Form 10-Q
period 2023-03-31
ASSURED GUARANTY LTD
filed 2023-05-10
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of May 8, 2023 was 59,341,058 (includes 38,464 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions except share data)

	As of
	March 31, 2023	December 31, 2022
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $69 and $65 (amortized cost of $7,359 and $7,707)	$6,869	$7,119
Fixed-maturity securities, trading, at fair value	300	303
Short-term investments, at fair value	1,273	810
Other invested assets (includes $27 and $30, at fair value)	140	133
Total investments	8,582	8,365
Cash	118	107
Premiums receivable, net of commissions payable	1,346	1,298
Deferred acquisition costs	151	147
Salvage and subrogation recoverable	258	257
Financial guaranty variable interest entities’ assets (includes $413 and $413, at fair value)	415	416
Assets of consolidated investment vehicles (includes $5,067 and $5,363, at fair value)	5,118	5,493
Goodwill and other intangible assets	6	163
Assets held for sale	227	—
Other assets (includes $140 and $148, at fair value)	557	597
Total assets	$16,778	$16,843
Liabilities
Unearned premium reserve	$3,631	$3,620
Loss and loss adjustment expense reserve	291	296
Long-term debt	1,676	1,675
Credit derivative liabilities, at fair value	150	163
Financial guaranty variable interest entities’ liabilities, at fair value (with recourse $692 and $702, without recourse $12 and $13)	704	715
Liabilities of consolidated investment vehicles (includes $4,352 and $4,431, at fair value)	4,458	4,625
Liabilities held for sale	51	—
Other liabilities	402	457
Total liabilities	11,363	11,551
Commitments and contingencies (Note 12)
Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 59,274,112 and 59,013,040 shares issued and outstanding)	1	1
Retained earnings	5,638	5,577
Accumulated other comprehensive income (loss), net of tax of $(69) and $(84)	(420)	(515)
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	5,220	5,064
Nonredeemable noncontrolling interests (Note 8)	195	228
Total shareholders’ equity	5,415	5,292
Total liabilities and shareholders’ equity	$16,778	$16,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions except share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Net earned premiums	$81	$214
Net investment income	81	62
Asset management fees	26	34
Net realized investment gains (losses)	(2)	3
Fair value gains (losses) on credit derivatives	15	(3)
Fair value gains (losses) on committed capital securities	(16)	1
Fair value gains (losses) on financial guaranty variable interest entities	(5)	6
Fair value gains (losses) on consolidated investment vehicles	58	14
Foreign exchange gains (losses) on remeasurement	20	(30)
Fair value gains (losses) on trading securities	(2)	(4)
Other income (loss)	27	3
Total revenues	283	300
Expenses
Loss and loss adjustment expenses (benefit)	4	57
Interest expense	21	20
Amortization of deferred acquisition costs	3	4
Employee compensation and benefit expenses	82	73
Other operating expenses	55	42
Total expenses	165	196
Income (loss) before income taxes and equity in earnings (losses) of investees	118	104
Equity in earnings (losses) of investees	2	(11)
Income (loss) before income taxes	120	93
Less: Provision (benefit) for income taxes	23	18
Net income (loss)	97	75
Less: Noncontrolling interests	16	9
Net income (loss) attributable to Assured Guaranty Ltd.	$81	$66

Earnings per share:
Basic	$1.37	$1.00
Diluted	$1.34	$0.98

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$97	$75
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $14 and $(63)	89	(338)
Investments with credit impairment, net of tax provision (benefit) of $1 and $(9)	5	(39)
Change in net unrealized gains (losses) on investments	94	(377)
Change in instrument-specific credit risk on financial guaranty variable interest entities’ liabilities with recourse, net of tax	(1)	—
Other, net of tax	2	(1)
Other comprehensive income (loss)	95	(378)
Comprehensive income (loss)	192	(303)
Less: Comprehensive income (loss) attributable to noncontrolling interests	16	9
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$176	$(312)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Three Months Ended March 31, 2023

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of December 31, 2022	59,013,040	$1	$5,577	$(515)	$1	$5,064	$228	$5,292
Net income	—	—	81	—	—	81	16	97
Dividends ($0.28 per share)	—	—	(18)	—	—	(18)	—	(18)
Contributions	—	—	—	—	—	—	3	3
Common shares repurchases	(36,369)	—	(2)	—	—	(2)	—	(2)
Share-based compensation	297,441	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	(52)	(52)
Other comprehensive income	—	—	—	95	—	95	—	95
As of March 31, 2023	59,274,112	$1	$5,638	$(420)	$1	$5,220	$195	$5,415

For the Three Months Ended March 31, 2022

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of December 31, 2021	67,518,424	$1	$5,990	$300	$1	$6,292	$186	$6,478
Net income	—	—	66	—	—	66	10	76
Dividends ($0.25 per share)	—	—	(17)	—	—	(17)	—	(17)
Contributions	—	—	—	—	—	—	5	5
Common shares repurchases	(2,738,223)	—	(155)	—	—	(155)	—	(155)
Share-based compensation	263,346	—	(6)	—	—	(6)	—	(6)
Distributions	—	—	—	—	—	—	(8)	(8)
Other comprehensive loss	—	—	—	(378)	—	(378)	—	(378)
As of March 31, 2022	65,043,547	$1	$5,878	$(78)	$1	$5,802	$193	$5,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (in millions)

	Three Months Ended March 31,
	2023	2022
Net cash flows provided by (used in) operating activities	$312	$(892)
Cash flows from investing activities:
Fixed-maturity securities, available-for-sale:
Purchases	(225)	(68)
Sales	455	57
Maturities and paydowns	129	179
Short-term investments with original maturities of over three months:
Purchases	(12)	(17)
Sales	3	—
Maturities and paydowns	15	—
Net sales (purchases) of short-term investments with original maturities of less than three months	(460)	656
Paydowns of financial guaranty variable interest entities’ assets	7	18
Purchases of other invested assets	(10)	(5)
Sales and return of capital of other invested assets	5	31
Other	(1)	(1)
Net cash flows provided by (used in) investing activities	(94)	850
Cash flows from financing activities:
Dividends paid	(18)	(17)
Repurchases of common shares	(2)	(152)
Net paydowns of financial guaranty variable interest entities’ liabilities	(9)	(41)
Other	(15)	(10)
Cash flows from consolidated investment vehicles:
Proceeds from issuance of collateralized loan obligations	—	371
Repayment of collateralized loan obligations	—	(372)
Proceeds from issuance of warehouse financing debt	—	215
Repayment of warehouse financing debt	(152)	—
Borrowing (payment) under credit facilities	(30)	(1)
Contributions from noncontrolling interests to consolidated investment vehicles	—	3
Distributions to noncontrolling interests from consolidated investment vehicles	(70)	(6)
Net cash flows provided by (used in) financing activities	(296)	(10)
Effect of foreign exchange rate changes	1	(1)
Increase (decrease) in cash and cash equivalents and restricted cash	(77)	(53)
Cash and cash equivalents and restricted cash at beginning of period	207	342
Cash and cash equivalents and restricted cash at end of period	$130	$289

(continued on next page)

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited) - (Continued)

 (in millions)

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow information
Interest paid on long-term debt	$10	$9

Supplemental disclosure of non-cash activities:
Puerto Rico Plan Consideration (see Note 3)
Fixed-maturity securities, available-for-sale, received as salvage	$1	$610
Fixed-maturity securities, available-for-sale, ceded to a reinsurer	—	27
Fixed-maturity securities, trading, received as salvage	—	184
Fixed-maturity securities, trading, ceded to a reinsurer	—	6
Debt securities of financial guaranty variable interest entities received as salvage	—	54
Contributions from noncontrolling interests	3	2
Distributions to noncontrolling interests	3	2

	As of
	March 31, 2023	March 31, 2022
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash	$118	$119
Restricted cash (included in other assets)	—	12
Cash and cash equivalents of consolidated investment vehicles (See Note 8)	(13)	158
Cash (included in assets held for sale)	25	—
Cash and cash equivalents and restricted cash at the end of period	$130	$289

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

Transaction with Sound Point

On April 5, 2023, Assured Guaranty entered into a transaction agreement (Transaction Agreement) pursuant to which it agreed to contribute to Sound Point Capital Management, LP (Sound Point) most of its asset management business, other than that conducted by Assured Healthcare Partners LLC (AssuredIM Contributed Business). In addition, AGM and AGC (U.S. Insurance Subsidiaries) entered into a letter agreement (Letter Agreement) pursuant to which they agreed that, after the closing of the transactions contemplated by the Transaction Agreement, they would (a) engage Sound Point as their sole alternative credit manager, (b) transition to Sound Point the management of certain existing alternative investments and related commitments, and (c) subject to regulatory approval, over time make new investments in funds, other vehicles and separately managed accounts managed by Sound Point which, when aggregated with the transitioned alternative investments and commitments, will total $1 billion. See Note 7, Investments. Assured Guaranty will receive, subject to certain potential post-closing adjustments, common interests in Sound Point representing a 30% participation percentage in Sound Point, and certain other interests in related Sound Point entities (the transactions contemplated under the Transaction Agreement and the Letter Agreement, the Sound Point Transaction). The Sound Point Transaction is expected to be completed in the third quarter of 2023, subject to certain customary closing conditions, including the receipt of certain consents and regulatory approval.

Assets and Liabilities Held For Sale

As of March 31, 2023, the AssuredIM assets and liabilities subject to the Transaction Agreement were classified as held for sale. Separately, Assured Guaranty has committed to a plan to sell the remaining AssuredIM operating entities associated with its healthcare strategy, and not part of the Sound Point Transaction, including Assured Healthcare Partners LLC, and has also classified those assets and liabilities as held for sale. The results of all of the AssuredIM entities that are classified as held for sale are reported in the Asset Management segment. See Note 2, Segment Information.

In addition, the Company designated certain other assets and liabilities supporting the Insurance segment as held for sale in the first quarter of 2023.

The disposal group consisting of the assets and liabilities classified as held for sale is measured at the lower of carrying amount or fair value less any costs associated with the transaction. The Company assessed the disposal group for impairment and determined no impairment existed as of March 31, 2023. Upon classification of the disposal group as held for sale, the Company ceased amortizing held for sale intangibles. Each of the components held for sale will be accounted for as dispositions of businesses. The Company is still evaluating the effect that the Sound Point Transaction, and the expected sales

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
of the remaining assets and liabilities held for sale, will have in the period in which the transactions are consummated, which is expected to be in the third quarter of 2023. The table below shows the components of assets and liabilities held for sale.

Assets and Liabilities Held For Sale
As of March 31, 2023

(in millions)
Assets
Short-term investments	$1
Cash	25
Goodwill and other intangible assets	155
Other assets
Deferred tax assets	5
Other	41
Total assets held for sale	$227
Liabilities
Other liabilities	$51
Total liabilities held for sale	$51

Revenues and expenses attributable to all businesses held for sale relate primarily to the AssuredIM entities in the asset management segment, which results are presented in Note 2, Segment Information. Substantially all of the entities in the asset management segment are held for sale.

Once the Company executes the Sound Point Transaction and the sales of its held for sale businesses, which are expected to occur in the third quarter of 2023, the Company expects to deconsolidate the corresponding AssuredIM and other entities. The Company will account for its investment in Sound Point as an equity method investment. As of March 31, 2023, the effect of deconsolidating all the CIVs would have been a reduction in assets of $4,668 million, a reduction in liabilities of $4,458 million, and a reduction in non-controlling interests of $195 million.

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

These unaudited interim condensed consolidated financial statements are as of March 31, 2023 and cover the three-month period ended March 31, 2023 (first quarter 2023) and the three-month period ended March 31, 2022 (first quarter 2022). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current period’s presentation, except for assets and liabilities held for sale as described above.

    The unaudited interim condensed consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries, and its consolidated financial guaranty VIEs (FG VIEs) and CIVs. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles. Intercompany accounts and transactions between and among all consolidated entities have been eliminated.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (SEC).

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

AGM and AGC (collectively, the U.S. Insurance Subsidiaries), jointly own an investment subsidiary, AG Asset Strategies LLC (AGAS), which invests in funds managed by AssuredIM (AssuredIM Funds).

AGL directly or indirectly owns several holding companies, two of which - Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH and, together with AGUS, the U.S. Holding Companies) - have public debt outstanding.

Recent Accounting Standards Adopted

Targeted Improvements to the Accounting for Long-Duration Contracts

    In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The Company’s adoption of this ASU on January 1, 2023 did not have any effect on the Company’s consolidated financial statements.

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

    The segment results differ from the consolidated financial statements in certain respects. The Insurance segment includes: (i) premiums and losses from the financial guaranty insurance policies issued by the U.S. Insurance Subsidiaries which guarantee the FG VIEs’ debt; and (ii) AGAS’ share of earnings from investments in AssuredIM Funds in “equity in earnings (losses) of investees.” Under GAAP, (i) FG VIEs are consolidated by the U.S. Insurance Subsidiaries and the premiums and losses associated with the financial guaranty policies associated with the FG VIEs’ debt are eliminated, whereas

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
the reconciliation tables below present the FG VIEs and related eliminations in “other”, and (ii) CIVs are consolidated by AGUS, whereas in the reconciliation tables below, the CIVs and related eliminations of the Insurance segment’s “equity in earnings (losses) of investees” associated with AGAS’ interest in CIVs are presented in “other.” In addition, under GAAP, reimbursable fund expenses are shown as a component of asset management fees and included in total revenues, whereas in the Asset Management segment in the tables below, they are netted in “segment expenses”.

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

Segment Information

	Three Months Ended March 31,
	2023		2022
	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$188	$25	$276	$30
Intersegment revenues	2	16	2	9
Segment revenues	190	41	278	39
Segment expenses	79	42	122	39
Segment equity in earnings (losses) of investees	30	—	(1)	—
Less: Segment provision (benefit) for income taxes	24	—	22	—
Segment adjusted operating income (loss)	$117	$(1)	$133	$—

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The tables below present a reconciliation of significant components of segment information to the comparable consolidated amounts.

Reconciliation of Segment Information to Consolidated Information
First Quarter 2023

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$190	$79	$30	$24	$—	$117
Asset Management	41	42	—	—	—	(1)
Total segments	231	121	30	24	—	116
Corporate division	2	48	—	(2)	—	(44)
Other	35	(4)	(28)	(1)	16	(4)
Subtotal	268	165	2	21	16	68
Reconciling items:
Realized gains (losses) on investments	(2)	—	—	—	—	(2)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	13	—	—	—	—	13
Fair value gains (losses) on CCS	(16)	—	—	—	—	(16)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	20	—	—	—	—	20
Tax effect	—	—	—	2	—	(2)
Total consolidated	$283	$165	$2	$23	$16	$81

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The Company seeks to limit its exposure to losses by underwriting obligations that it views to be investment grade at inception, although on occasion it may underwrite new issuances that it views to be below-investment-grade (BIG), typically as part of its loss mitigation strategy for existing troubled exposures. The Company also seeks to acquire portfolios of insurance from financial guarantors that are no longer writing new business by acquiring such companies or providing reinsurance on a portfolio of insurance; in such instances, it evaluates the risk characteristics of the target portfolio, which may include some BIG exposures, as a whole in the context of the proposed transaction. The Company diversifies its insured portfolio across sector and geography and, in the structured finance portfolio, generally requires subordination or collateral to protect it from loss. Reinsurance may be used in order to reduce net exposure to certain insured transactions.

     Public finance obligations insured by the Company primarily consist of general obligation bonds supported by the taxing powers of U.S. state or municipal governmental authorities, as well as tax-supported bonds, revenue bonds and other obligations supported by covenants from state or municipal governmental authorities or other municipal obligors to impose and collect fees and charges for public services or specific infrastructure projects. The Company includes within public finance obligations those obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including utilities, toll roads, healthcare facilities and government office buildings. The Company also includes within public finance obligations similar obligations issued by U.S. and non-U.S. sovereign and sub-sovereign issuers and governmental authorities.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

    The Company has, from time to time, purchased securities that it has insured, and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The Company excludes amounts attributable to Loss Mitigation Securities from par and debt service outstanding and instead reports Loss Mitigation Securities in the investment portfolio because the Company manages such securities as investments and not insurance exposure. As of both March 31, 2023 and December 31, 2022, the Company excluded from net par outstanding $1.3 billion attributable to Loss Mitigation Securities.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Financial Guaranty Portfolio
Debt Service and Par Outstanding

	As of March 31, 2023		As of December 31, 2022
	Gross	Net	Gross	Net
	(in millions)
Debt Service
Public finance	$363,914	$363,717	$359,899	$359,703
Structured finance	10,784	10,758	10,273	10,248
Total financial guaranty	$374,698	$374,475	$370,172	$369,951

Par Outstanding
Public finance	$226,902	$226,746	$224,254	$224,099
Structured finance	9,663	9,637	9,184	9,159
Total financial guaranty	$236,565	$236,383	$233,438	$233,258

In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $808 million of public finance direct gross par and $1.4 billion of structured finance direct gross par as of March 31, 2023. These commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio by Internal Rating
As of March 31, 2023

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$220	0.1%	$2,000	4.4%	$908	10.5%	$472	48.3%	$3,600	1.5%
AA	16,239	9.0	3,535	7.6	4,605	53.1	12	1.2	24,391	10.3
A	97,909	54.1	10,460	22.8	1,567	18.1	385	39.4	110,321	46.7
BBB	62,665	34.7	28,924	63.0	492	5.7	108	11.1	92,189	39.0
BIG	3,804	2.1	990	2.2	1,088	12.6	—	—	5,882	2.5
Total net par outstanding	$180,837	100.0%	$45,909	100.0%	$8,660	100.0%	$977	100.0%	$236,383	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2022

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$222	0.1%	$1,967	4.4%	$926	11.2%	$469	50.4%	$3,584	1.5%
AA	16,241	9.1	3,497	7.9	4,633	56.3	12	1.3	24,383	10.5
A	96,807	53.9	9,271	20.9	1,075	13.1	340	36.5	107,493	46.1
BBB	62,570	34.8	28,747	64.6	479	5.8	110	11.8	91,906	39.4
BIG	3,796	2.1	981	2.2	1,115	13.6	—	—	5,892	2.5
Total net par outstanding	$179,636	100.0%	$44,463	100.0%	$8,228	100.0%	$931	100.0%	$233,258	100.0%

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of March 31, 2023

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,374	$109	$1,321	$3,804	$180,837
Non-U.S. public finance	990	—	—	990	45,909
Public finance	3,364	109	1,321	4,794	226,746
Structured finance:
U.S. RMBS	12	39	937	988	1,910
Other structured finance	—	32	68	100	7,727
Structured finance	12	71	1,005	1,088	9,637
Total	$3,376	$180	$2,326	$5,882	$236,383

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2022

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,364	$108	$1,324	$3,796	$179,636
Non-U.S. public finance	981	—	—	981	44,463
Public finance	3,345	108	1,324	4,777	224,099
Structured finance:
U.S. RMBS	18	39	953	1,010	1,956
Other structured finance	—	34	71	105	7,203
Structured finance	18	73	1,024	1,115	9,159
Total	$3,363	$181	$2,348	$5,892	$233,258

Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of March 31, 2023

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in millions)
BIG:
Category 1	$3,370	$6	$3,376	117	1	118
Category 2	170	10	180	15	2	17
Category 3	2,286	40	2,326	109	8	117
Total BIG	$5,826	$56	$5,882	241	11	252

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Exposure to Puerto Rico

    The Company had insured exposure to obligations of various authorities and public corporations of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) as well as its general obligation bonds aggregating $1.4 billion net par outstanding as of both March 31, 2023 and December 31, 2022. All of the Company’s insured exposure to Puerto Rico is rated BIG. The Company has paid claims as a result of payment defaults on all of its outstanding Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR), which have made their debt service payments on time.

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

After over five years of negotiations, a substantial portion of the Company’s Puerto Rico exposure was resolved in 2022 in accordance with four orders (including orders implementing the GO/PBA Plan and HTA Plan described below) entered by the United States District Court of the District of Puerto Rico (Federal District Court of Puerto Rico) related to the Company’s exposure to all insured Puerto Rico credits experiencing payment default in 2022 except Puerto Rico Electric Power Authority (PREPA) (2022 Puerto Rico Resolutions). As a result of the 2022 Puerto Rico Resolutions, during 2022 the Company’s obligations under its insurance policies covering debt of the Puerto Rico Convention Center District Authority (PRCCDA) and Puerto Rico Infrastructure Authority (PRIFA) were extinguished, and its insurance exposure to Puerto Rico general obligations (GO) bonds, Public Buildings Authority (PBA) bonds and Puerto Rico Highway and Transportation Authority (PRHTA) bonds were greatly reduced.

Under the Modified Eighth Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico, the Employees Retirement System of the Government of the Commonwealth of Puerto Rico, and the Puerto Rico Public Buildings Authority (GO/PBA Plan), the Company received cash, new general obligation bonds (New GO Bonds) and contingent value instruments (CVIs). Under the Modified Fifth Amended Title III Plan of Adjustment for PRHTA (HTA Plan), the Company received cash, new bonds backed by toll revenues (Toll Bonds, and together with the New GO Bonds, New Recovery Bonds) and CVIs. Cash, New Recovery Bonds and CVIs received pursuant to the 2022 Puerto Rico Resolutions are collectively referred to as Plan Consideration.

Plan Consideration is reported in either cash, investments or FG VIE assets as described below.

•Investments and cash. Plan Consideration received in respect of bondholders whose principal on bonds insured by the Company were accelerated against the Commonwealth and became due and payable under the 2022 Puerto Rico Resolutions are reported in Cash and Investments. See Note 7, Investments, for the fair value of the Toll Bonds and CVIs remaining as of March 31, 2023.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

•FG VIE assets. Plan Consideration received in respect of insured bondholders who elected to receive custody receipts that represent an interest in the legacy insurance policy plus Plan Consideration that constitute distributions under the HTA Plan or the GO/PBA Plan are reported in FG VIE assets. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions of Plan Consideration are insufficient to pay or prepay such amounts. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for the fair value of New Recovery Bonds remaining as of March 31, 2023

The Company has sold a portion of the New Recovery Bonds and CVIs and may sell in the future any New Recovery Bonds or CVIs it continues to hold. The fair value of any New Recovery Bonds and CVIs that the Company retains will fluctuate from their date of acquisition. Any gains or losses on sales of New Recovery Bonds and CVIs in the investment portfolio are reported as realized gains and losses on investments and fair value gains (losses) on trading securities, respectively, rather than loss and LAE.

The CVIs are intended to provide creditors with additional recoveries tied to the outperformance of the Puerto Rico 5.5% Sales and Use Tax (SUT) receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. The notional amount of a CVI represents the sum of the maximum distributions the holder could receive under the CVI, subject to the cumulative and annual caps, if the SUT sufficiently exceeds 2020 certified fiscal plan projections, without any discount for time. Substantially all of the CVIs are reported in investments, rather than FG VIEs.

The Company is continuing its efforts to resolve the one remaining Puerto Rico insured exposure that is in payment default, PREPA. Economic, political and legal developments, including inflation and increases in the cost of petroleum products, may impact any resolution of the Company’s PREPA insured exposure and the value of any remaining consideration received in connection with the 2022 Puerto Rico Resolutions or any future resolutions of the Company’s PREPA insured exposures. The impact of developments relating to Puerto Rico during any quarter or year could be material to the Company’s results of operations and shareholders’ equity.

Puerto Rico Par and Debt Service Schedules

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	As of		As of
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
(in millions)
Exposure to Puerto Rico	$1,367	$1,378	$1,855	$1,899

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Puerto Rico
Net Par Outstanding

	As of
	March 31, 2023	December 31, 2022
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$720	$720
Total Defaulted	720	720
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue) (1)	295	298
PRHTA (Highway revenue) (1)	182	182
Commonwealth of Puerto Rico - GO (1)	25	25
PBA (1)	4	4
Total Resolved	506	509
Other Puerto Rico Exposures
MFA (2)	124	131
PRASA and U of PR (2)	1	1
Total Other	125	132
Total net exposure to Puerto Rico	$1,351	$1,361
____________________
(1)    Resolved in pursuant to the 2022 Puerto Rico Resolutions.
(2)    All debt service on these insured exposures have been paid to date without any insurance claim being made on the Company.

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

Amortization Schedule of Puerto Rico
Net Par Outstanding and Net Debt Service Outstanding
As of March 31, 2023

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2023 (April 1 - June 30)	$—	$3
2023 (July 1 - September 30)	124	154
2023 (October 1 - December 31)	—	3
Subtotal 2023	124	160
2024	110	170
2025	94	148
2026	149	200
2027	124	168
2028-2032	378	528
2033-2037	240	311
2038-2041	132	150
Total	$1,351	$1,835

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
PREPA

As of March 31, 2023, the Company had $720 million insured net par outstanding of PREPA obligations. The Company believes that the PREPA obligations are secured by a lien on the revenues of the electric system. On May 3, 2019, AGM and AGC entered into a restructuring support agreement with PREPA and other stakeholders, including a group of uninsured PREPA bondholders, the Commonwealth and the FOMB (PREPA RSA). This agreement was terminated by Puerto Rico on March 8, 2022.

On April 8, 2022, Judge Laura Taylor Swain of the Federal District Court of Puerto Rico issued an order appointing as members of a PREPA mediation team U.S. Bankruptcy Judges Shelley Chapman (lead mediator), Robert Drain and Brendan Shannon. Judge Swain also entered a separate order establishing the terms and conditions of mediation, including that the mediation would terminate on June 1, 2022. Judge Swain has since extended the term of such mediation several times, most recently on April 24, 2023 extending the term to July 28, 2023. The FOMB initially filed a plan of adjustment and disclosure statement for PREPA with the Federal District Court of Puerto Rico on December 16, 2022, and filed an amended version on February 9, 2023 (FOMB PREPA Plan). The FOMB PREPA Plan would split bondholders into two groups: one that would settle litigation regarding whether that creditor repayment is limited to existing accounts, and another group that would continue litigating that bondholders have a right to PREPA’s current and future revenue collections. The FOMB PREPA Plan provides for lower recoveries to bondholders than did previous agreements the FOMB reached with bondholders. The Federal District Court of Puerto Rico approved the PREPA disclosure statement on February 28, 2023, which allows bondholder solicitation on the FOMB PREPA Plan to begin.

On March 22, 2023, the Federal District Court of Puerto Rico found that the PREPA bondholders had perfected liens only in revenues that had been deposited in the sinking fund established under the PREPA trust agreement and related funds over which the bond trustee had control. The Federal District Court of Puerto Rico also held, however, that PREPA bondholders do have recourse under the PREPA trust agreement in the form of an unsecured net revenue claim. The Federal District Court of Puerto Rico declined to value the amount of the claim but defined it as the value of the net revenues that would have, under the waterfall provisions of the PREPA trust agreement and applicable nonbankruptcy law, become collateral upon being deposited in the sinking fund and payable to PREPA bondholders over the remaining terms of the bonds. The ultimate value of the claim, according to the Federal District Court of Puerto Rico, should be determined through a claim estimations proceeding.

On April 13, 2023, the Federal District Court of Puerto Rico issued an order regarding proposed procedures to estimate the value of the unsecured net revenue claim, pursuant to which the court established a discovery briefing and expert report schedule, indicated that a hearing would be held the week of June 5, 2023, and stated that it expected and directed the parties to engage in good faith mediation.

The last revised fiscal plan for PREPA was certified by the FOMB on June 28, 2022.

PRHTA

As of March 31, 2023, the Company had $477 million of insured net par outstanding of PRHTA bonds: $295 million insured net par outstanding of PRHTA (transportation revenue) bonds and $182 million insured net par outstanding of PRHTA (highway revenue) bonds. PRHTA net par outstanding represents the Company’s exposure in respect of insured bondholders who elected to receive custody receipts that represent an interest in the legacy insurance policy plus Toll Bonds that constitute distributions under the HTA Plan.

Puerto Rico GO and PBA

As of March 31, 2023, the Company had remaining $25 million of insured net par outstanding of GO bonds and $4 million of insured net par outstanding of PBA bonds. GO/PBA net par outstanding represents the Company’s exposure in respect of insured bondholders who elected to receive custody receipts that represent an interest in the legacy insurance policy plus cash, New GO Bonds and CVIs that constitute distributions under the GO/PBA Plan.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Puerto Rico Exposures

All debt service payments for the Company’s remaining Puerto Rico exposures of $125 million insured net par outstanding have been made in full by the obligors as of the date of this filing. These exposures consist primarily of $124 million net par outstanding of MFA bonds, which are secured by a lien on local tax revenues.

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

A number of legal actions involving the Company and relating to the Commonwealth, PRCCDA and PRIFA, as well as claims related to the clawback of certain excise taxes and revenues pledged to secure bonds issued by PRHTA, were resolved on March 15, 2022, and all remaining legal actions involving the Company and relating to PRHTA were resolved on December 6, 2022, which together comprised the consummation of the 2022 Puerto Rico Resolutions. Except for one proceeding related to PREPA, all proceedings involving the Company and relating to the default by the Commonwealth or its instrumentalities remain stayed pending the Federal District Court of Puerto Rico's determination on plans of adjustment or other proceedings.

The following Puerto Rico proceeding in which the Company is involved is no longer stayed:

•On July 1, 2019, the FOMB initiated an adversary proceeding against U.S. Bank National Association, as trustee for PREPA’s bonds, objecting to and challenging the validity, enforceability, and extent of prepetition security interests securing those bonds and seeking other relief. On September 30, 2022, the FOMB filed an amended complaint against the trustee (i) objecting to and challenging the validity, enforceability, and extent of prepetition security interests securing PREPA’s bonds and (ii) arguing that PREPA bondholders’ recourse was limited to certain deposit accounts held by the trustee. On October 7, 2022, the court approved a stipulation permitting AGM and AGC to intervene as defendants. Summary judgment motions were filed by plaintiffs and defendants on October 24, 2022. As noted above, on March 22, 2023, the Federal District Court of Puerto Rico granted in part and denied in part each party’s cross-motions for summary judgment. The Federal District Court of Puerto Rico found that the PREPA bondholders had perfected liens only in revenues that had been deposited in the sinking fund established under the PREPA trust agreement and related funds over which the bond trustee had control. The Federal District Court of Puerto Rico also held that the PREPA bondholders do have recourse under the trust agreement in the form of an unsecured net revenue claim, but declined to value the unsecured net revenue claim. On April 13, 2023, the court issued an order proposing procedures to estimate the value of the unsecured net revenue claim, pursuant to which the court established a discovery and expert report schedule, and directed the parties to engage in good faith mediation. A hearing is expected to be held the week of June 5, 2023. On May 3, 2023, the Federal District Court of Puerto Rico denied PREPA bondholders’ request to certify their interlocutory appeal of the finding that the PREPA bondholders had perfected liens only in revenues that had been deposited in the sinking fund established under the PREPA trust agreement and related funds over which the bond trustee had control. The Company is likely to appeal portions of the decision, including the lien scope ruling and necessity of any claim estimation proceeding, once the FOMB PREPA Plan has been approved.

The following Puerto Rico proceedings in which the Company is involved remain stayed:

•On June 26, 2017, AGM and AGC filed a complaint in the Federal District Court of Puerto Rico to compel the FOMB to certify the PREPA RSA for implementation under Title VI of PROMESA. On July 21, 2017, considering its PREPA Title III petition on July 2, 2017, the FOMB filed a notice of stay under PROMESA.

•On July 18, 2017, AGM and AGC filed a motion for relief in the Federal District Court of Puerto Rico from the automatic stay filed in the PREPA Title III Bankruptcy proceeding. The court denied the motion on September 14,
2017, but on August 8, 2018, the United States Court of Appeals for the First Circuit vacated and remanded the court’s decision. On October 3, 2018, AGM and AGC, together with other bond insurers, filed a motion with the court to lift the automatic stay to commence an action against PREPA for the appointment of a receiver. Following termination of mediation without a resolution and the filing of a motion to dismiss PREPA’s Title III case or to lift the automatic stay

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
to allow for the appointment of a receiver, the court effectively stayed this matter until termination of the plan confirmation process.

•On May 20, 2019, the FOMB and the Official Committee of Unsecured Creditors filed an adversary complaint in the Federal District Court of Puerto Rico challenging the validity, enforceability, and extent of security interests in PRHTA revenues. Relatedly, on January 16, 2020, the FOMB, on behalf of the PRHTA, brought an adversary proceeding in the Federal District Court of Puerto Rico against AGM and AGC and other insurers of PRHTA bonds, objecting to the bond insurers claims in the PRHTA Title III proceedings and seeking to disallow such claims. These matters are currently stayed. On October 12, 2022, the court entered an order and judgment confirming the amended plan of adjustment for PRHTA filed by the FOMB with the court on September 6, 2022 (HTA Confirmation Order), and which provides that these adversary proceeding must be dismissed with prejudice within five business days of the HTA Confirmation Order becoming a final order, which should occur after all appeals of the HTA Confirmation Order have been resolved.

•On September 30, 2019, certain parties that either had advanced funds to PREPA for the purchase of fuel or had succeeded to such claims (Fuel Line Lenders) filed an amended adversary complaint against the FOMB and other parties, including AGC and AGM, seeking subordination of PREPA bondholder claims to Fuel Line Lenders’ claims. On November 12, 2019, AGC and AGM filed a motion to dismiss the amended adversary complaint. On September 29, 2022, the court entered an order terminating the motion to dismiss without prejudice and indicating that the issues in the adversary proceeding will only be addressed, if necessary, after issues related to security and recourse of the PREPA bonds have been resolved or, if necessary, in connection with the confirmation of a plan of adjustment for PREPA.

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

Specialty Insurance, Reinsurance and Guaranties

	As of March 31, 2023		As of December 31, 2022
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in millions)
Life insurance transactions (1)	$1,302	$974	$1,314	$986
Aircraft residual value insurance policies	355	200	355	200
Other guaranties	1,626	1,626	228	228
____________________
(1)    The life insurance transactions net exposure is projected to reach $1.1 billion in 2025.

As of both March 31, 2023 and December 31, 2022, gross exposure of $144 million and net exposure of $84 million of aircraft residual value insurance was BIG. All other exposures in the table above are investment-grade quality.

The Company’s subsidiary, AGRO, also guarantees other specialty business, including an excess-of-loss guaranty of a minimum amount of billed rent on a diversified portfolio of real estate properties with an internal rating of AA. These guaranties mature in 2042. The Company’s maximum potential exposure under these guaranties was $1.6 billion as of March 31, 2023. The Company accounts for such guaranties in accordance with Accounting Standards Codification (ASC) 460, Guarantees.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

In circumstances where the Company purchased its own insured obligations that had expected losses, and in cases where issuers of insured obligations elected or the Company and an issuer mutually agreed as part of a negotiation to deliver the underlying collateral, insured obligation or a new security to the Company, expected loss to be paid (recovered) is reduced and the asset received is prospectively accounted for under the applicable guidance for that instrument. Insured obligations with expected losses that were purchased by the Company are referred to as Loss Mitigation Securities and are recorded in the investment portfolio at fair value, excluding the value of the Company’s insurance. For Loss Mitigation Securities, the difference between the purchase price of the insured obligation and the fair value excluding the value of the Company’s insurance (on the date of acquisition) is treated as a paid loss. See Note 7, Investments, and Note 9, Fair Value Measurement.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

	Net Expected Loss to be Paid (Recovered)				Net Economic Loss Development (Benefit)
	As of				First Quarter
Accounting Model	March 31, 2023		December 31, 2022		2023	2022
	(in millions)
Insurance (see Note 5)	$205		$205		$6	$(44)
FG VIEs (see Note 8)	309	(1)	314	(1)	5	(4)
Credit derivatives (see Note 6)	3		3		—	4
Total	$517		$522		$11	$(44)
____________________
(1)    The expected loss to be paid for FG VIEs primarily relates to trusts established as part of the 2022 Puerto Rico Resolutions (Puerto Rico Trusts) that were consolidated.

The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts, which are accounted for under one of the following accounting models: insurance, derivative and FG VIE. The Company used risk-free

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
rates for U.S. dollar denominated obligations that ranged from 3.44% to 4.87% with a weighted average of 3.75% as of March 31, 2023 and 3.82% to 4.69% with a weighted average of 4.08% as of December 31, 2022. Expected losses to be paid for U.S. dollar denominated transactions represented approximately 97.6% and 98.5% of the total as of March 31, 2023 and December 31, 2022, respectively.

Net Expected Loss to be Paid (Recovered)
Roll Forward

	First Quarter
	2023	2022
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$522	$411
Economic loss development (benefit) due to:
Accretion of discount	5	2
Changes in discount rates	10	(47)
Changes in timing and assumptions	(4)	1
Total economic loss development (benefit)	11	(44)
Net (paid) recovered losses (1)	(16)	65
Net expected loss to be paid (recovered), end of period	$517	$432
____________________
(1)     Net (paid) recovered losses in 2022 include the net amounts received pursuant to the portion of the 2022 Puerto Rico Resolutions related to PRCCDA, PRIFA and GO/PBA exposures, as described in Note 3, Outstanding Exposure.

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	First Quarter 2023
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2022	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2023
	(in millions)
Public finance:
U.S. public finance	$403	$1	$(24)	$380
Non-U.S. public finance	9	4	—	13
Public finance	412	5	(24)	393
Structured finance:
U.S. RMBS	66	5	11	82
Other structured finance	44	1	(3)	42
Structured finance	110	6	8	124
Total	$522	$11	$(16)	$517

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	First Quarter 2022
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2021	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2022
	(in millions)
Public finance:
U.S. public finance	$197	$(48)	$32	$181
Non-U.S. public finance	12	(2)	—	10
Public finance	209	(50)	32	191
Structured finance:
U.S. RMBS	150	7	38	195
Other structured finance	52	(1)	(5)	46
Structured finance	202	6	33	241
Total	$411	$(44)	$65	$432
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets”.

The tables above include (a) net LAE paid of $3 million and $13 million for first quarter 2023 and first quarter 2022, respectively, and (b) net expected LAE to be paid of $9 million as of March 31, 2023 and $11 million as of December 31, 2022.

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

Net Economic Loss Development (Benefit)
U.S. RMBS

	First Quarter
	2023	2022
	(in millions)
First lien U.S. RMBS	$—	$18
Second lien U.S. RMBS	5	(11)

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

First Lien U.S. RMBS Liquidation Rates

	As of
	March 31, 2023	December 31, 2022
Current but recently delinquent
Alt-A and Prime	20%	20%
Option ARM	20%	20%
Subprime	20%	20%
30 – 59 Days Delinquent
Alt-A and Prime	35%	35%
Option ARM	35%	35%
Subprime	30%	30%
60 – 89 Days Delinquent
Alt-A and Prime	40%	40%
Option ARM	45%	45%
Subprime	40%	40%
90+ Days Delinquent
Alt-A and Prime	55%	55%
Option ARM	60%	60%
Subprime	45%	45%
Bankruptcy
Alt-A and Prime	45%	45%
Option ARM	50%	50%
Subprime	40%	40%
Foreclosure
Alt-A and Prime	60%	60%
Option ARM	65%	65%
Subprime	55%	55%
Real Estate Owned
All	100%	100%

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

In the most heavily weighted scenario (the base scenario), after the 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to a final CDR of 5% of the plateau CDR. In the base scenario, the Company assumes the final CDR will be reached one year after the 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were recently modified or delinquent, or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36-month period represent defaults attributable to borrowers that are currently performing or are projected to re-perform.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Key Assumptions in Base Scenario Expected Loss Estimates
First Lien U.S. RMBS

	As of March 31, 2023				As of December 31, 2022
	Range			Weighted Average	Range			Weighted Average
Alt-A and Prime:
Plateau CDR	0.8%	-	10.8%	4.4%	1.6%	-	11.5%	5.1%
Final CDR	0.0%	-	0.5%	0.2%	0.1%	-	0.6%	0.3%
Initial loss severity:
2005 and prior	50%				50%
2006	50%				50%
2007+	50%				50%
Option ARM:
Plateau CDR	0.0%	-	7.6%	3.9%	2.0%	-	7.7%	4.3%
Final CDR	0.0%	-	0.4%	0.2%	0.1%	-	0.4%	0.2%
Initial loss severity:
2005 and prior	50%				50%
2006	50%				50%
2007+	50%				50%
Subprime:
Plateau CDR	1.8%	-	8.7%	5.2%	2.7%	-	9.7%	5.6%
Final CDR	0.1%	-	0.4%	0.3%	0.1%	-	0.5%	0.3%
Initial loss severity:
2005 and prior	50%				50%
2006	50%				50%
2007+	50%				50%

The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the CDR, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary conditional prepayment rate (CPR) follows a pattern similar to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base scenario. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These CPR assumptions are the same as those the Company used for December 31, 2022.

The Company incorporates a recovery assumption into its reserving model to reflect observed trends in recoveries of deferred principal balances of modified first lien loans that had been previously written off. For transactions where the Company has detailed loan information, the Company assumes, in the base scenario, that 20% of the deferred loan balances will eventually be recovered upon sale of the collateral or refinancing of the loans. In first quarter 2023, in light of recent volatility in interest rates, the mortgage market, and home prices, the Company also began incorporating a 10% recovery of deferred principal balances in the pessimistic scenario and a 50% recovery in the optimistic scenario. The effect on expected losses of this refinement in methodology was less than $1 million.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien U.S. RMBS transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the plateau CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of March 31, 2023 and December 31, 2022.

Certain transactions benefit from excess spread when they are supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) but have insured floating rate debt linked to London Interbank Offered Rate (LIBOR). An increase in projected LIBOR decreases excess spread, while lower LIBOR results in higher excess spread. ICE Benchmark Administration (IBA) and the Financial Conduct Authority have announced that LIBOR will be discontinued after June 30, 2023. The Company believes that the reference to LIBOR in such floating rate RMBS debt will be replaced, by operation of law in accordance with federal legislation enacted in March 2022, with a rate based on the Secured Overnight Finance Rate (SOFR).

The Company used a similar approach to establish its pessimistic and optimistic scenarios as of March 31, 2023 as it used as of December 31, 2022, increasing and decreasing the periods of stress from those used in the base scenario, but, as mentioned above, it updated the assumed recovery for deferred principal balances for the pessimistic and optimistic scenarios (to 10% and 50%, respectively) compared to December 31, 2022 (when 20% was assumed in all scenarios). In the Company’s most stressful scenario where 10% of deferred principal balances were recovered, loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 16 months, expected loss to be paid would increase from current projections by approximately $23 million for all first lien U.S. RMBS transactions. In the Company’s least stressful scenario where 50% of deferred principal balances are recovered, the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over eight months), expected loss to be paid would decrease from current projections by approximately $33 million for all first lien U.S. RMBS transactions.

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

For the base scenario, the CDR (the plateau CDR) is held constant for 36 months. Once the plateau period ends, the CDR is assumed to trend down in uniform increments for one year to its final long-term steady state CDR (5% of original plateau).

HELOC loans generally permitted the borrower to pay only interest for an initial period (often ten years) and, after that period, require the borrower to make both the monthly interest payment and a monthly principal payment. This causes the borrower's total monthly payment to increase, sometimes substantially, at the end of the initial interest-only period. A substantial number of loans in the Company’s insured transactions had been modified to extend the interest-only period to 15 years. The majority of the modified loans had reset to fully amortizing by the end of 2022, and most of the remaining loans will reset over the next several years.

Recently, the Company has observed the performance of the modified loans that have finally reset to full amortization (which represent the majority of extended loans), and noted low levels of delinquency, even with substantial increases in monthly payments. This observed performance lowers the level of uncertainty regarding this modified cohort as the remainder continue to reset.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of March 31, 2023 and December 31, 2022, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company’s second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions quarterly based on actual recoveries of charged-off loans observed from period to period and reasonable expectations of future recoveries. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. The Company’s base scenario recovery assumption for charged-off loans is 30%, as shown in the table below, based on observed trends and reasonable expectations of future recoveries. Such recoveries are assumed to be received evenly over the next five years. In first quarter 2023, in light of recent volatility in interest rates, the mortgage market, and home prices, as with the first lien deferred principal balances detailed earlier, the Company also began incorporating a 10% recovery of charged-off loan balances in the pessimistic scenario and a 50% recovery in the optimistic scenario. The effect on expected losses of this refinement in methodology was less than $1 million.
The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base scenario, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien U.S. RMBS transactions (in the base scenario), which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is consistent with how the Company modeled the CPR as of December 31, 2022. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

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

Key Assumptions in Base Scenario Expected Loss Estimates
HELOCs

	As of March 31, 2023				As of December 31, 2022
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	0.9%	-	5.7%	3.3%	0.4%	-	8.4%	3.5%
Final CDR trended down to	0.0%	-	0.3%	0.2%	0.0%	-	0.4%	0.2%
Liquidation rates:
Current but recently delinquent	20%				20%
30 – 59 Days Delinquent	30				30
60 – 89 Days Delinquent	40				40
90+ Days Delinquent	60				60
Bankruptcy	55				55
Foreclosure	55				55
Real Estate Owned	100				100
Loss severity on future defaults	98%				98%
Projected future recoveries on previously charged-off loans	30%				30%

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company modeled scenarios with a longer period of elevated defaults and others with a shorter period of elevated defaults. In the Company’s most stressful scenario, assuming 10% recoveries on charged-off loans, increasing the CDR plateau to 42 months and increasing the ramp-down by four months to 16 months (for a total stress period of 58 months) would decrease the expected recovery by approximately $65 million for HELOC transactions. On the other hand, in the Company’s least stressful scenario, assuming 50% recoveries on charged-off loans, reducing the CDR plateau to 30 months and decreasing the length of the CDR ramp-down to eight months (for a total stress period of 38 months) and lowering the ultimate prepayment rate to 10% would increase the expected recovery by approximately $66 million for HELOC transactions.

Structured Finance Excluding U.S. RMBS

    The Company projected that its total net expected loss to be paid across its troubled structured finance exposures, excluding U.S. RMBS, as of March 31, 2023 was $42 million. The largest component of these structured finance losses were student loan securitizations issued by private issuers with $46 million in BIG net par outstanding. In general, the projected losses of these student loan securitizations are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The Company also had exposure to troubled life insurance transactions with BIG net par of $40 million as of March 31, 2023.

Recovery Litigation and Dispute Resolution

    In the ordinary course of their respective businesses, certain of AGL’s subsidiaries are involved in litigation or other dispute resolution with third parties to recover insurance losses paid or return benefits received in prior periods or prevent or reduce losses in the future. The impact, if any, of these and other proceedings on the amount of recoveries the Company ultimately receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company’s financial statements..

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

Premiums

Net Earned Premiums

	First Quarter
	2023	2022
	(in millions)
Financial guaranty insurance:
Scheduled net earned premiums	$69	$79
Accelerations from refundings and terminations (1)	4	128
Accretion of discount on net premiums receivable	7	6
Financial guaranty insurance net earned premiums	80	213
Specialty net earned premiums	1	1
Net earned premiums	$81	$214
____________________
(1)    First quarter 2022 accelerations included $104 million related to PRCCDA, PRIFA and GO/PBA exposures. See Note 3, Outstanding Exposure, for additional information.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Gross Premium Receivable,
Net of Commissions Payable on Assumed Business
Roll Forward

	First Quarter
	2023	2022
	(in millions)
Beginning of year	$1,298	$1,372
Less: Specialty insurance premium receivable	1	1
Financial guaranty insurance premiums receivable	1,297	1,371
Gross written premiums on new business, net of commissions	79	61
Gross premiums received, net of commissions	(64)	(83)
Adjustments:
Changes in the expected term and debt service assumptions	6	8
Accretion of discount, net of commissions on assumed business	7	6
Foreign exchange gain (loss) on remeasurement	20	(29)
Financial guaranty insurance premium receivable (1)	1,345	1,334
Specialty insurance premium receivable	1	1
March 31,	$1,346	$1,335

Approximately 73% and 74% of gross premiums receivable, net of commissions payable at March 31, 2023 and December 31, 2022, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

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

Financial Guaranty Insurance
Expected Future Premium Collections and Earnings

	As of March 31, 2023
	Future Gross Premiums to be Collected (1)	Future Net Premiums to be Earned (2)
	(in millions)
2023 (April 1 - June 30)	$32	$70
2023 (July 1 - September 30)	38	70
2023 (October 1 - December 31)	19	69
Subtotal 2023	89	209
2024	111	267
2025	96	251
2026	94	235
2027	91	221
2028-2032	379	925
2033-2037	252	618
2038-2042	175	377
After 2042	364	528
Total	$1,651	3,631
Future accretion		307
Total future net earned premiums		$3,938
____________________
(1)    Net of assumed commissions payable.
(2)     Net of reinsurance.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Selected Information for Financial Guaranty Insurance Policies with Premiums Paid in Installments

	As of
	March 31, 2023	December 31, 2022
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,345	$1,297
Deferred premium revenue	1,699	1,663
Weighted-average risk-free rate used to discount premiums	1.8%	1.8%
Weighted-average period of premiums receivable (in years)	12.6	12.9
Losses and Recoveries

Loss reserves and salvage are discounted at risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 3.44% to 4.87% with a weighted average of 3.84% as of March 31, 2023 and 3.82% to 4.69% with a weighted average of 4.15% as of December 31, 2022.

    The following tables provide information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance.

Net Reserve (Salvage) by Sector

	As of
Sector	March 31, 2023	December 31, 2022
	(in millions)
Public finance:
U.S. public finance	$52	$71
Non-U.S. public finance	1	1
Public finance	53	72
Structured finance:
U.S. RMBS	(62)	(77)
Other structured finance	41	42
Structured finance	(21)	(35)
Total	$32	$37

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
Financial Guaranty Insurance Contracts

As of March 31, 2023
(in millions)
Net expected loss to be paid (recovered) - financial guaranty insurance	$202
Contra-paid, net	22
Salvage and subrogation recoverable, net	257
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(286)
Net expected loss to be expensed (present value)	$195

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
    The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of March 31, 2023
(in millions)
2023 (April 1 - June 30)	$3
2023 (July 1 - September 30)	3
2023 (October 1 - December 31)	3
Subtotal 2023	9
2024	12
2025	12
2026	17
2027	15
2028-2032	61
2033-2037	49
2038-2042	8
After 2042	12
Net expected loss to be expensed	195
Future accretion	66
Total expected future loss and LAE	$261

The following table presents the loss and LAE (benefit) reported in the condensed consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE (Benefit) by Sector

	First Quarter
Sector	2023	2022
	(in millions)
Public finance:
U.S. public finance	$(4)	$55
Non-U.S. public finance	—	—
Public finance	(4)	55
Structured finance:
U.S. RMBS	$6	$3
Other structured finance	2	(1)
Structured finance	8	2
Loss and LAE (benefit)	$4	$57

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of March 31, 2023

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	117	15	109	241	241
Remaining weighted-average period (in years)	11.2	8.5	7.4	9.7	9.7

Outstanding exposure:
Par	$3,376	$170	$2,296	$5,842	$5,826
Interest	2,172	77	872	3,121	3,117
Total (2)	$5,548	$247	$3,168	$8,963	$8,943

Expected cash outflows (inflows)	$263	$122	$1,704	$2,089	$2,077
Potential recoveries (3)	(412)	(79)	(1,330)	(1,821)	(1,809)
Subtotal	(149)	43	374	268	268
Discount	40	(12)	(94)	(66)	(66)
Expected losses to be paid (recovered)	$(109)	$31	$280	$202	$202

Deferred premium revenue	$165	$15	$155	$335	$335
Reserves (salvage)	$(158)	$23	$164	$29	$29

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The components of the Company’s credit derivative net par outstanding by sector are presented in the table below. The estimated remaining weighted average life of credit derivatives was 12.6 years and 12.8 years as of March 31, 2023 and December 31, 2022, respectively.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Credit Derivatives (1)

	As of March 31, 2023		As of December 31, 2022
Sector	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$1,211	$(73)	$1,175	$(79)
Non-U.S. public finance	1,589	(54)	1,565	(58)
U.S. structured finance	339	(18)	342	(22)
Non-U.S. structured finance	123	(3)	121	(3)
Total	$3,262	$(148)	$3,203	$(162)
____________________
(1)    Expected loss to be paid was $3 million as of both March 31, 2023 and December 31, 2022.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of March 31, 2023		As of December 31, 2022
Rating Category	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,283	39.3%	$1,260	39.3%
AA	1,071	32.8	1,064	33.2
A	254	7.8	232	7.2
BBB	598	18.4	590	18.5
BIG	56	1.7	57	1.8
Credit derivative net par outstanding	$3,262	100.0%	$3,203	100.0%

 Fair Value Gains (Losses) on Credit Derivatives

	First Quarter
	2023	2022
	(in millions)
Realized gains (losses) and other settlements	$1	$(1)
Net unrealized gains (losses)	14	(2)
Fair value gains (losses) on credit derivatives	$15	$(3)

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

CDS Spread on AGC (in basis points)

	As of March 31, 2023	As of December 31, 2022	As of March 31, 2022	As of December 31, 2021
Five-year CDS spread	83	63	71	49
One-year CDS spread	31	26	26	16

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AGC Credit Spread

	As of
	March 31, 2023	December 31, 2022
	(in millions)
Fair value of credit derivatives before effect of AGC credit spread	$(209)	$(207)
Plus: Effect of AGC credit spread	61	45
Net fair value of credit derivatives	$(148)	$(162)

The fair value of CDS contracts as of March 31, 2023, before considering the benefit applicable to AGC’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions compared to those at the time of underwriting for certain underlying credits with longer tenor.

7.    Investments

The majority of the investment portfolio is managed by three outside managers and AssuredIM. The Company has established investment guidelines for its investment managers regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector.

The remainder of the investment portfolio primarily consists of (i) Loss Mitigation Securities; (ii) New Recovery Bonds and CVIs received in connection with the consummation of the 2022 Puerto Rico Resolutions; and (iii) other investments including certain fixed-maturity and short-term securities, and equity method investments. Equity method investments primarily consist of generally less liquid alternative investments including: an investment in renewable and clean energy and private equity funds. The Company had unfunded commitments of $79 million as of March 31, 2023 related to certain of the Company’s alternative investments other than AssuredIM Funds.

Investment Portfolio
Carrying Value

	As of
	March 31, 2023	December 31, 2022
	(in millions)
Fixed-maturity securities, available-for-sale (1):
Externally managed	$5,498	$5,519
Loss Mitigation Securities and other	696	705
AssuredIM managed	539	537
Puerto Rico, New Recovery Bonds (2)	136	358
Fixed-maturity securities, trading - Puerto Rico, CVIs (2)	300	303
Short-term investments (3)	1,273	810
Other invested assets:
Equity method investments	122	123
Other	18	10
Total	$8,582	$8,365
____________________
(1)    7.5% and 7.4% of fixed-maturity securities were rated BIG as of March 31, 2023 and December 31, 2022, respectively, consisting primarily of Loss Mitigation Securities. 2.9% and 5.9% were not rated, as of March 31, 2023 and December 31, 2022, respectively.
(2)    These securities are not rated.
(3)     Weighted average credit rating of AAA as of both March 31, 2023 and December 31, 2022, based on the lower of the Moody’s Investors Service, Inc. (Moody’s) and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) classifications.

The U.S. Insurance Subsidiaries, through their jointly owned investment subsidiary, AGAS, are authorized to invest up to $750 million in affiliated alternative investment funds, which currently consist of investments in AssuredIM Funds. Adding inception-to-date distributed gains, the U.S. Insurance Subsidiaries may invest a total of up to $853 million in affiliated alternative investment funds. As of March 31, 2023, the U.S. Insurance Subsidiaries had total commitments to AssuredIM

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Funds of $613 million, of which $366 million represented net invested capital and $247 million was undrawn. This capital was committed to several funds, each dedicated to a single strategy, including CLOs, asset-based finance and healthcare structured capital. As of March 31, 2023 and December 31, 2022, the net asset value (NAV) of investments in AssuredIM Funds was $396 million and $569 million, respectively. The decline in the carrying value of AssuredIM Funds was primarily due to distributions from the municipal bond fund.

As discussed in Note 1, Business and Basis of Presentation, Sound Point Transaction, the U.S. Insurance Subsidiaries agreed after the closing of the transactions contemplated by the Transaction Agreement to engage Sound Point as their sole alternative credit manager and to transition existing investments and commitments in AssuredIM Funds and make new investments in an aggregate amount totaling $1 billion over time, subject to regulatory approval for additional amounts, in funds, other vehicles and separately managed accounts managed by Sound Point as part of the Sound Point Transaction. As of March 31, 2023, current investments and commitments in AssuredIM Funds that will transfer to Sound Point management totaled $393 million, and such amount will be applied to the $1 billion commitment described above. The Company’s $853 million authorization is available for investment in funds, vehicles and separately managed accounts managed by Sound Point and for investment in healthcare strategies.

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

Accrued investment income, which is reported in “other assets,” was $76 million as of March 31, 2023 and $71 million as of December 31, 2022. In first quarter 2023 and first quarter 2022, the Company did not write off any accrued investment income.

Available-for-Sale Fixed-Maturity Securities by Security Type
As of March 31, 2023

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Credit Rating (2)
	(dollars in millions)
Obligations of state and political subdivisions	43%	$3,161	$(14)	$46	$(96)	$3,097	A+
U.S. government and agencies	1	94	—	1	(7)	88	AA+
Corporate securities (3)	33	2,408	(6)	5	(254)	2,153	A
Mortgage-backed securities (4):
RMBS	6	429	(20)	3	(62)	350	BBB+
Commercial mortgage-backed securities (CMBS)	3	267	—	—	(9)	258	AAA
Asset-backed securities:
CLOs	6	453	—	—	(20)	433	A+
Other	6	426	(29)	20	(28)	389	CCC+
Non-U.S. government securities	2	121	—	—	(20)	101	AA-
Total available-for-sale fixed-maturity securities	100%	$7,359	$(69)	$75	$(496)	$6,869	A

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Available-for-Sale Fixed-Maturity Securities by Security Type
As of December 31, 2022

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Credit Rating (2)
	(dollars in millions)
Obligations of state and political subdivisions	45%	$3,509	$(14)	$37	$(138)	$3,394	A
U.S. government and agencies	2	118	—	1	(8)	111	AA+
Corporate securities (3)	31	2,387	(6)	2	(299)	2,084	A
Mortgage-backed securities (4):
RMBS	5	418	(19)	3	(62)	340	BBB
CMBS	4	282	—	—	(11)	271	AAA
Asset-backed securities:
CLOs	6	449	—	—	(21)	428	A+
Other	5	423	(26)	22	(26)	393	CCC+
Non-U.S. government securities	2	121	—	—	(23)	98	AA-
Total available-for-sale fixed-maturity securities	100%	$7,707	$(65)	$65	$(588)	$7,119	A
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
(4)U.S. government-agency obligations were approximately 32% and 30% of mortgage-backed securities as of March 31, 2023 and December 31, 2022, respectively, based on fair value.

Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of March 31, 2023

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$667	$(10)	$614	$(84)	$1,281	$(94)
U.S. government and agencies	1	—	56	(7)	57	(7)
Corporate securities	627	(14)	1,150	(191)	1,777	(205)
Mortgage-backed securities:
RMBS	117	(5)	51	(4)	168	(9)
CMBS	114	(2)	143	(7)	257	(9)
Asset-backed securities:
CLOs	42	(1)	377	(19)	419	(20)
Other	12	—	15	(1)	27	(1)
Non-U.S. government securities	4	—	93	(20)	97	(20)
Total	$1,584	$(32)	$2,499	$(333)	$4,083	$(365)
Number of securities (1)		602		1,006		1,568

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of March 31, 2023 and December 31, 2022 were related to higher interest rates rather than credit quality. As of March 31, 2023, the Company did not intend to and was not required to sell investments in an unrealized loss position prior to expected recovery in value. As of March 31, 2023, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 482 securities had unrealized losses in excess of 10% of their carrying value, whereas as of December 31, 2022, 567 securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $253 million as of March 31, 2023 and $329 million as of December 31, 2022.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of March 31, 2023 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of March 31, 2023

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$289	$283
Due after one year through five years	1,636	1,531
Due after five years through 10 years	1,720	1,636
Due after 10 years	3,018	2,811
Mortgage-backed securities:
RMBS	429	350
CMBS	267	258
Total	$7,359	$6,869

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
    Based on fair value, investments and other assets that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted, totaled $229 million as of March 31, 2023 and $222 million as of December 31, 2022. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amounts of $1,146 million and $1,169 million based on fair value as of March 31, 2023 and December 31, 2022, respectively.

Income from Investments

Net investment income is a function of the yield that the Company earns on available-for-sale fixed-maturity securities and short-term investments, and the size of such portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

Puerto Rico CVIs in the investment portfolio are classified as trading securities. Equity in earnings (losses) of investees represents the Company’s interest in the earnings of its equity method investments.

Income from Investments

	First Quarter
	2023	2022
	(in millions)
Investment income:
Externally managed	$48	$48
Loss Mitigation Securities and other	26	11
Managed by AssuredIM (1)	8	4
Investment income	82	63
Investment expenses	(1)	(1)
Net investment income	$81	$62

Fair value gains (losses) on trading securities (2)	$(2)	$(4)
Equity in earnings (losses) of investees (3)	$2	$(11)
____________________
(1)    Represents interest income on a portfolio of CLOs and municipal bonds managed by AssuredIM under an IMA.
(2)    Fair value losses on trading securities pertaining to securities still held as of March 31, 2023 were $2 million for first quarter 2023. Fair value losses on trading securities pertaining to securities still held as of March 31, 2022 were $4 million for first quarter 2022.
(3)     Fair value gains (losses) on investments where the fair value option (FVO) was elected utilizing the NAV as a practical expedient were $1 million in first quarter 2023 and $3 million in first quarter 2022.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Realized Investment Gains (Losses)

    The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Net Realized Investment Gains (Losses)

	First Quarter
	2023	2022
	(in millions)
Gross realized gains on sales of available-for-sale securities (1)	$12	$—
Gross realized losses on sales of available-for-sale securities (2)	(9)	(2)
Change in allowance for credit losses and intent to sell	(5)	(5)
Other net realized gains (losses) (3)	—	10
Net realized investment gains (losses)	$(2)	$3
____________________
(1)    First quarter 2023 related primarily to sales of New Recovery Bonds received as part of the 2022 Puerto Rico Resolutions.
(2)    First quarter 2023 related primarily to sales in externally managed portfolio and New Recovery Bonds received as part of the 2022 Puerto Rico Resolutions.
(3)    First quarter 2022 net realized gains related primarily to the sale of one of the Company’s alternative investments.
The following table presents the roll forward of allowance for the credit losses on available-for-sale fixed-maturity securities.

Roll Forward of Allowance for
Credit Losses for Available-for-Sale Fixed-Maturity Securities

	First Quarter
	2023	2022
	(in millions)
Balance, beginning of period	$65	$42
Additions for securities for which credit losses were not previously recognized	—	4
Additions (reductions) for securities for which credit losses were previously recognized	4	1
Balance, end of period	$69	$47

The Company recorded credit loss expenses of $4 million and $5 million in first quarter 2023 and first quarter 2022, respectively. The Company did not purchase any securities with credit deterioration in first quarter 2023 or first quarter 2022. Most of the Company’s securities with credit deterioration are Loss Mitigation Securities.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The Company has elected the FVO for all assets and all liabilities of the structured finance and other FG VIEs. The change in fair value of all structured finance and other FG VIEs assets and liabilities is reported in “fair value gains (losses) on FG VIEs” in the condensed consolidated statement of operations, except for the change in fair value attributable to change in instrument-specific credit risk (ISCR) on the structured finance and other FG VIE liabilities, which is reported in other comprehensive income (OCI). As of both March 31, 2023 and December 31, 2022, the Company consolidated 25 structured finance and other FG VIEs.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Puerto Rico Trusts

As of March 31, 2023 and December 31, 2022, the Company consolidated 45 custodial trusts established as part of the 2022 Puerto Rico Resolutions (Puerto Rico Trusts) discussed in Note 3, Outstanding Exposure, Exposure to Puerto Rico. With respect to certain insured securities covered by the 2022 Puerto Rico Resolutions, insured bondholders were permitted to elect to receive custody receipts that represent an interest in the legacy insurance policy plus cash, New Recovery Bonds and/or CVIs that constitute distributions under the 2022 Puerto Rico Resolutions. (At least one separate custodial trust was set up for each legacy insured bond, and the trusts are deconsolidated as each is paid off.) For those who made this election, distributions of Plan Consideration are immediately passed through to insured bondholders under the custody receipts to the extent of any cash or proceeds of new securities held in the custodial trust and are applied to make payments and/or prepayments of amounts due under the legacy insured bonds. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions of Plan Consideration are insufficient to pay or prepay such amounts after giving effect to the distributions described in the immediately preceding sentence. In the case of insured bondholders who elected to receive custody receipts, the Company retains the right to satisfy its obligations under the insurance policy with respect to the related legacy insured bonds at any time thereafter, with 30 days’ notice, by paying 100% of the then outstanding principal amount of insured bonds plus accrued interest. The Company consolidated the Puerto Rico Trusts as its insurance subsidiaries are deemed to be the primary beneficiary given its power to collapse these trusts.

The assets within the Puerto Rico Trusts are classified as follows: New Recovery Bonds as available-for-sale securities ($211 million fair value, $204 million amortized cost as of March 31, 2023 and $204 million fair value, $204 million amortized cost as of December 31, 2022) and CVIs as trading securities ($5 million fair value as of both March 31, 2023 and December 31, 2022).

As of March 31, 2023, the available-for-sale securities had gross unrealized gains of $10 million and gross unrealized losses of $3 million. Twelve securities in the Puerto Rico Trusts were in a gross unrealized loss position totaling $3 million and had a fair value of $21 million. All of these securities were in a continuous unrealized loss position for more than 12 months. As of December 31, 2022, the available-for-sale securities had gross unrealized gains of $4 million and gross unrealized losses of $4 million. Fourteen securities in the Puerto Rico Trusts were in a gross unrealized loss position totaling $4 million and had a fair value of $110 million. All of these securities were in a continuous unrealized loss position for less than 12 months. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss.

The Company has determined that the unrealized losses recorded as of March 31, 2023 and December 31, 2022 were primarily attributable to the change in interest rates, rather than credit quality. As of March 31, 2023 and December 31, 2022, the Company did not intend to and was not required to sell these investments prior to an expected recovery in value. As of March 31, 2023 and December 31, 2022, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, six and eight securities, respectively, had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $2 million and $3 million as of March 31, 2023 and December 31, 2022, respectively.

The amortized cost and estimated fair value of available-for-sale New Recovery Bonds by contractual maturity as of March 31, 2023 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

New Recovery Bonds in FG VIEs’ Assets
Distribution by Contractual Maturity
As of March 31, 2023

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$1	$1
Due after one year through five years	6	6
Due after five years through 10 years	42	43
Due after 10 years	155	161
Total	$204	$211

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The table below shows the carrying value of FG VIEs’ assets and liabilities segregated by type of collateral.

Consolidated FG VIEs by Type of Collateral

	As of
	March 31, 2023	December 31, 2022
	(in millions)
FG VIEs’ assets:
U.S. RMBS first lien	$161	$167
U.S. RMBS second lien	30	30
Puerto Rico Trusts’ assets (includes $215 and $209 at fair value) (1)	217	212
Other	7	7
Total FG VIEs’ assets	$415	$416
FG VIEs’ liabilities with recourse:
U.S. RMBS first lien	$173	$176
U.S. RMBS second lien	24	24
Puerto Rico Trusts’ liabilities	487	495
Other	8	7
Total FG VIEs’ liabilities with recourse	$692	$702
FG VIEs’ liabilities without recourse:
U.S. RMBS first lien	$12	$13
Total FG VIEs’ liabilities without recourse	$12	$13
____________________
(1)    Includes $2 million of cash as of December 31, 2022.

The change in the ISCR of the FG VIEs’ assets for which the Company elected the FVO (FG VIEs’ assets at FVO) held as of March 31, 2023 that was reported in the condensed consolidated statements of operations for first quarter 2023 was a loss of $1 million. The change in the ISCR of the FG VIEs’ assets at FVO held as of March 31, 2022 was a loss of $5 million for first quarter 2022. The ISCR amount is determined by using expected cash flows at the original date of consolidation, discounted at the effective yield, less current expected cash flows discounted at that same original effective yield.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Selected Information for FG VIEs’ Assets and Liabilities
Measured under the FVO

	As of
	March 31, 2023	December 31, 2022
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$264	$265
FG VIEs’ liabilities with recourse	23	21
FG VIEs’ liabilities without recourse	16	15
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	32	34
Unpaid principal for FG VIEs’ liabilities with recourse (1)	715	723
____________________
(1)    FG VIEs’ liabilities with recourse will mature at various dates ranging from 2023 through 2041.

CIVs

CIVs consist of certain AssuredIM Funds, CLOs and CLO warehouses for which the Company is the primary beneficiary or has a controlling interest. The Company consolidates investment vehicles when it is deemed to be the primary beneficiary, based on its power to direct the most significant activities of each VIE and its level of economic interest in the entities.

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

Number of Consolidated CIVs by Type

	As of
CIV Type	March 31, 2023	December 31, 2022
Funds (1)	7	8
CLOs	10	10
CLO warehouses	4	4
Total number of consolidated CIVs (1)	21	22
____________________
(1)    One fund was deconsolidated in first quarter 2023.
(2)    As of March 31, 2023, one CIV was a voting interest entity, and as of December 31, 2022, two CIVs were voting interest entities. Certain funds meet the criteria for a voting interest entity because the Company possesses substantially all of the economics and all of the decision-making authority.

During both first quarter 2023 and first quarter 2022 no consolidated CLO warehouses became CLOs.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Assets and Liabilities of CIVs

	As of
	March 31, 2023	December 31, 2022
	(in millions)
Assets:
Fund assets:
Cash and cash equivalents (4)	$(50)	$59
Fund investments, at fair value
Equity securities and warrants	339	434
Corporate securities	93	96
Structured products	94	128
Due from brokers and counterparties	1	—
Other	1	1
CLO and CLO warehouse assets:
Cash	37	38
CLO investments:
Loans in CLOs, FVO	4,270	4,202
Loans in CLO warehouses, FVO	177	368
Short-term investments, at fair value	94	135
Due from brokers and counterparties	62	32
Total assets (1)	$5,118	$5,493
Liabilities:
CLO obligations, FVO (2)	4,155	4,090
Warehouse financing debt, FVO (3)	169	313
Due to brokers and counterparties	75	112
Other liabilities	59	110
Total liabilities	$4,458	$4,625
____________________
(1)    Includes investments in AssuredIM Funds and other affiliated entities of $260 million and $392 million as of March 31, 2023 and December 31, 2022, respectively. Includes assets of a voting interest entity as of March 31, 2023 of $38 million, and assets and liabilities of voting interest entities of $58 million and $1 million, respectively, as of December 31, 2022.
(2)    The weighted average maturity of CLO obligations was 5.9 years as of March 31, 2023 and 6.2 years as of December 31, 2022. The weighted average interest rate of CLO obligations was 6.1% as of March 31, 2023 and 5.3% as of December 31, 2022. CLO obligations have stated final maturity dates from 2034 to 2035.
(3)    The weighted average maturity of warehouse financing debt of CLO warehouses was 0.5 years as of March 31, 2023 and 1.9 years as of December 31, 2022. The weighted average interest rate of warehouse financing debt of CLO warehouses was 5.0% as of March 31, 2023 and 4.5% as of December 31, 2022. Warehouse financing debt will mature at various dates from 2023 to 2031.
(4)    Negative cash as of March 31, 2023 is due to reporting the distribution of certain cash by an AssuredIM Fund to AGAS in the current period, while reporting the receipt of cash as a result of an investment sale by an AssuredIM Fund on a lag.

The “equity securities and warrants” category in the table above includes $127 million as of December 31, 2022 related to a consolidated feeder’s investment in a municipal master fund that was unwound in January 2023 based on the December 31, 2022 valuation. On January 31, 2023, the fund distributed substantially all of its available cash to AGAS and other investors in the fund. As of December 31, 2022, other liabilities in the table above include redeemable NCI. These liabilities were settled in first quarter 2023.

As of March 31, 2023, the CIVs had unfunded commitments to invest $453 million.

As of March 31, 2023 and December 31, 2022, the CIVs included derivative contracts with notional amounts totaling $39 million and $46 million, respectively, and average notional amounts of $43 million and $47 million, respectively. The fair

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
value of derivative contracts is reported in the “assets of CIVs” or “liabilities of CIVs” in the condensed consolidated balance sheets. The net change in fair value is reported in “fair value gains (losses) on CIVs” in the condensed consolidated statements of operations. The net change in fair value of derivative contracts were gains of $4 million in first quarter 2022.

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

As of March 31, 2023, these credit facilities had varying maturities ranging from 2023 to 2031 with the aggregate principal amount not exceeding $1.6 billion. The available commitments were based on the amount of equity contributed to the warehouses which was $252 million. As of March 31, 2023, $138 million was drawn under credit facilities with interest rates ranging from 3-month Term SOFR plus 150 basis points (bps) to 3-month Euro InterBank Offered Rate (Euribor) plus 250 bps (with a floor on Euribor of zero). The CLO warehouses were in compliance with all financial covenants as of March 31, 2023.

As of March 31, 2023, a consolidated healthcare fund was a party to a credit facility (jointly with another healthcare fund that was not consolidated) with a maturity date of December 29, 2023 with the aggregate principal amount not to exceed $110 million jointly and $71 million individually for the consolidated healthcare fund. The available commitment was based on the capital committed to the funds. As of March 31, 2023, $28 million was drawn by the consolidated fund under the credit facility with an interest rate of Prime (with a Prime floor of 3%). The fund was in compliance with all financial covenants as of March 31, 2023.

Noncontrolling Interest in CIVs

NCI represents the proportion of the consolidated funds not owned by the Company and includes ownership interests of third parties, employees, and former employees. The NCI is non-redeemable and presented on the statement of shareholders’ equity.

Other Consolidated VIEs

    In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the obligations under the original financial guaranty insurance or insured credit derivative contract, the Company classifies the assets and liabilities of that VIE in the line items that most accurately reflect the nature of such assets and liabilities, as opposed to within FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $89 million and liabilities of $10 million as of March 31, 2023, and assets of $86 million and liabilities of $12 million as of December 31, 2022, primarily reported in “investments” and “credit derivative liabilities” on the condensed consolidated balance sheets.

Non-Consolidated VIEs

    As described in Note 3, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 15 thousand policies monitored as of March 31, 2023, approximately 14 thousand policies are not within the scope of FASB ASC 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of March 31, 2023 and December 31, 2022, the Company identified 86 and 85 policies, respectively, that contain provisions and experienced events that may trigger consolidation. See above for information on VIEs that were consolidated based on management’s assessment of these potential triggers or events.

    The Company manages funds and CLOs that have been determined to be VIEs in which the Company concluded that it is not the primary beneficiary because it lacks a controlling financial interest. As such, the Company does not consolidate these entities. The Company’s equity interests in these entities are reported in “other invested assets” on the condensed consolidated balance sheets. The maximum exposure to loss is limited to the Company’s investment in equity interests (which is less than $1 million as of both March 31, 2023 and December 31, 2022) as well as foregone future management and performance fees. See Note 10, Asset Management Fees, for earnings and receivables from managing funds and CLOs.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During first quarter 2023, no changes were made to the Company’s valuation models that had, or are expected to have, a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

    As of March 31, 2023, the Company used models to price 190 securities. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts; and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Short-Term Investments

Short-term investments that are traded in active markets are classified as Level 1 as their value is based on quoted market prices. Securities such as discount notes are classified as Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value.

Other Invested Assets

Other invested assets that are carried at fair value primarily include equity method investments for which the Company elected the FVO using NAV, as a practical expedient, and, therefore, are excluded from the fair value hierarchy.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at March 31, 2023 were such that market prices of the Company’s CDS contracts were not available.

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

The rates used to discount future expected premium cash flows ranged from 2.59% to 5.06% at March 31, 2023 and 2.78% to 5.08% at December 31, 2022.

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. As of March 31, 2023 and December 31, 2022, the use of the minimum premium did not have a significant effect on fair value. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC’s credit spreads. In general, when AGC’s credit spreads narrow, the cost to hedge AGC’s name declines and more transactions price above previously established floor levels. Meanwhile, when AGC’s credit spreads widen, the cost to hedge AGC’s name increases causing more transactions to price at established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC hedged by its counterparties, with independent third parties periodically. The implied credit risk of AGC, indicated by the trading level of AGC’s own credit spread, is a significant factor in the amount of exposure to AGC that a bank or transaction hedges. When AGC’s credit spreads widen, the hedging cost of a bank or originator increases. Higher hedging costs reduce the amount of contractual cash flows AGC can capture as premium for selling its protection, while lower hedging costs increase the amount of contractual cash flows AGC can capture.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
FG VIEs’ Assets and Liabilities

FG VIEs include Puerto Rico Trusts and structured finance and other FG VIEs. Assets in the Puerto Rico Trusts, which consist of New Recovery Bonds and CVIs, are classified as Level 2. The Company elected the FVO for the Puerto Rico Trusts’ liabilities and they are classified as Level 3. See “ - Fixed Maturity Securities” above for a description of the fair value methodology for the New Recovery Bonds and CVIs in the Puerto Rico Trusts, which represent the majority of the assets in the Puerto Rico Trusts. For structured finance and other FG VIEs’ assets and liabilities the Company elected the FVO and they are classified as Level 3. The prices are generally determined with the assistance of an independent third party, based on a discounted cash flow approach. The Company records the fair value of structured finance and other FG VIEs’ assets and liabilities based on modeled prices.

The fair value of the residential mortgage loan FG VIEs’ assets is generally sensitive to changes in estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; and, as applicable, house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to some of these inputs could have materially changed the fair value of the FG VIEs’ assets and the implied collateral losses within these transactions. In general, the fair value of the FG VIEs’ assets is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically could lead to a decrease in the fair value of FG VIEs’ assets, while a decrease in collateral losses typically leads to an increase in the fair value of FG VIEs’ assets.

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

The change in fair value of FG VIEs’ assets and liabilities is reported in “fair value gains (losses) on FG VIEs” in the condensed consolidated statement of operations, except for (i) the change in fair value attributable to change in ISCR on FG VIEs’ liabilities, and (ii) unrealized gains and losses on the New Recovery Bonds in the Puerto Rico Trusts, which are reported OCI. Interest income and interest expense are derived from the trustee reports and also included in “fair value gains (losses) on FG VIEs.” Investment income on the New Recovery Bonds and changes in fair value on the CVIs in the Puerto Rico Trusts are all reported in “fair value gains (losses) on FG VIEs” on the condensed consolidated statement of operations.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

    Level 2 assets in the CIVs include assets of the consolidated CLOs and certain assets of the consolidated funds. Level 3 assets in the CIVs include the remainder of the invested assets of consolidated funds. Level 2 liabilities in the CIVs include senior warehouse financing debt used to fund a CLO warehouse (measured under the FVO). Level 3 liabilities of the CIVs include various tranches of CLO debt, first loss subordinated warehouse financing and securitized borrowing. Significant changes to any of the inputs described above could have a material effect on the fair value of the consolidated assets and liabilities.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Amounts recorded at fair value in the Company’s financial statements are presented in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of March 31, 2023

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed-maturity securities, available-for-sale
Obligations of state and political subdivisions	$—	$3,050	$47	$3,097
U.S. government and agencies	—	88	—	88
Corporate securities	—	2,153	—	2,153
Mortgage-backed securities:
RMBS	—	176	174	350
CMBS	—	258	—	258
Asset-backed securities	—	27	795	822
Non-U.S. government securities	—	101	—	101
Total fixed-maturity securities, available-for-sale	—	5,853	1,016	6,869
Fixed-maturity securities, trading	—	300	—	300
Short-term investments	1,240	33	—	1,273
Other invested assets (1)	—	—	5	5
FG VIEs’ assets	—	216	197	413
Assets of CIVs (2):
Fund investments:
Equity securities and warrants	—	5	329	334
Corporate securities	—	—	93	93
Structured products	—	77	17	94
CLOs and CLO warehouse assets:
Loans	—	4,447	—	4,447
Short-term investments	94	—	—	94
Total assets of CIVs	94	4,529	439	5,062
Assets held for sale	1	—	—	1
Other assets	60	47	33	140
Total assets carried at fair value	$1,395	$10,978	$1,690	$14,063
Liabilities:
Credit derivative liabilities	$—	$—	$150	$150
FG VIEs’ liabilities (3)	—	—	704	704
Liabilities of CIVs:
CLO obligations of CFEs	—	—	4,155	4,155
Warehouse financing debt	—	132	37	169
Securitized borrowing	—	—	28	28
Total liabilities of CIVs	—	132	4,220	4,352
Liabilities held for sale	—	7	—	7
Total liabilities carried at fair value	$—	$139	$5,074	$5,213

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
___________________
(1)    Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis. Excludes $22 million and $23 million of equity method investments measured at fair value under the FVO using the NAV as a practical expedient as of March 31, 2023 and December 31, 2022, respectively.
(2)    Excludes $5 million as of both March 31, 2023 and December 31, 2022, in investments in AssuredIM Funds for which the Company records a 100% NCI. The consolidation of these funds results in a gross up of assets and NCI on the consolidated financial statements; however, it results in no economic equity or net income attributable to AGL. As of December 31, 2022, excludes $127 million investment in the AssuredIM municipal relative value master fund, which is measured using NAV as a practical expedient.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(3)    Includes FG VIEs’ liabilities with recourse and FG VIEs’ liabilities without recourse. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during first quarter 2023 and first quarter 2022.

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
First Quarter 2023

	Fixed-Maturity Securities, Available-for-Sale							Assets of CIVs
	Obligations of State and Political Subdivisions	RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities and Warrants		Corporate Securities		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2022	$47	$179		$794		$204		$297		$96		$46		$50
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	3	(1)	3	(1)	1	(2)	33	(4)	(2)	(4)	2	(4)	(16)	(3)
Other comprehensive income (loss)	1	(1)		(3)		—		—		—		—		—
Purchases	—	—		5		—		4		4		—		—
Sales	—	—		—		—		(5)		(5)		(31)		—
Settlements	(1)	(7)		(4)		(8)		—		—		—		—
Fair value as of March 31, 2023	$47	$174		$795		$197		$329		$93		$17		$34
Change in unrealized gains (losses) related to financial instruments held as of March 31, 2023 included in:
Earnings						$—	(2)	$32	(4)	$(3)	(4)	$—	(4)	$(16)	(3)
OCI	$1	$(1)		$(3)										$—

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
First Quarter 2023

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2022	$(162)		$(715)		$(4,154)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	15	(6)	3	(2)	(62)	(4)
Other comprehensive income (loss)	—		(1)		(8)
Settlements	(1)		9		4
Fair value as of March 31, 2023	$(148)		$(704)		$(4,220)
Change in unrealized gains (losses) related to financial instruments held as of March 31, 2023 included in:
Earnings	$14	(6)	$(2)	(2)	$(65)	(4)
OCI			$(1)		$(8)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
First Quarter 2022

	Fixed-Maturity Securities, Available-for-Sale							Assets of CIVs
	Obligations of State and Political Subdivisions	RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities		Corporate Securities		Other (7)
	(in millions)
Fair value as of December 31, 2021	$72	$216		$863		$260		$239		$91		$27
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	4	(1)	3	(1)	(3)	(2)	10	(4)	(1)	(4)	1	(3)
Other comprehensive income (loss)	(5)	(8)		(7)		(1)		—		—		—
Purchases	4	—		25		—		—		1		—
Sales	—	—		(3)		—		(6)		(8)		—
Settlements	(1)	(12)		(39)		(18)		—		—		—
Consolidations	—	—		—		29		—		—		—
Fair value as of March 31, 2022	$70	$200		$842		$267		$243		$83		$28
Change in unrealized gains (losses) related to financial instruments held as of March 31, 2022 included in:
Earnings						$(3)	(2)	$8		$(2)	(4)	$1	(3)
OCI	$(5)	$(7)		$(7)		$(1)						$—

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
First Quarter 2022

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2021	$(154)		$(289)		$(3,705)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	(3)	(6)	15	(2)	64	(4)
Other comprehensive income (loss)	—		—		—
Issuances	—		—		(381)
Settlements	1		41		372
Consolidations	—		(102)		—
Fair value as of March 31, 2022	$(156)		$(335)		$(3,650)
Change in unrealized gains (losses) related to financial instruments held as of March 31, 2022 included in:
Earnings	$(3)	(6)	$38	(2)	$41	(4)
OCI			$—
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 3 Fair Value Disclosures
Quantitative Information About Level 3 Fair Value Inputs
As of March 31, 2023

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$47	Yield	7.2%	-	12.8%	9.1%
RMBS	174	CPR	2.2%	-	15.3%	5.6%
		CDR	1.5%	-	16.0%	6.1%
		Loss severity	50.0%	-	125.0%	82.5%
		Yield	7.1%	-	11.0%	8.6%
Asset-backed securities:
Life insurance transactions	340	Yield	11.4%
CLOs	433	Discount Margin	1.8%	-	4.0%	2.9%
Others	22	Yield	6.7%	-	12.9%	12.8%
FG VIEs’ assets (1)	197	CPR	2.3%	-	24.8%	10.2%
		CDR	1.3%	-	41.0%	9.1%
		Loss severity	45.0%	-	100.0%	82.4%
		Yield	7.4%	-	10.4%	9.1%
Assets of CIVs (3):
Equity securities and warrants	329	Yield	8.7%
		Discount rate	20.4%	-	27.2%	22.9%
		Market multiple-enterprise value/revenue	1.05x	-	1.10x	1.08x
		Market multiple-enterprise value/EBITDA (6)	2.50x	-	11.50x	10.67x
		Market multiple-price to book	1.10x
		Market multiple-price to earnings	5.25x
		Terminal growth rate	3.0%	-	4.0%	3.5%
		Exit multiple-EBITDA	8.00x	-	12.00x	10.14x
		Exit multiple-price to book	1.30x
		Exit multiple-price to earnings	5.50x
		Cost	1.00x
		Sale scenario - discount rate	4.4%	-	5.5%	4.9%
		Haircut to Holdback	30.0%	-	95.0%	62.5%
Corporate securities	93	Discount rate	20.6%	-	21.1%	20.7%
		Yield	16.3%
		Exit multiple-EBITDA	8.00x
		Cost	1.00x
		Market multiple-enterprise value/EBITDA	2.50x	-	2.75x	2.63x
		Sale scenario - discount rate	4.4%	-	5.5%	4.9%
		Haircut to Holdback	30.0%	-	95.0%	62.5%
Structured products	17	Yield	15.7%	-	26.9%	20.8%
Other assets (1)	31	Implied Yield	7.8%	-	8.3%	8.0%
		Term (years)	10 years

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Credit derivative liabilities, net (1)	$(148)	Hedge cost (in bps)	15.0	-	33.0	20.6
		Bank profit (in bps)	49.6	-	306.8	109.5
		Internal credit rating	AAA	-	CCC	AA
FG VIEs’ liabilities (1)	(704)	CPR	2.3%	-	24.8%	10.2%
		CDR	1.3%	-	41.0%	9.1%
		Loss severity	45.0%	-	100.0%	82.4%
		Yield	4.5%	-	10.4%	5.7%
Liabilities of CIVs (1):
CLO obligations of CFEs (5)	(4,155)	Yield	3.9%	-	21.5%	6.5%
Warehouse financing debt	(37)	Yield	0.0%	-	9.5%	6.9%
Securitized borrowing	(28)	Discount rate	23.7%
		Terminal growth rate	3.0%
		Exit multiple-EBITDA	11.00x
		Market multiple-enterprise value/EBITDA	10.50x	-	11.50x	11.00x
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Quantitative Information About Level 3 Fair Value Inputs
As of December 31, 2022

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$47	Yield	7.4%	-	13.5%	9.4%
RMBS	179	CPR	3.8%	-	16.1%	8.2%
		CDR	1.5%	-	12.0%	5.9%
		Loss severity	50.0%	-	125.0%	82.5%
		Yield	7.5%	-	11.3%	9.0%
Asset-backed securities:
Life insurance transactions	342	Yield	11.3%
CLOs	428	Discount Margin	1.8%	-	4.1%	3.0%
Others	24	Yield	7.4%	-	12.9%	12.8%
FG VIEs’ assets (1)	204	CPR	0.9%	-	21.9%	12.9%
		CDR	1.3%	-	41.0%	7.6%
		Loss severity	45.0%	-	100.0%	81.0%
		Yield	6.6%	-	10.9%	7.5%
Assets of CIVs (3):
Equity securities and warrants	297	Yield	10.0%
		Discount rate	19.8%	-	25.1%	22.7%
		Market multiple-enterprise value/revenue	1.05x	-	1.10x	1.08x
		Market multiple-enterprise value/EBITDA	2.50x	-	11.00x	10.25x
		Market multiple-price to book	1.15x
		Market multiple-price to earnings	4.50x
		Terminal growth rate	3.0%	-	4.0%	3.5%
		Exit multiple-EBITDA	8.00x	-	12.00x	10.53x
		Exit multiple-price to book	1.30x
		Exit multiple-price to earnings	5.50x
		Cost	1.00x
Corporate securities	96	Discount rate	20.8%	-	23.8%	21.7%
		Yield	16.3%
		Exit multiple-EBITDA	8.00x
		Cost	1.00x
		Market multiple-enterprise value/EBITDA	2.50x	-	2.75x	2.63x
Structured products	46	Yield	12.8%	-	37.1%	18.9%
Other assets (1)	47	Implied Yield	7.7%	-	8.4%	8.1%
		Term (years)	10 years

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Credit derivative liabilities, net (1)	(162)	Year 1 loss estimates	11.5%	-	25.2%	15.7%
		Bank profit (in bps)	51.0	-	270.5	109.4
		Internal credit rating	AAA	-	CCC	AA
FG VIEs’ liabilities (1)	(715)	CPR	0.9%	-	21.9%	6.3%
		CDR	1.3%	-	41.0%	3.7%
		Loss severity	45.0%	-	100.0%	39.9%
		Yield	4.8%	-	10.9%	5.9%
Liabilities of CIVs (1):
CLO obligations of CFEs (5)	(4,090)	Yield	3.0%	-	27.4%	5.5%
Warehouse financing debt	(36)	Yield	11.7%	-	16.9%	12.9%
Securitized borrowing	(28)	Discount rate	20.9%
		Terminal growth rate	3.0%
		Exit multiple-EBITDA	11.00x
		Market multiple-enterprise value/EBITDA	10.00x	-	11.00x	10.50x
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

Assets and Liabilities of CIVs

Cash equivalents are recorded at cost which approximates fair value. Due from/to brokers and counterparties primarily consists of cash, margin deposits, cash collateral with the clearing brokers and various counterparties and the net amounts receivable/payable for securities transactions that had not settled at the balance sheet date. Due from/to brokers and counterparties represents balances on a net-by counterparty basis on the condensed consolidated balance sheets where a contractual right of offset exists under an enforceable netting arrangement. The cash at brokers is partially related to collateral for securities sold short and derivative contracts; its use is therefore restricted until the securities are purchased or the derivative contracts are closed. The carrying value approximates fair value of these items and are considered Level 1 in the fair value hierarchy.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Liabilities

As of March 31, 2023 and December 31, 2022, $36 million and $35 million, respectively, of AssuredIM’s obligation under a master repurchase agreement to finance AssuredIM’s purchase of 5% of the senior and equity notes issued by certain consolidated European CLOs, which was required to comply with its European risk retention obligations, were included in “liabilities held for sale” and “other liabilities”, respectively. The maturity dates are in 2034 and 2035. AssuredIM’s obligation under the master repurchase agreement is not guaranteed by any Assured Guaranty insurance or holding companies.
The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of March 31, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Assets of CIVs (1)	$64	$64	$46	$46
Assets held for sale	10	10	—	—
Other assets (including other invested assets) (2)	101	102	92	93
Financial guaranty insurance contracts (3)	(2,296)	(1,083)	(2,335)	(986)
Long-term debt	(1,676)	(1,497)	(1,675)	(1,477)
Liabilities of CIVs (4)	(102)	(102)	(170)	(170)
Liabilities held for sale	(36)	(36)	—	—
Other liabilities (5)	(33)	(33)	(43)	(43)
____________________
(1)    Includes due from brokers and counterparties and cash equivalents. Carrying value approximates fair value.
(2)    Primarily includes accrued interest, management fees receivables for December 31, 2022, a participation loan, and receivables for securities sold, for which carrying value approximates fair value.
(3)    Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.
(4)    Includes due to brokers and counterparties and fund’s loan payable. Carrying value approximates fair value.
(5)    Primarily includes accrued interest, repurchase agreement liability as of December 31, 2022, and payables for securities purchased for which carrying value approximates fair value.

10.    Asset Management Fees

    The following table presents the sources of asset management fees on a consolidated basis.

Asset Management Fees

	First Quarter
	2023	2022
	(in millions)
Management fees:
CLOs (1)	$8	$9
Opportunity funds and liquid strategies	3	4
Wind-down funds	—	1
Total management fees	11	14
Performance fees	12	14
Reimbursable fund expenses	3	6
Total asset management fees	$26	$34
_____________________
(1)    To the extent that the Company’s wind-down and/or opportunity funds are invested in AssuredIM managed CLOs, AssuredIM may rebate any management fees and/or performance fees earned from the CLOs.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company had management and performance fees receivable of $10 million as of both March 31, 2023 and December 31, 2022. These balances are in “assets held for sale” and “other assets” on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. Performance fees were attributable to the healthcare and asset-based funds.

11.    Income Taxes

Overview

AGL and its Bermuda subsidiaries AG Re, AGRO and Cedar Personnel Ltd. (collectively, the Bermuda Subsidiaries) are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, AGL and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 31, 2035. AGL’s U.S., U.K. and French subsidiaries are subject to income taxes imposed by U.S., U.K. and French authorities, respectively, and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the U.S. Internal Revenue Code to be taxed as a U.S. domestic corporation.

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

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities)

	As of
	March 31, 2023	December 31, 2022
	(in millions)
Net deferred tax assets (liabilities)	$89	$114
Net current tax assets (liabilities)	49	63

Valuation Allowance

As of March 31, 2023 and December 31, 2022, the Company had $5 million in foreign tax credits (FTCs) due to the 2017 Tax Cuts and Jobs Act for use against regular tax in future years. FTCs will expire in 2027. In analyzing the future realizability of FTCs, the Company notes limitations on future foreign source income due to overall foreign losses as negative evidence. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the remaining FTCs of $5 million will not be utilized, and therefore maintained the valuation allowance from December 31, 2022 with respect to this tax attribute.

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

Changes in market conditions during 2023 and 2022, including rising interest rates, resulted in the recording of deferred tax assets related to net unrealized tax capital losses. When assessing recoverability of these deferred tax assets, the Company considers the ability and intent to hold the underlying securities to recovery in value, if necessary, as well as other factors as noted above. As of March 31, 2023 and December 31, 2022, based on all available evidence, including capital loss carryback capacity, the Company concluded that the deferred tax assets related to the unrealized tax capital losses on the available-for-sale securities portfolios are, more likely than not, expected to be realized.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Provision for Income Taxes

    The Company’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due, for example, to the variability in loss reserves, fair value of its credit derivatives and VIEs, and foreign exchange gains and losses which prevents the Company from projecting a reliable estimated annual effective tax rate and pre-tax income for the full year 2023. A discrete calculation of the provision is calculated for each interim period.

    The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21% and the French subsidiary taxed at the French marginal corporate tax rate of 25%, and no taxes for the Company’s Bermuda Subsidiaries unless subject to U.S. tax by election. For the periods between April 1, 2017 and March 31, 2023, the U.K. corporation tax rate was 19%. For periods subsequent to April 1, 2023, the U.K. corporation tax rate has been increased to 25%. For the full year 2023, the U.K. subsidiaries will be taxed at the U.K. blended marginal corporate tax rate of 23.5%. The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	First Quarter
	2023	2022
	(in millions)
Expected tax provision (benefit)	$20	$14
Tax-exempt interest	(3)	(3)
NCI	(3)	(2)
State taxes	3	4
Foreign taxes	5	1
Stock based compensation	1	2
Other	—	2
Total provision (benefit) for income taxes	$23	$18
Effective tax rate	19.1%	20.0%

The expected tax provision (benefit) is calculated as the sum of pre-tax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Where there is a pre-tax loss in one jurisdiction and pre-tax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

 The following tables present pre-tax income and revenue by jurisdiction.

Pre-tax Income (Loss) by Tax Jurisdiction

	First Quarter
	2023	2022
	(in millions)
U.S.	$108	$84
Bermuda	25	27
U.K.	(11)	(14)
Other	(2)	(4)
Total	$120	$93

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Revenue by Tax Jurisdiction

	First Quarter
	2023	2022
	(in millions)
U.S.	$235	$269
Bermuda	35	33
U.K.	13	—
Other	—	(2)
Total	$283	$300

Pre-tax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Audits

As of March 31, 2023, AGUS had open tax years with the U.S. Internal Revenue Service (IRS) for 2018 forward and is currently under audit for the 2018 and 2019 tax years. As of March 31, 2023, Assured Guaranty Overseas US Holdings Inc. had open tax years with the IRS for 2019 forward and is not currently under audit with the IRS. In September 2022, His Majesty’s Revenue & Customs completed a business risk review of Assured Guaranty that commenced in July 2022 and assigned a low-risk rating for corporate taxes in the U.K. The Company’s French subsidiary is not currently under examination and has open tax years of 2019 forward.

12.    Commitments and Contingencies

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

    In addition, in the ordinary course of their respective businesses, certain of AGL’s insurance subsidiaries are involved in litigation with third parties to recover insurance losses paid in prior periods or prevent or reduce losses in the future. For example, the Company is involved in a number of legal actions in the Federal District Court of Puerto Rico to enforce or defend its rights with respect to the obligations it insures of Puerto Rico and various of its related authorities and public corporations. See “Exposure to Puerto Rico” section of Note 3, Outstanding Exposure, for a description of such actions. Also in the ordinary course of their respective business, certain of AGL’s investment management subsidiaries are involved in litigation with third parties regarding fees, appraisals, or portfolio companies. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year. In first quarter 2023, the Company reduced its previously recorded accrual of $20 million to zero in connection with developments in litigation.

    The Company also receives subpoenas and interrogatories from regulators from time to time.

Litigation

    On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York (the Court), asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination in December 2008 of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP’s termination in July 2008 of 28 other credit derivative transactions between LBIE and AGFP and AGFP’s calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP has calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed (as described below) and approximately $21 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE’s complaint, and on March 15, 2013, the Court granted AGFP’s motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE’s claim with respect to the 28 other credit derivative transactions. LBIE’s administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE’s valuation expert has calculated LBIE’s claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk. In addition, LBIE sought prejudgment interest from the time of termination onwards. A bench trial before Supreme Court Justice Melissa A. Crane was held from October 18 through November 19, 2021. On March 8, 2023, Justice Crane rendered her decision and found in favor of AGFP. On April 12, 2023, AGFP requested entry of judgment in its favor. The Court heard argument on that request on May 9, 2023, and the request is under consideration. The Company continues to evaluate developments related to this case including any issues associated with a potential appeal by the plaintiff.

13.    Shareholders’ Equity

Other Comprehensive Income

The following tables present the changes in each component of accumulated other comprehensive income (AOCI) and the effect of reclassifications out of AOCI into the respective lines in the condensed consolidated statements of operations.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
First Quarter 2023

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2022	$(343)	$(110)	$(23)	$(45)	$6	$(515)
Other comprehensive income (loss) before reclassifications	91	1	(2)	2	—	92
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	3	(5)	—	—	—	(2)
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	3	(5)	(1)	—	—	(3)
Tax (provision) benefit	(1)	1	—	—	—	—
Total amount reclassified from AOCI, net of tax	2	(4)	(1)	—	—	(3)
Other comprehensive income (loss)	89	5	(1)	2	—	95
Balance, March 31, 2023	$(254)	$(105)	$(24)	$(43)	$6	$(420)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Share Repurchases

    As of May 9, 2023, the Company was authorized to purchase $201 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2022 (January 1 - March 31)	2,738,223	$155	$56.62
2022 (April 1 - June 30)	2,605,947	151	58.03
2022 (July 1- September 30)	1,790,395	97	53.77
2022 (October 1- December 31)	1,713,416	100	58.34
Total 2022	8,847,981	$503	56.79
2023 (January 1 - May 9)	36,369	2	62.23

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
14.    Earnings Per Share

Computation of Earnings Per Share

	First Quarter
	2023	2022
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$81	$66
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$81	$66
Basic shares	59.1	66.3
Basic EPS	$1.37	$1.00

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$81	$66
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$81	$66
Basic shares	59.1	66.3
Dilutive securities:
Restricted stock awards	1.3	1.1
Diluted shares	60.4	67.4
Diluted EPS	$1.34	$0.98
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.1	0.2

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
•geopolitical risk, including United States (U.S.)-China strategic competition and technology decoupling, Russia’s invasion of Ukraine and the resulting economic sanctions, fragmentation of global supply chains, volatility in energy prices, potential for increased cyberattacks, and risk of intentional or accidental escalation between NATO and Russia;
•the possibility of a U.S. government shutdown, payment defaults on the debt of the U.S. government or instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, and downgrades to their credit ratings;
•the development, course and duration of the COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, including their impact on the factors listed in this section;
•developments in the world’s financial and capital markets, including stresses in the financial condition of banking institutions in the U.S., that adversely affect repayment rates related to commercial real estate, municipalities and other insured obligors, Assured Guaranty’s insurance loss or recovery experience, investments of Assured Guaranty or assets it manages;
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
•increased competition, including from new entrants into the financial guaranty industry, nonpayment insurance and other forms of capital saving or risk syndication available to banks and insurers;
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
•the possibility that Assured Guaranty’s planned transactions pursuant to which Assured Guaranty will contribute to Sound Point Capital Management, LP (Sound Point) most of its asset management business, other than that conducted by Assured HealthCare Partners LLC (AssuredIM Contributed Business) and receive an ownership interest in Sound Point, fail to close or are delayed due to the failure to fulfill or waive certain customary closing conditions, which include the receipt of certain consents and regulatory approval, or due to other reasons;
•the impacts of the announcement and the completion of Assured Guaranty’s planned transactions with Sound Point on Assured Guaranty and its relationships with its shareholders, regulators, rating agencies, employees and the obligors it insures and on the AssuredIM Contributed Business and on the business of Assured Healthcare Partners LLC and their relationships with their respective clients and employees;

•the possibility that strategic transactions made by Assured Guaranty, including the consummation of the planned transactions with Sound Point, do not result in the benefits anticipated or subject Assured Guaranty to negative consequences;
•the inability to control the business, management or policies of entities in which the Company holds a minority interest;
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
•the impact of climate change on our business and regulatory actions taken related to such risk;
•other risk factors identified in AGL’s filings with the U.S. Securities and Exchange Commission (SEC);
•other risks and uncertainties that have not been identified at this time; and
•management’s response to these factors.

The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q, as well as the risk factors included in the Company’s 2022 Annual Report on Form 10-K. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s reports filed with the SEC.

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

In the Insurance segment, the Company provides credit protection products to the U.S. and non-U.S. public finance (including infrastructure) and structured finance markets. In the Asset Management segment, the Company provides investment advisory services, which include the management of collateralized loan obligations (CLOs) and opportunity funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. The Corporate division consists primarily of interest expense on the debt of Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) (the U.S. Holding Companies), as well as other operating expenses attributed to holding company activities, including administrative services performed by certain subsidiaries for the holding companies. Other activities include the effect of consolidating FG VIEs and CIVs (FG VIE and CIV consolidation). See Item 1, Financial Statements, Note 2, Segment Information.

Transaction with Sound Point

On April 5, 2023, Assured Guaranty entered into a transaction agreement (Transaction Agreement) pursuant to which it agreed to contribute to Sound Point the AssuredIM Contributed Business. In addition, AGM and AGC (U.S. Insurance Subsidiaries) entered into a letter agreement (Letter Agreement) pursuant to which they agreed that, after the closing of the transactions contemplated by the Transaction Agreement, they would (a) engage Sound Point as their sole alternative credit manager, (b) transition to Sound Point the management of certain existing alternative investments and related commitments, and (c) subject to regulatory approval, over time make new investments in funds, other vehicles and separately managed accounts managed by Sound Point which, when aggregated with the transitioned alternative investments and commitments, will total $1 billion. See Note 7, Investments. Assured Guaranty will receive, subject to certain potential post-closing adjustments, common interests in Sound Point representing a 30% participation percentage in Sound Point, and certain other interests in related Sound Point entities (the transactions contemplated under the Transaction Agreement and the Letter Agreement, the Sound Point Transaction).

AssuredIM anticipates transferring assets under management (AUM) of approximately $15.2 billion, including management of approximately $14.5 billion of collateralized loan obligations (CLOs), as of December 31, 2022, to Sound Point as part of the Sound Point Transaction, subject to the receipt of certain consents and regulatory approval. As a result, Sound Point, which had approximately $21.4 billion in CLO AUM and $32 billion in total AUM as of December 31, 2022, would become the fifth largest CLO manager by AUM in the world based on December 31, 2022 CreditFlux CLO manager rankings.

The Sound Point Transaction is expected to be completed in the third quarter of 2023, subject to certain customary closing conditions, including the receipt of certain consents and regulatory approval.

Economic Environment

Real gross domestic product (GDP) increased 1.1% in the first quarter of 2023, compared to an increase of 2.6% in the fourth quarter of 2022, according to the advance estimate released by the U.S. Bureau of Economic Analysis (BEA). At the end of March 2023, the U.S. unemployment rate, seasonally adjusted, stood at 3.5%, unchanged from where it had started the quarter, and down from the COVID-19 pandemic high of 14.7% in April 2020. The Company believes a more robust economy makes it less likely that obligors whose obligations it guarantees will default.

According to the U.S. Bureau of Labor Statistics (BLS), the inflation rate in the U.S. before seasonal adjustment for the 12-month period ending March 2023, as measured by the Consumer Price Index for All Urban Consumers (CPI-U), was 5.0%, as compared to 6.5% for the 12-month period ending December 2022. The BLS reports that the 5.0% increase for the 12 months ending March 2023 was the smallest 12-month increase since the period ending May 2021. According to the United Kingdom’s (U.K.) Office for National Statistics, the Consumer Prices Index including owner occupiers’ housing costs (CPIH) was 8.9% for the 12 months to March 2023, down from 9.2% for the 12 months ended December 2022. Consumer price inflation in the U.K. increases reported net par outstanding for certain U.K exposures with approximately $20.7 billion of net par outstanding as of March 31, 2023, and also increases projected future installment premiums on the portion of such exposure that pays at least a portion of the premium on an installment basis over the term of the exposure. Consumer price inflation may also impact the Company indirectly to the extent it makes it more difficult for obligors to make their debt payments or causes interest rates to rise more generally.

With the Federal Open Market Committee (FOMC) acknowledging the need to combat inflation, the FOMC decided at its meeting in March 2022 to start again raising the target range for the federal funds rate and has continued to do so since then. In addition, the FOMC stated that it would reduce its holdings of treasury securities and agency debt and agency mortgage-backed securities. From March 2022 through May 3, 2023, the FOMC raised the target range for the federal funds rate nine times, from 0% to 0.25% where it started 2022 to 5.0% to 5.25% at its May 2-3, 2023 meeting, stating that it seeks to achieve maximum employment and inflation at the rate of 2% over the longer run. In determining the extent to which additional policy firming may be appropriate to return inflation to 2% over time, the FOMC indicated that it will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments.

The level and direction of interest rates and credit spreads impact the Company in numerous ways. On the one hand, higher interest rates may present a more challenging environment for distressed residential mortgage-backed securities (RMBS) the Company insures to the extent they cause housing prices to decline. The National Association of Realtors (NAR) reported existing-home sales declined 22.0% in March 2023 from one year ago as home sales are trying to recover and are highly sensitive to changes in mortgage rates. The median existing-home price for all housing types in March 2023 was $375,700, a decline of 0.9% from March 2022 ($379,300). Higher interest rates may also reduce the fair value of fixed-maturity securities currently held in the Company’s investment portfolio, dampen municipal bond issuance and negatively impact the finances of some of the obligors whose payments the Company insures.

On the other hand, higher interest rates are often accompanied by wider spreads, which may make the Company’s credit enhancement products more attractive in the U.S. municipal bond market and increase the level of premiums it can charge for those products. The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company’s largest financial guaranty insurance market, U.S. public finance. The MMD rate averaged 3.37% for the quarter ended March 2023, lower than the 3.71% average for the quarter ended December 2022, but considerably higher than the 2.00% average for the quarter ended March 2022. Meanwhile, the difference, or credit spread, between the 30-year BBB-rated general obligation relative to the 30-year AAA MMD averaged 101 bps in the quarter ended March 2023, near the 103 bps average for the quarter ended December 2022, but significantly wider than the 72 bps average for the quarter ended March 2022. The Company believes that a further widening of credit spreads in 2023, should it occur, could permit it to increase its premium rates on new business. In addition, the Company believes that over time, higher interest rates may also increase the amount the Company can earn on its largely fixed-maturity securities.
Key Business Strategies

    The Company continually evaluates its business strategies and is currently pursuing key business strategies in three areas: (i) insurance; (ii) asset management and alternative investments; and (iii) capital management.

Insurance

    The Company seeks to grow the insurance business through new business production, acquisitions of remaining other monoline financial guaranty companies that currently are in runoff and no longer actively writing new business (legacy monoline insurers) or reinsurance of their insured portfolios, and to continue to mitigate losses in its current insured portfolio.

    Growth of the Insured Portfolio

    The Company seeks to grow its financial guaranty insurance portfolio through new business production in each of its markets: public finance (including infrastructure) and structured finance. The Company believes high-profile defaults by municipal obligors, such as Puerto Rico, Detroit, Michigan and Stockton, California as well as events such as the COVID-19 pandemic have led to increased awareness of the value of bond insurance and stimulated demand for the product. The Company believes there will be continued demand for its insurance in this market because, for those exposures that the Company guarantees, it undertakes the tasks of credit selection, analysis, negotiation of terms, surveillance and, if necessary, loss mitigation. The Company believes that its insurance: (i) encourages retail investors, who typically have fewer resources than the Company for analyzing municipal bonds, to purchase such bonds; (ii) enables institutional investors to operate more efficiently; and (iii) allows smaller, less well-known issuers to gain market access on a more cost-effective basis.

    The low interest rate environment and tight U.S. municipal credit spreads from when the financial crisis began in 2008 through early 2020 dampened demand for bond insurance compared to the levels before the financial crisis that began in 2008. After the onset of the COVID-19 pandemic in early 2020, credit spreads initially widened as a result of market concerns about the impact of the COVID-19 pandemic on some municipal credits, thereby improving demand for financial guaranty insurance even in a low interest rate environment, before narrowing again in 2022. The Company believes that if credit spreads widen in 2023 demand for bond insurance may improve.

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

            U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	First Quarter 2023	First Quarter 2022	Year Ended December 31, 2022
	(dollars in billions, except number of issues and percentages)
Par:
New municipal bonds issued	$74.1	$96.8	$359.7
Total insured	$5.7	$8.2	$28.8
Insured by Assured Guaranty	$3.4	$4.8	$17.0
Number of issues:
New municipal bonds issued	1,385	2,288	7,902
Total insured	260	408	1,420
Insured by Assured Guaranty	124	168	648
Bond insurance market penetration based on:
Par	7.7%	8.5%	8.0%
Number of issues	18.8%	17.8%	18.0%
Single A par sold	38.3%	36.5%	30.2%
Single A transactions sold	63.3%	57.7%	59.0%
$25 million and under par sold	24.2%	20.8%	21.9%
$25 million and under transactions sold	22.3%	20.7%	21.4%
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

After over five years of negotiations, 2022 was a turning point for resolving a substantial portion of the Company’s Puerto Rico exposure in accordance with four orders entered by the United States District Court of the District of Puerto Rico (Federal District Court of Puerto Rico) related to the Company’s exposure to all defaulting Puerto Rico credits except Puerto Rico Electric Power Authority (PREPA) (2022 Puerto Rico Resolutions) as discussed in Item 1. Financial Statements,Note 3, Outstanding Exposure—Exposure to Puerto Rico.

As a result of the 2022 Puerto Rico Resolutions the Company’s obligations under its insurance policies covering debt of the Puerto Rico Convention Center District Authority (PRCCDA) and Puerto Rico Infrastructure Authority (PRIFA) were extinguished, and its insurance exposure to Puerto Rico general obligations (GO) bonds, Public Buildings Authority (PBA) bonds and Puerto Rico Highway and Transportation Authority (PRHTA) bonds was greatly reduced. The Company believes the 2022 Puerto Rico Resolutions mark significant milestones in its Puerto Rico loss mitigation efforts. In connection with the 2022 Puerto Rico Resolutions, the Company received substantial amounts of cash, new general obligation bonds (New GO Bonds) and new bonds backed by toll revenues (Toll Bonds, and together with New GO Bonds, New Recovery Bonds) and contingent value instruments (CVIs) associated with its direct exposures. The Company has sold some of the New Recovery Bonds and CVIs it had received in connection with the 2022 Puerto Rico Resolutions and may continue to sell amounts it still retains, subject to market conditions. The Company continues to work to resolve its remaining unresolved defaulted Puerto Rico exposure, PREPA. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Item 1, Financial Statements, Note 3, Outstanding Exposure, and the Insured Portfolio section below.

The Company is and has for several years been working with the servicers of some of the RMBS transactions it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans to help improve the performance of the related RMBS.

The Company also purchases attractively priced obligations, including below-investment-grade (BIG) obligations, that it has insured and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The fair value of Loss Mitigation Securities as of March 31, 2023 (excluding the value of the Company’s insurance) was $497 million, with a par of $769 million.

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

Asset Management and Alternative Investments

    As discussed above, on April 5, 2023, the Company announced the Sound Point Transaction, which further advances two of the objectives the Company has been pursuing since the BlueMountain Acquisition.

The first objective was to establish a fee-based earnings stream independent of the risk-based premiums generated by the financial guaranty business. The Company’s 30% investment in the combined firm will advance this earnings diversification.

The second objective was to enhance the alternative investment opportunities for our financial guaranty subsidiaries’ investment portfolios. The combined business, managed by Sound Point, will be strengthened by the addition of AssuredIM’s AUM. The Company believes that the Sound Point Transaction provides an opportunity to deploy excess capital at attractive returns improving the risk-adjusted return on a portion of the investment portfolio and potentially increasing the amount of dividends certain of its insurance subsidiaries are permitted to pay under applicable regulations.

Adding distributed gains from inception through March 31, 2023 to the original $750 million allocation, the U.S. Insurance Subsidiaries may invest a total of up to $853 million in in affiliated alternative investment funds through their jointly owned investment subsidiary, AG Asset Strategies LLC (AGAS). As of March 31, 2023, AGAS had committed $613 million to AssuredIM Funds, including $247 million that has yet to be funded. This capital was committed to several funds, each dedicated to a single strategy including CLOs, healthcare structured capital and asset-based finance.

Capital Management

    The Company has developed strategies to efficiently manage capital within the Assured Guaranty group.

From 2013 through May 9, 2023, the Company has repurchased 141 million common shares for approximately $4.7 billion, representing approximately 73% of the total shares outstanding at the beginning of the repurchase program in 2013. As of May 9, 2023, the Company was authorized to purchase $201 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 13, Shareholders’ Equity, for additional information about the Company’s repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013 - 2022	$4,661	140.875	$33.09
2023 (January 1 - May 9)	2	0.036	62.23
Cumulative repurchases since the beginning of 2013	$4,663	140.911	33.09

As of March 31, 2023, the estimated accretive effect of the cumulative repurchases of common shares since the beginning of 2013 was approximately: $38.70 per share in shareholders’ equity attributable to AGL, $43.35 per share in adjusted operating shareholders’ equity and $77.44 per share in adjusted book value.

The Company considers the appropriate mix of debt and equity in its capital structure. In 2021, the Company issued $500 million of 3.15% Senior Notes, due in 2031 and $400 million of 3.6% Senior Notes, due in 2051. The proceeds from these issuances were used to redeem $100 million of AGMH’s 6 7/8% Quarterly Interest Bonds due in 2101, $230 million of AGMH’s 6.25% Notes due in 2102, $100 million of AGMH’s 5.60% Notes due in 2103, and $170 million of the $500 million of AGUS 5% Senior Notes due in 2024. Proceeds from the debt issuances that were not used to redeem debt were used for general corporate purposes, including share repurchases. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies” for the U.S. Holding Companies’ long-term debt.
Since the second quarter of 2017, AGUS has purchased $154 million in principal of AGMH’s outstanding Junior Subordinated Debentures. The Company may choose to redeem or make additional purchases of this or other Company debt in the future.

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to the Company’s 2022 Annual Report on Form 10-K.

The primary drivers of volatility in the Company’s net income include: changes in fair value of credit derivatives, FG VIEs, CIVs and committed capital securities (CCS), as well as loss and loss adjustment expense (LAE), foreign exchange gains (losses), the level of refundings of insured obligations, changes in the value of the Company’s alternative investments, the effects of any large settlements, commutations and loss mitigation strategies, among other factors. Changes in the fair value of AssuredIM Funds and amount of AUM affect the amount of management and performance fees earned. Changes in laws and regulations, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.

Financial Performance of Assured Guaranty

Financial Results

	First Quarter
	2023	2022
	(in millions, except per share amounts)
GAAP
Net income (loss) attributable to AGL	$81	$66
Net income (loss) attributable to AGL per diluted share	$1.34	$0.98
Weighted average diluted shares	60.4	67.4

Non-GAAP
Adjusted operating income (loss) (1)	$68	$90
Adjusted operating income per diluted share	$1.12	$1.34
Weighted average diluted shares	60.4	67.4

Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income	$(4)	$(10)
Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income per share	$(0.06)	$(0.14)

Components of total adjusted operating income (loss)
Insurance segment	$117	$133
Asset Management segment	(1)	—
Corporate division	(44)	(33)
Other (2)	(4)	(10)
Adjusted operating income (loss)	$68	$90

Insurance Segment
Gross written premiums (GWP)	$86	$70
Present value of new business production (PVP) (1)	112	69
Gross par written	5,363	4,471

Asset Management Segment
AUM (3)
Inflows - third party	$1	$91
Inflows - intercompany	—	—

	As of March 31, 2023		As of December 31, 2022
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$5,220	$88.07	$5,064	$85.80
Adjusted operating shareholders' equity (1)	5,606	94.58	5,543	93.92
Adjusted book value (1)	8,478	143.04	8,379	141.98
Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating shareholders’ equity	13	0.22	17	0.28
Gain (loss) related to FG VIE and CIV consolidation included in adjusted book value	8	0.15	11	0.19
Common shares outstanding (4)	59.3		59.0
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
(3)    The Company was limited in its ability to raise third party AUM as a result of the pending Sound Point Transaction due to regulatory and practical considerations.
(4)    See “— Overview— Key Business Strategies – Capital Management” above for information on common share repurchases.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended March 31,
	2023	2022
	(in millions)
Revenues:
Net earned premiums	$81	$214
Net investment income	81	62
Asset management fees	26	34
Net realized investment gains (losses)	(2)	3
Fair value gains (losses) on credit derivatives	15	(3)
Fair value gains (losses) on CCS	(16)	1
Fair value gains (losses) on FG VIEs	(5)	6
Fair value gains (losses) on CIVs	58	14
Foreign exchange gains (losses) on remeasurement	20	(30)
Fair value gains (losses) on trading securities	(2)	(4)
Other income (loss)	27	3
Total revenues	283	300
Expenses:
Loss and LAE (benefit)	4	57
Interest expense	21	20
Amortization of deferred acquisition cost (DAC)	3	4
Employee compensation and benefit expenses	82	73
Other operating expenses	55	42
Total expenses	165	196
Income (loss) before income taxes and equity in earnings (losses) of investees	118	104
Equity in earnings (losses) of investees	2	(11)
Income (loss) before income taxes	120	93
Less: Provision (benefit) for income taxes	23	18
Net income (loss)	97	75
Less: Noncontrolling interests	16	9
Net income (loss) attributable to Assured Guaranty Ltd.	$81	$66

Effective tax rate	19.1%	20.0%
First Quarter 2023 Compared with First Quarter 2022

Net income attributable to AGL for the three-month period ended March 31, 2023 (first quarter 2023) was higher compared with the three-month period ended March 31, 2022 (first quarter 2022) primarily due to:

•lower losses and LAE due primarily to higher losses on Puerto Rico exposures in first quarter 2022,

•foreign exchange gains on remeasurement in first quarter 2023 compared with losses in first quarter 2022,

•higher fair value gains on CIVs, and

•higher net investment income, and other income.

These increases were primarily offset in part by:

•lower net earned premiums mainly attributable to accelerations on certain Puerto Rico exposures in first quarter 2022, and

•fair value losses on CCS in first quarter 2023 compared with gains in first quarter 2022.

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

Adjusted Operating Income

Adjusted operating income in first quarter 2023 was $68 million, compared with $90 million in first quarter 2022. The decrease was primarily due to a benefit in first quarter 2022 of $63 million (after-tax) associated with the now extinguished exposures covered by the 2022 Puerto Rico Resolutions (which benefit consisted of premium accelerations, offset in part by recognition of loss expense that was previously embedded in unearned premium reserve). The benefit associated with the 2022 Puerto Rico Resolutions was offset in part by gains on alternative investments, higher net investment income and the release a litigation accrual reported in other income in 2023. See “— Results of Operations — Reconciliation to GAAP” for the reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

Book Value and Adjusted Book Value

Shareholders’ equity attributable to AGL as of March 31, 2023 increased compared with December 31, 2022, as net income and other comprehensive income were partially offset by dividends. Adjusted operating shareholders’ equity and adjusted book value increased primarily due to operating income offset in part by dividends, and in the case of adjusted book value, new business production in 2023, partially offset by dividends. See “— Non-GAAP Financial Measures” below for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and adjusted book value.

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

The Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no material direct exposure to Ukraine or Russia. In fact, the Company’s direct insurance exposure to eastern Europe generally is limited to approximately $289 million in net par outstanding as of March 31, 2023, comprising $234 million net par exposure to the sovereign debt of Poland and $55 million net par exposure to a toll road in Hungary. The Company rates the toll road exposure BIG.

Inflation

By some key measures, consumer price inflation in the U.S. and the U.K. was higher in recent years than it has been in decades, and interest rates generally increased. Consumer price inflation in the U.K. impacts the Company directly by increasing exposure for certain index-linked U.K. debt with par that accretes with increasing inflation, and also increasing projected future installment premiums on the portion of such exposure that pays at least some of the premium on an installment basis over the term of the exposure. Consumer price inflation may also impact the Company indirectly to the extent it makes it more difficult for obligors to make their debt payments, and may be accompanied by higher interest rates that could impact the Company in several ways.

After acknowledging the need to combat inflation, the FOMC of the Federal Reserve Board decided at its March 2022 meeting to start again raising the target federal funds rate, and raised the rate nine times from March 2022 through May 3, 2023. At its May 2-3, 2023 meeting, the FOMC raised the federal funds target rate by 25 bps to 5.0% to 5.25%, its ninth consecutive increase, and stated that its decision to raise the target range of the federal funds rate was in support of its goals of achieving maximum employment and inflation at the rate of 2% over the longer run. In determining the extent to which additional federal funds target rate increases are needed to return inflation to 2% over time, the FOMC indicated it will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments.

Higher interest rates impact the Company in numerous other ways. For example, higher interest rates are often accompanied by wider credit spreads, which may make the Company’s credit enhancement products more attractive in the market and increase the level of premiums it can charge for that product. However, despite the increases in interest rates in 2022 and first quarter 2023, the pace of credit spread widening was more modest and market penetration of municipal bond insurance in the U.S. public finance market remained relatively flat compared to 2021. Over time, higher interest rates also increase the amount the Company can earn on its largely fixed-maturity investment portfolio. Higher interest rates may present a more challenging environment for distressed RMBS the Company insures to the extent they cause housing prices to decline, reduce the fair value of its largely fixed-rate fixed-maturity investment portfolio, dampen municipal bond issuance and negatively impact the finances of some insured obligors.

See “Overview — Economic Environment”.

Income Taxes

The U.S. Internal Revenue Service and Department of the Treasury issued final and proposed regulations in October 2020 relating to the tax treatment of passive foreign investment company (PFICs). The final regulations are not expected to have a material impact to the Company’s business operation or its shareholders and the proposed regulations are continuing to be evaluated.

Results of Operations

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment and require the Company to make estimates and assumptions, based on available information, that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Estimates are inherently subject to change and actual results could differ from those estimates, and the differences may be material to the condensed consolidated financial statements.

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

The accounting policies that the Company believes are most dependent on the application of judgment, estimates and assumptions are listed below. See Part II. Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation , of the Company’s 2022 Annual Report on Form 10-K, for the Company’s significant accounting policies which includes a reference to the applicable note where further details regarding the significant estimates and assumptions are provided, as well as Part II. Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2022 Annual Report on Form 10-K, for further details regarding sensitivity analysis.

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

Insurance Segment Results

Insurance Segment Results

	First Quarter
	2023	2022

Segment revenues
Net earned premiums and credit derivative revenues	$84	$219
Net investment income	82	63
Fair value gains (losses) on trading securities	(2)	(4)
Foreign exchange gains (losses) on remeasurement and other income (loss)	26	—
Total segment revenues	190	278
Segment expenses
Loss expense (benefit)	9	60
Interest expense	—	1
Amortization of DAC	3	4
Employee compensation and benefit expenses	39	38
Other operating expenses	28	19
Total segment expenses	79	122
Equity in earnings (losses) of investees	30	(1)
Segment adjusted operating income (loss) before income taxes	141	155
Less: Provision (benefit) for income taxes	24	22
Segment adjusted operating income (loss)	$117	$133

    Net Earned Premiums and Credit Derivative Revenues

    Premiums are earned over the contractual lives, or in the case of insured obligations backed by homogeneous pools of assets, the remaining expected lives, of financial guaranty insurance contracts. The Company periodically estimates remaining expected lives of its insured obligations backed by homogeneous pools of assets and makes prospective adjustments for such changes in expected lives. Scheduled net earned premiums decrease each year unless replaced by a higher amount of new business, or books of business acquired in a business combination. See Item 1, Financial Statements, Note 5, Contracts Accounted for as Insurance, Premiums, for additional information.

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

    Terminations are generally negotiated agreements with beneficiaries resulting in the extinguishment of the Company’s insurance obligation. Terminations have been more common in the structured finance asset class, but may also occur in the public finance asset class. While each termination may have different terms, they all result in the expiration of the Company’s insurance risk, the acceleration of the recognition of the associated deferred premium revenue and the reduction of any remaining premiums receivable.
Insurance Segment
Net Earned Premiums and Credit Derivative Revenues

	First Quarter
	2023	2022
	(in millions)
Net earned premiums:
Financial guaranty insurance:
Public finance
Scheduled net earned premiums (1)	$62	$71
Accelerations:
Refundings	4	128
Terminations	—	—
Total accelerations	4	128
Total public finance	66	199
Structured finance scheduled net earned premiums (1)	15	15
Specialty insurance and reinsurance	1	1
Total net earned premiums	82	215

Credit derivative revenues:
Scheduled net earned premiums	2	2
Accelerations	—	2
Total credit derivative revenues	2	4
Total net earned premiums and credit derivative revenues	$84	$219
____________________
(1)    Includes accretion of discount.

    Net earned premiums and credit derivative revenues decreased in first quarter 2023 compared with first quarter 2022 primarily due to refundings of $104 million related to the resolution of PRCCDA, PRIFA and GO/PBA exposures that occurred in March 2022 discussed in Item 1. Financial Statements, Note 3, Outstanding Exposure. As of March 31, 2023, $3.7 billion of net deferred premium revenue on financial guaranty insurance remained to be earned over the life of the insurance contracts.

New Business Production

Gross Written Premiums and
New Business Production

	First Quarter
	2023	2022
	(in millions)
GWP
Public Finance—U.S.	$22	$49
Public Finance—non-U.S.	36	16
Structured Finance—U.S.	28	5
Structured Finance—non-U.S.	—	—
Total GWP	$86	$70
PVP (1):
Public Finance—U.S.	$22	$49
Public Finance—non-U.S.	30	12
Structured Finance—U.S.	27	2
Structured Finance—non-U.S. (2)	33	6
Total PVP	$112	$69
Gross Par Written (1):
Public Finance—U.S.	$2,907	$3,931
Public Finance—non-U.S.	360	223
Structured Finance—U.S.	582	60
Structured Finance—non-U.S. (2)	1,514	257
Total gross par written	$5,363	$4,471
Average rating on new business written	A	A-
____________________
(1)    PVP and Gross Par Written in the table above are based on “close date,” when the transaction settles. See “— Non-GAAP Financial Measures — PVP or Present Value of New Business Production.”
(2)    First quarter 2023 and 2022 PVP and gross par written include the present value of future gross revenues and exposure, respectively, associated with a financial guaranty written by the Company that, under GAAP, is accounted for under ASC 460, Guarantees.

In first quarter 2023, structured finance GWP was almost six times GWP in first quarter 2022, and PVP was over seven times PVP in first quarter 2022. First quarter 2023 structured finance GWP primarily includes a large insurance securitization transaction. Structured finance PVP in first quarter 2023 includes the insurance securitization, as well as an excess-of-loss guaranty of a minimum amount of billed rent on a diversified portfolio of real estate properties for which no GWP was reported under GAAP because it is not accounted for as insurance.

In first quarter 2023, non-U.S. public finance GWP and PVP were more than double the GWP and PVP in first quarter 2022. In first quarter 2023, new business primarily included the guaranty of a long-term sale and leaseback transaction with Glasgow City Council and several regulated utility transactions.

U.S. public finance GWP and PVP in first quarter 2023 were lower than the comparable GWP and PVP in first quarter 2022, primarily due to reduced market issuance and fewer secondary market transactions in first quarter 2023. The average rating of U.S. public finance par written was A- in first quarter 2023 and first quarter 2022. The Company’s direct par written represented 60% of the total U.S. municipal market insured issuance in first quarter 2023, compared with 58% in first quarter 2022, and the Company’s penetration of all municipal issuance was 4.6% in first quarter 2023 compared with 4.9% in first quarter 2022.

Business activity in the infrastructure (reported in non-US public finance) and structured finance sectors typically has long lead times and therefore may vary from period to period.

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

CVIs issued by Puerto Rico and received as part of the 2022 Puerto Rico Resolutions are classified as trading with changes in fair value reported in “fair value gains (losses) on trading securities” in the consolidated statements on operations. The fair value of such instruments as of March 31, 2023 was $300 million.

Equity method investments in the Insurance segment include investments that the U.S. Insurance Subsidiaries make in AssuredIM Funds, as well as other alternative investments. The income (loss) on such investments is reported in “equity in earnings (losses) of investees” and typically represents the change in net asset value (NAV) of AssuredIM Funds and the Company’s share of earnings of its other investees. The U.S. Insurance Subsidiaries are authorized to invest up to $750 million in affiliated alternative investment funds. Adding inception-to-date distributed gains, the U.S. Insurance Subsidiaries may invest a total of up to $853 million in affiliated alternative investment funds. As of March 31, 2023, the U.S. Insurance Subsidiaries had total commitments to AssuredIM Funds of $613 million, of which $366 million represented net invested capital and $247 million was undrawn.

Insurance Segment
Income from Investments

	First Quarter
	2023	2022
	(in millions)
Net investment income
Externally managed	$48	$47
Internally managed:
Loss Mitigation Securities	10	9
Managed by AssuredIM (1)	8	4
Short-term	10	—
Other	5	3
Intercompany loans	3	2
Investment income	84	65
Investment expenses	(2)	(2)
Net investment income	$82	$63

Fair value gains (losses) on trading securities	$(2)	$(4)

Equity in earnings (losses) of investees
AssuredIM Funds	$28	$11
Other	2	(12)
Equity in earnings (losses) of investees	$30	$(1)
____________________
(1)    Represents interest income on a portfolio of CLOs and municipal bonds managed by AssuredIM under an investment management agreement (IMA).

    Net investment income increased to $82 million in first quarter 2023 compared with $63 million in first quarter 2022, primarily due to the increase in short-term rates and higher average short-term balances, as well as higher income on floating rate CLO investments. The overall pre-tax book yield of available-for-sale fixed-maturity securities and short-term investments was 3.82% as of March 31, 2023 and 3.15% as of March 31, 2022. Excluding the internally managed portfolio and portfolio managed by AssuredIM, pre-tax book yield was 3.17% as of March 31, 2023 and 2.93% as of March 31, 2022.

Equity in earnings of AssuredIM Funds were gains in first quarter 2023 and first quarter 2022 primarily attributable to higher valuations of assets held in the CLO and healthcare funds.

Other Income (Loss)

The increase in “other income (loss)” in first quarter 2023 compared with first quarter 2022 was primarily attributable to the reversal of a previously recorded litigation accrual of $20 million. See Item 1, Financial Statements, Note 12, Commitments and Contingencies, for additional information.

Economic Loss Development

The insured portfolio includes policies accounted for under several different accounting models depending on the characteristics of the contract and the Company’s control rights. For a discussion of methodologies and significant estimates for expected loss to be paid (recovered), see Part II. Item 8, Financial Statements and Supplementary Data, Note 4, Expected Loss to be Paid (Recovered), of the Company’s 2022 Annual Report on Form 10-K. For the accounting policies for measurement and recognition under GAAP for each type of contract, see the notes listed below in Part II. Item 8, Financial Statements and Supplementary Data, of the Company’s 2022 Annual Report on Form 10-K:

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
Current risk-free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. Changes in risk-free rates used to discount losses affect economic loss development, and loss and LAE; however, the effect of changes in discount rates are not indicative of actual credit impairment or improvement in the period. The weighted average discount rates used to discount expected losses (recoveries) were 3.75% and 4.08% as of March 31, 2023 and December 31, 2022, respectively.

The composition of economic loss development (benefit) by accounting model and by sector are presented in the tables that follow, and the drivers of economic loss development (benefit) are discussed below.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)				Net Economic Loss Development (Benefit)
	As of				First Quarter
Accounting Model	March 31, 2023		December 31, 2022		2023	2022
	(in millions)
Insurance	$205		$205		$6	$(44)
FG VIEs	309	(1)	314	(1)	5	(4)
Credit derivatives	3		3		—	4
Total	$517		$522		$11	$(44)

Net exposure rated BIG	$5,966		$5,976
____________________
(1)    The expected loss to be paid for FG VIEs primarily relates to Puerto Rico Trusts that were consolidated as a result of the 2022 Puerto Rico Resolutions. See Item 1, Financial Statements, Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered).

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	First Quarter 2023
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2022	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2023
	(in millions)
Public finance:
U.S. public finance	$403	$1	$(24)	$380
Non-U.S. public finance	9	4	—	13
Public finance	412	5	(24)	393
Structured finance:
U.S. RMBS	66	5	11	82
Other structured finance	44	1	(3)	42
Structured finance	110	6	8	124
Total	$522	$11	$(16)	$517

	First Quarter 2022
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2021	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2022
	(in millions)
Public finance:
U.S. public finance	$197	$(48)	$32	$181
Non-U.S. public finance	12	(2)	—	10
Public finance	209	(50)	32	191
Structured finance:
U.S. RMBS	150	7	38	195
Other structured finance	52	(1)	(5)	46
Structured finance	202	6	33	241
Total	$411	$(44)	$65	$432
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets”.

First Quarter 2023 Net Economic Loss Development

Economic loss development of $11 million was primarily due to changes in discount rates of $10 million.

First Quarter 2022 Net Economic Loss Development

Public Finance: The economic benefit on U.S. exposures in first quarter 2022 was $48 million, and was primarily attributable to Puerto Rico exposures and changes in discount rates. Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $3.7 billion as of March 31, 2022 compared with $5.4 billion as of December 31, 2021. The reduction in net par was primarily due to for PRCCDA, PRIFA and GO/PBA exposures. The Company projected that its total net expected loss to be paid across its troubled U.S. public finance exposures as of March 31, 2022 would be $181 million, compared with $197 million as of December 31, 2021.

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

Insurance Segment
Loss Expense (Benefit)

	First Quarter
	2023	2022
	(in millions)
U.S. public finance	$1	$55
Non-U.S. public finance	—	—
Structured finance:
U.S. RMBS	6	6
Other structured finance	2	(1)
Structured finance	8	5
Total Insurance segment loss expense (benefit)	$9	$60

    The difference between public finance loss expense and economic development in first quarter 2022 was primarily attributable to the release of unearned premium reserve related to PRCCDA, PRIFA and GO/PBA exposures. As a result, the Company recognized loss and LAE expense that had not previously been reported in the statement of operations, and corresponding net earned premiums were recognized for the remaining deferred premium revenue on the extinguished Puerto Rico exposures. For additional information on the expected timing of net expected losses to be expensed see Item 1, Financial Statements, Note 5, Contracts Accounted for as Insurance.

Other Operating Expenses

The increase in “other operating expenses” in first quarter 2023 compared with first quarter 2022 was primarily attributable to an increase in value added taxes.

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
____________________
(1)    AGC requested that Moody’s withdraw its financial strength ratings of AGC in January 2017, but Moody’s denied that request. Moody's rates AGC A2 (stable).

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

    For a discussion of the effects of rating actions on the Company beyond potential effects on the demand for its insurance products, see “— Liquidity and Capital Resources — Insurance Subsidiaries” section below.

Asset Management Segment Results

Asset Management Segment Results

	First Quarter
	2023	2022
	(in millions)
Segment revenues
Management fees (1)	17	21
Performance fees	20	16
Foreign exchange gains (losses) on remeasurement and other income (loss)	4	2
Total segment revenues	41	39
Segment expenses
Employee compensation and benefit expenses	34	29
Other operating expenses (1) (2)	8	10
Total segment expenses	42	39
Segment adjusted operating income (loss) before income taxes	(1)	—
Less: Provision (benefit) for income taxes	—	—
Segment adjusted operating income (loss)	$(1)	$—
_____________________
(1)    The Asset Management segment presents reimbursable fund expenses netted in other operating expenses, whereas on the condensed consolidated statement of operations such reimbursable expenses are shown gross as revenues.
(2)    Includes amortization of intangible assets of $2 million for first quarter 2023 and $3 million for first quarter 2022.

    Management and Performance Fees

    Management fees are generated by CLOs, opportunity funds, liquid strategies and certain of the wind-down funds. CLO fees are the net management fees that AssuredIM retains after rebating the portion of these fees that pertains to the CLO Equity that is held directly by AssuredIM Funds. Management fees from opportunity funds and liquid strategies include funds that were launched since the BlueMountain Acquisition in which the Insurance segment’s U.S. Insurance Subsidiaries invest as well as with two previously established opportunity funds in their harvest periods. The Company also generates fees from legacy hedge and opportunity funds now subject to an orderly wind-down.

Management Fees

	First Quarter
	2023	2022
	(in millions)
CLOs	$12	$12
Opportunity funds and liquid strategies	5	8
Wind-down funds	—	1
Total management fees	$17	$21

Performance fees and related compensation expenses in first quarter 2023 and first quarter 2022 related to tax distributions from the healthcare and asset-based funds.

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

The Company’s calculation of AUM may differ from the calculation employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers. The calculation also differs from the manner in which AssuredIM affiliates registered with the U.S. Securities and Exchange Commission (SEC) report “Regulatory Assets Under Management” on Form ADV and Form PF in various ways.

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

Roll Forward of Assets Under Management
First Quarter 2023

	CLOs	Opportunity Funds (1)	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
AUM, December 31, 2022	$15,150	$1,884	$248	$182	$17,464
Inflows - third party	—	1	—	—	1
Inflows - intercompany	—	—	—	—	—
Outflows:
Redemptions	—	—	—	—	—
Distributions	(64)	(133)	—	(48)	(245)
Total outflows	(64)	(133)	—	(48)	(245)
Net flows	(64)	(132)	—	(48)	(244)
Change in value	54	24	5	(1)	82
AUM, March 31, 2023	$15,140	$1,776	$253	$133	$17,302
_____________________
(1)    As of March 31, 2023, AUM related to the AssuredIM Funds created prior to BlueMountain Acquisition was $67 million.

Roll Forward of Assets Under Management
First Quarter 2022

	CLOs	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
AUM, December 31, 2021	$14,699	$1,824	$389	$582	$17,494
Inflows - third party	—	91	—	—	91
Inflows - intercompany	—	—	—	—	—
Outflows:
Redemptions	—	—	—	—	—
Distributions	(335)	(104)	—	(135)	(574)
Total outflows	(335)	(104)	—	(135)	(574)
Net flows	(335)	(13)	—	(135)	(483)
Change in value	(82)	63	(14)	12	(21)
AUM, March 31, 2022	$14,282	$1,874	$375	$459	$16,990

Components of Assets Under Management

	CLOs (1)	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
As of March 31, 2023:
Funded AUM	$15,008	$1,112	$253	$111	$16,484
Unfunded AUM	132	664	—	22	818

Fee-earning AUM	$14,801	$1,526	$253	$77	$16,657
Non-fee earning AUM	339	250	—	56	645

Intercompany AUM
Funded AUM	$548	$164	$253	$—	$965
Unfunded AUM	132	115	—	—	247

As of December 31, 2022:
Funded AUM	$15,047	$1,217	$248	$160	$16,672
Unfunded AUM	103	667	—	22	792

Fee-earning AUM	$14,820	$1,640	$248	$87	$16,795
Non-fee earning AUM	330	244	—	95	669

Intercompany AUM
Funded AUM	$582	$192	$248	$—	$1,022
Unfunded AUM	103	115	—	—	218
_____________________
(1)    CLO AUM includes CLO Equity that is held by AssuredIM Funds. This CLO Equity corresponds to the majority of the non-fee earning CLO AUM, as AssuredIM typically rebates the CLO fees back to AssuredIM Funds.

Corporate Division Results

Corporate Division Results

	First Quarter
	2023	2022

Revenues	2	1
Expenses
Interest expense	23	21
Employee compensation and benefit expenses	9	6
Other operating expenses	16	7
Total expenses	48	34
Equity in earnings (losses) of investees	—	—
Adjusted operating income (loss) before income taxes	(46)	(33)
Less: Provision (benefit) for income taxes	(2)	—
Adjusted operating income (loss)	$(44)	$(33)

Corporate division interest expense primarily relates to debt issued by the U.S. Holding Companies, and also includes intersegment interest expense of $2 million in both first quarter 2023 and first quarter 2022, related primarily to the $250 million AGUS debt issued to the U.S. Insurance Subsidiaries, which was borrowed in October 2019 in connection with the BlueMountain Acquisition.

Corporate division employee compensation and benefits expenses are an allocation of expenses based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance including Board of Director expenses, legal fees and other direct or allocated expenses. In first quarter 2023, operating expenses also include expenses related to the Sound Point Transaction, and a higher charge for value added taxes.

Other (Effect of Consolidating FG VIEs and CIVs)

    The effect of consolidating FG VIEs and CIVs, intersegment eliminations and reclassifications of reimbursable fund expenses to revenue are presented in “other.” See Item 1, Financial Statements, Note 2, Segment Information.

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

Consolidating CIVs (as opposed to accounting for them as equity method investments) has a significant effect on assets, liabilities and cash flows, and includes: (i) the establishment of the assets and liabilities of the CIVs, and related changes in fair value; (ii) eliminating the asset management fees earned by AssuredIM from the CIVs; (iii) eliminating the equity method investments of the insurance subsidiaries and related equity in earnings (losses) of investees; and (iv) establishing noncontrolling interest for amounts not owned by the Company. The economic effect of the U.S Insurance Subsidiaries’ ownership interests in CIVs is presented in the Insurance segment as equity in earnings (losses) of investees, while the effect of CIVs is presented as separate line items (“assets of CIVs,” “liabilities of CIVs,” and redeemable and non-redeemable noncontrolling interest) on a consolidated basis.

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

	First Quarter
	2023	2022
Effect on Financial Statement Line Item	(in millions)
Fair value gains (losses) on FG VIEs (1)	$(5)	$6
Fair value gains (losses) on CIVs	58	14
Equity in earnings (losses) of investees (2)	(28)	(10)
Other (3)	(14)	(11)
Effect on income before tax	11	(1)
Less: Tax provision (benefit)	(1)	—
Effect on net income (loss)	12	(1)
Less: Effect on noncontrolling interests (4)	16	9
Effect on net income (loss) attributable to AGL	$(4)	$(10)

By Type of VIE
FG VIEs	$(2)	$2
CIVs	(2)	(12)
Effect on net income (loss) attributable to AGL	$(4)	$(10)
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

	First Quarter
	2023	2022
	(in millions)
Net income (loss) attributable to AGL	$81	$66
Less pre-tax adjustments:
Realized gains (losses) on investments	(2)	3
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	13	(3)
Fair value gains (losses) on CCS	(16)	1
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	20	(29)
Total pre-tax adjustments	15	(28)
Less tax effect on pre-tax adjustments	(2)	4
Adjusted operating income (loss)	$68	$90

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $(1) and $0) included in adjusted operating income	$(4)	$(10)

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	First Quarter
	2023	2022
	(in millions)
Gross realized gains on sales of available-for-sale securities	$12	$—
Gross realized losses on sales of available-for-sale securities	(9)	(2)
Change in allowance for credit losses and intent to sell	(5)	(5)
Other net realized gains (losses)	—	10
Net realized investment gains (losses)	$(2)	$3

    Gross realized gains on sales of available-for-sale securities in first quarter 2023 were primarily attributable to sales of New Recovery Bonds received pursuant to the 2022 Puerto Rico Resolutions. Gross realized losses on sales of available-for-sale securities in first quarter 2023 were primarily attributable to sales in externally managed portfolio and of New Recovery Bonds received pursuant to the 2022 Puerto Rico Resolutions. Other net realized gains in first quarter 2022 related primarily to the sale of one of the Company’s alternative investments.

Non-Credit Impairment-Related Unrealized Fair Value Gains (Losses) on Credit Derivatives

Changes in the fair value of credit derivatives occur because of changes in the Company’s own credit rating and credit spreads, collateral credit spreads, notional amounts, credit ratings of the referenced entities, expected terms, realized gains (losses) and other settlements, interest rates and other market factors. The components of changes in fair value of credit derivatives related to credit derivative revenues and changes in expected losses are included in Insurance segment results. Non-credit impairment-related changes in unrealized fair value gains and losses on credit derivatives are not included in the Insurance segment measure of adjusted operating income because they do not represent actual claims or losses and are expected to reverse to zero as the exposure approaches its maturity date. Changes in the fair value of the Company’s credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company’s statutory claims-paying resources, rating agency capital or regulatory capital positions. Unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates and other market conditions at the time fair values are determined. In addition, since each transaction has unique collateral and structural terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company’s own credit cost based on the price to purchase credit protection on AGC. Due to the relatively low volume and characteristics of CDS contracts remaining in AGM’s portfolio, changes in AGM’s credit spreads do not significantly affect the fair value of these CDS contracts. The Company determines its own credit risk based on quoted CDS prices traded on AGC at each balance sheet date. Generally, a widening of credit spreads of the underlying obligations results in unrealized losses and the tightening of credit spreads of the underlying obligations results in unrealized gains. A widening of the CDS prices traded on AGC has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC has an effect of offsetting unrealized gains that result from narrowing general market credit spreads.

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market since 2009 and, as of March 31, 2023, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread and estimated contractual payments. See Item 1, Financial Statements, Note 9, Fair Value Measurement, for additional information.

During first quarter 2023, non-credit impairment-related unrealized fair value gains were generated primarily as a result of the increased cost to buy protection on AGC, as the market cost of AGC’s credit protection increased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, increased, the implied spreads that the Company (or another comparable entity) would expect to receive on these transactions decreased.

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

Effect of Changes in Credit Spread

	As of March 31, 2023		As of December 31, 2022
Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain (Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain (Loss) (Pre-Tax)
	(in millions)
Increase of 25 bps	$(219)	$(71)	$(233)	$(71)
Base Scenario	(148)	—	(162)	—
Decrease of 25 bps	(87)	61	(99)	63
All transactions priced at floor	(27)	121	(27)	135
 ____________________
(1)Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

Fair Value Gains (Losses) on CCS

    Fair value losses on CCS in first quarter 2023 were primarily due to a tightening in market spreads. Fair value gains on CCS in first quarter 2022 were primarily due to a significant increase in London Interbank Offered Rate (LIBOR). Fair value gains (losses) of CCS are heavily affected by, and in part fluctuate with, changes in market spreads and interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

Foreign Exchange Gain (Loss) on Remeasurement

    Foreign exchange gains and losses in all periods primarily relate to remeasurement of long-dated premiums receivable, for which the Company records the present value of future installment premiums, and are mainly due to changes in the exchange rate of the pound sterling and, to a lesser extent, the euro relative to the U.S. dollar. Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves were gains of $20 million and losses of $29 million in first quarter 2023 and first quarter 2022, respectively. Approximately 73% and 74% of gross premiums receivable, net of commissions payable at March 31, 2023 and December 31, 2022, respectively,, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro. Premiums on European infrastructure and structured finance transactions typically are paid, in whole or in part , on an installment basis, whereas premiums on U.S. public finance transactions are often paid upfront.

The following table presents the foreign exchange rates as of balance sheet dates.

Foreign Exchange Rates
U.S. Dollar Per Foreign Currency

	As of March 31, 2023	As of December 31, 2022	As of March 31, 2022	As of December 31, 2021
Pound sterling	$1.234	$1.208	$1.314	$1.353
Euro	$1.084	$1.071	$1.107	$1.137

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

	As of March 31, 2023		As of December 31, 2022
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except share amounts)
Shareholders’ equity attributable to AGL	$5,220	$88.07	$5,064	$85.80
Less pre-tax adjustments:
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(59)	(0.99)	(71)	(1.21)
Fair value gains (losses) on CCS	32	0.53	47	0.80
Unrealized gain (loss) on investment portfolio	(413)	(6.97)	(523)	(8.86)
Less taxes	54	0.92	68	1.15
Adjusted operating shareholders’ equity	5,606	94.58	5,543	93.92
Pre-tax adjustments:
Less: Deferred acquisition costs	151	2.55	147	2.48
Plus: Net present value of estimated net future revenue	196	3.30	157	2.66
Plus: Net deferred premium revenue on financial guaranty contracts in excess of expected loss to be expensed	3,436	57.97	3,428	58.10
Plus taxes	(609)	(10.26)	(602)	(10.22)
Adjusted book value	$8,478	$143.04	8,379	141.98

Gain (loss) related to FG VIE and CIV consolidation included in:
Adjusted operating shareholders’ equity (net of tax provision of $4 and $4)	$13	$0.22	$17	$0.28
Adjusted book value (net of tax provision of $3 and $3)	8	0.15	11	0.19

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

Reconciliation of GWP to PVP

	First Quarter 2023					First Quarter 2022
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$22	$36	$28	$—	$86	$49	$16	$5	$—	$70
Less: Installment GWP and other GAAP adjustments (1)	8	33	28	—	69	—	16	3	—	19
Upfront GWP	14	3	—	—	17	49	—	2	—	51
Plus: Installment premiums and other (2)	8	27	27	33	95	—	12	—	6	18
PVP	$22	$30	$27	$33	$112	$49	$12	$2	$6	$69
___________________
(1)    Includes the present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions and other GAAP adjustments.
(2)    Includes the present value of future premiums and fees on new business paid in installments, discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, other than certain fixed-maturities such as Loss Mitigation Securities. This also includes the present value of future premiums and fees associated with other guaranties written by the Company that, under GAAP, are accounted for under Accounting Standards Codification (ASC) 460, Guarantees.

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

Financial Guaranty Portfolio
Net Par Outstanding and Average Internal Rating by Sector

	As of March 31, 2023		As of December 31, 2022
Sector	Net Par Outstanding	Average Rating	Net Par Outstanding	Average Rating
	(dollars in millions)
Public finance:
U.S. public finance:
General obligation	$72,562	A-	$71,868	A-
Tax backed	32,798	A-	33,752	A-
Municipal utilities	27,009	A-	26,436	A-
Transportation	20,140	A-	19,688	A-
Healthcare	11,641	BBB+	11,304	BBB+
Higher education	7,318	A-	7,137	A-
Infrastructure finance	6,895	A-	6,955	A-
Housing revenue	959	BBB-	959	BBB-
Investor-owned utilities	331	A-	332	A-
Renewable energy	171	A-	180	A-
Other public finance	1,013	BBB	1,025	BBB
Total U.S. public finance	180,837	A-	179,636	A-
Non-U.S public finance:
Regulated utilities	18,604	BBB+	17,855	BBB+
Infrastructure finance	14,184	BBB	13,915	BBB
Sovereign and sub-sovereign	9,904	A+	9,526	A+
Renewable energy	2,114	A-	2,086	A-
Pooled infrastructure	1,103	AAA	1,081	AAA
Total non-U.S. public finance	45,909	BBB+	44,463	BBB+
Total public finance	226,746	A-	224,099	A-
Structured finance:
U.S. structured finance:
Life insurance transactions	4,378	AA-	3,879	AA-
RMBS	1,910	BBB-	1,956	BBB-
Pooled corporate obligations	617	AAA	625	AAA
Financial products	452	AA-	453	AA-
Consumer receivables	405	A	437	A
Other structured finance	898	BBB+	878	BBB+
Total U.S. structured finance	8,660	A	8,228	A
Non-U.S. structured finance:
Pooled corporate obligations	349	AAA	344	AAA
RMBS	262	A-	263	A-
Other structured finance	366	AA-	324	AA-
Total non-U.S structured finance	977	AA	931	AA
Total structured finance	9,637	A	9,159	A
Total net par outstanding	$236,383	A-	$233,258	A-

Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company’s obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer and internally rates the transaction the higher of the rating of the underlying obligation and the rating of the primary financial guarantor. The second-to-pay insured par outstanding as of both March 31, 2023 and December 31, 2022 was $4.3 billion. The par on second-to-pay exposure where the ratings of the primary financial guaranty insurer and underlying insured transaction were not investment grade was $16 million and $19 million as of March 31, 2023 and December 31, 2022, respectively.

Exposure to Puerto Rico

    The Company had insured exposure to obligations of various authorities and public corporations of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) as well as its general obligation bonds aggregating $1.4 billion net par outstanding as of March 31, 2023, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR).

The following tables present information in respect of the Puerto Rico exposures to supplement the disclosures and discussions provided in Item 1, Financial Statements, Note 3, Outstanding Exposure.

Exposure to Puerto Rico by Company
As of March 31, 2023

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Defaulted Puerto Rico Exposures
PREPA (2)	$446	$69	$205	$—	$720	$730
Total Defaulted	446	69	205	—	720	730
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue) (2)	49	181	107	(42)	295	295
PRHTA (Highway revenue) (2)	140	30	12	—	182	182
Commonwealth of Puerto Rico - GO (2)	—	19	6	—	25	25
PBA (2)	1	4	—	(1)	4	4
Total Resolved	190	234	125	(43)	506	506
Other Puerto Rico Exposures
MFA (3)	96	6	22	—	124	130
PRASA and U of PR (3)	—	1	—	—	1	1
Total Other	96	7	22	—	125	131
Total exposure to Puerto Rico	$732	$310	$352	$(43)	$1,351	$1,367
 ___________________
(1)    Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.
(2)    Resolved pursuant to the 2022 Puerto Rico Resolutions. Consideration received under the GO/PBA and HTA Plans related to the remaining insured exposure is reported in FG VIE assets (see Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles).
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

Amortization Schedule of Net Par of Puerto Rico
As of March 31, 2023

	Scheduled Net Par Amortization
	2023 (2Q)	2023 (3Q)	2023 (4Q)	2024	2025	2026	2027	2028 - 2032	2033 - 2037	2038 - 2041	Total
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$—	$95	$—	$93	$68	$105	$105	$241	$13	$—	$720
Total Defaulted	—	95	—	93	68	105	105	241	13	—	720
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue)	—	10	—	—	8	7	—	12	126	132	295
PRHTA (Highway revenue)	—	—	—	—	—	—	—	81	101	—	182
Commonwealth of Puerto Rico - GO	—	—	—	—	—	2	4	19	—	—	25
PBA	—	2	—	—	2	—	—	—	—	—	4
Total Resolved	—	12	—	—	10	9	4	112	227	132	506
Other Puerto Rico Exposures
MFA	—	17	—	16	16	35	15	25	—	—	124
PRASA and U of PR	—	—	—	1	—	—	—	—	—	—	1
Total Other Puerto Rico Exposures	—	17	—	17	16	35	15	25	—	—	125

Total	$—	$124	$—	$110	$94	$149	$124	$378	$240	$132	$1,351

Amortization Schedule of Net Debt Service of Puerto Rico
As of March 31, 2023

	Scheduled Net Debt Service Amortization
	2023 (2Q)	2023 (3Q)	2023 (4Q)	2024	2025	2026	2027	2028 - 2032	2033 - 2037	2038 - 2041	Total
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$3	$109	$3	$122	$92	$126	$122	$274	$14	$—	$865
Total Defaulted	3	109	3	122	92	126	122	274	14	—	865
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue)	—	17	—	15	23	22	14	81	181	150	503
PRHTA (Highway revenue)	—	5	—	9	9	10	10	124	116	—	283
Commonwealth of Puerto Rico - GO	—	1	—	1	1	3	6	21	—	—	33
PBA	—	2	—	—	3	—	—	—	—	—	5
Total Resolved	—	25	—	25	36	35	30	226	297	150	824
Other Puerto Rico Exposures
MFA	—	20	—	22	20	39	16	28	—	—	145
PRASA and U of PR	—	—	—	1	—	—	—	—	—	—	1
Total Other Puerto Rico Exposures	—	20	—	23	20	39	16	28	—	—	146

Total	$3	$154	$3	$170	$148	$200	$168	$528	$311	$150	$1,835

Financial Guaranty Exposure to U.S. RMBS

The following table presents information in respect of the U.S. RMBS exposures to supplement the disclosures and discussion provided in Item 1, Financial Statements, Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered). U.S. RMBS exposures represent 0.8% of the total net par outstanding, and BIG U.S. RMBS represent 16.8% of total BIG net par outstanding as of March 31, 2023.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of March 31, 2023

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$9	$8	$—	$332	$12	$361
2005	22	119	15	182	50	388
2006	24	25	1	41	105	196
2007	—	191	16	582	145	934
2008	—	—	—	31	—	31
Total exposures	$55	$343	$32	$1,168	$312	$1,910

Exposures rated BIG	$34	$203	$15	$625	$111	$988

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

Long-Term Debt Obligations

The Company has outstanding long-term debt issued by the U.S. Holding Companies. See Part II, Item 8, Financial Statements and Supplementary Data, Note 12, Long-Term Debt and Credit Facilities, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and Guarantor and U.S. Holding Companies' Summarized Financial Information, below.
U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of March 31, 2023	As of December 31, 2022
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
7% Senior Notes	6.40%	2034	$200	$200
5% Senior Notes	5.00%	2024	330	330
3.15% Senior Notes	3.15%	2031	500	500
3.6% Senior Notes	3.60%	2051	400	400
Series A Enhanced Junior Subordinated Debentures	3 month LIBOR +2.38%	2066	150	150
AGUS long-term debt			1,580	1,580
AGUS - intercompany loans from:
AGC and AGM	3.50%	2030	250	250
AGRO	6 month LIBOR +3.00%	2023	20	20
AGUS intercompany loans			270	270
Total AGUS long-term debt and intercompany loans			1,850	1,850
AGMH
Junior Subordinated Debentures	6.40%	2066	300	300
Total AGMH long-term debt			300	300
AGMH’s long-term debt purchased by AGUS (1)			(154)	(154)
U.S. Holding Company long-term debt			$1,996	$1,996
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

For more information, see the Company’s 2022 Annual Report on Form 10-K, Part II. Item 8. Financial Statements and Supplementary Data, Note 12, Long-Term Debt and Credit Facilities.

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

	As of March 31, 2023
	AGL	U.S. Holding Companies
	(in millions)
Assets
Fixed-maturity securities (1)	$21	$4
Short-term investments, other invested assets and cash	8	149
Receivables from affiliates (2)	52	—
Other assets	1	41
Liabilities
Long-term debt	—	1,676
Loans payable to affiliates	—	270
Payable to affiliates (2)	19	9
Other liabilities	10	73
____________________
(1)    As of March 31, 2023, weighted average durations of AGL’s and the U.S. Holding Companies’ fixed-maturity securities (excluding AGUS’s investment in AGMH’s debt) were 9.9 years and 4.4 years, respectively.
(2)    Represents receivable and payables with non-guarantor subsidiaries.

	First Quarter 2023
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$—	2
Expenses
Interest expense	—	23
Other expenses	17	7
Income (loss) before provision for income taxes and equity in earnings (losses) of investees	(17)	(28)
Net income (loss)	(17)	(25)

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Selected Cash Flow Items

	First Quarter 2023
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from subsidiaries (1)	$28	$60
Interest paid	—	(10)
Investments in subsidiaries	—	(12)
Dividends paid to AGL	—	(28)
Dividends paid	(18)	—
Repurchases of common shares (2)	(2)	—
____________________
(1)    AGL’s dividends include dividends from AGUS.
(2)    See Item 1, Financial Statements, Note 13, Shareholders’ Equity, for additional information about share repurchases and authorizations.

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

For more information, see also Part II, Item 8. Financial Statements and Supplementary Data, Note 12, Long-Term Debt and Credit Facilities, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

External Financing

From time to time, AGL and its subsidiaries have sought external debt or equity financing in order to meet their obligations. External sources of financing may or may not be available to the Company and, if available, the cost of such financing may not be acceptable to the Company.

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

    Management believes that the insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios, although the Company may enter into secured short-term loan facilities with financial institutions to provide short-term liquidity for the payment of insurance claims it anticipates making in connection with the future resolutions of other Puerto Rico exposures. The Company generally targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. As of

March 31, 2023, the Company intended to hold and had the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

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

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. For example, the Company made substantial claim payments in 2022 in connection with the resolution of certain Puerto Rico credits. The Company is continuing its efforts to resolve the one remaining unresolved Puerto Rico insured exposure that is in payment default, PREPA. The Company had $720 million net par outstanding to PREPA on March 31, 2023. As described in Item 1, Financial Statements, Note 3, Outstanding Exposure, in connection with the implementation of the GO/PBA Plan and the HTA Plan, certain insured bondholders elected to receive custody receipts that represent an interest in the legacy insurance policy plus cash, New Recovery Bonds and CVIs, as relevant, that constitute distributions under the GO/PBA Plan or HTA Plan. For those who made the election, distributions under the GO/PBA Plan and HTA Plan are immediately passed through to insured bondholders under the custody receipts to the extent of any cash or proceeds of new securities held in the custodial trust, and are applied to make payments and/or prepayments of amounts due under the legacy insured bonds. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions under the GO/PBA Plan or HTA Plan, as applicable, are insufficient to pay or prepay such amounts after giving effect to the distributions described in the immediately preceding sentence. In the case of insured bondholders who elected to receive custody receipts, the Company retains the right to satisfy its obligations under the insurance policy with respect to the related legacy insured bonds at any time thereafter, with 30 days’ notice, by paying 100% of the then outstanding principal amount of insured bonds plus accrued interest. As of March 31, 2023, the Company’s remaining net par outstanding for HTA and GO/PBA Puerto Rico exposures was $506 million, which consisted of bonds where the holders elected to receive custody receipts and exposures assumed from third-party financial guarantors.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $404 million as of March 31, 2023. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. As of March 31, 2023, approximately $1.9 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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
Distributions From Insurance Subsidiaries

    The Company anticipates that, for the next twelve months, amounts paid by AGL’s direct and indirect insurance subsidiaries as dividends or other distributions will be a major source of the holding companies’ liquidity. The insurance subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, other potential uses for such funds, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. For more information, see Part II, Item 8, Financial Statements and Supplementary Data, Note 15, Insurance Company Regulatory Requirements, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a complete discussion of the Company’s dividend restrictions applicable to AGC, AGM, AG Re and AGRO.

    Dividend restrictions by insurance subsidiary are as follows:

•The maximum amount available during 2023 for AGM (a subsidiary of AGMH) to distribute as dividends without regulatory approval is estimated to be approximately $193 million, of which approximately none is available for distribution in the second quarter of 2023.

•The maximum amount available during 2023 for AGC (a subsidiary of AGUS) to distribute as ordinary dividends is approximately $102 million, of which approximately $24 million is available for distribution in the second quarter of 2023.

•Based on the applicable law and regulations, in 2023 AG Re (a subsidiary of AGL) has the capacity to (i) make capital distributions in an aggregate amount up to $129 million without the prior approval of the Bermuda Monetary Authority (the Authority) and (ii) declare and pay dividends in an aggregate amount up to approximately $209 million as of March 31, 2023. Such dividend capacity is further limited by (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $181 million as of March 31, 2023, and (ii) the amount of statutory surplus, which as of March 31, 2023 was $29 million.

•Based on the applicable law and regulations, in 2023 AGRO (an indirect subsidiary of AG Re) has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $98 million as of March 31, 2023. Such dividend capacity is further limited by (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $365 million as of March 31, 2023, and (ii) the amount of statutory surplus, which as of March 31, 2023 was $263 million.

Distributions From Insurance Company Subsidiaries

	First Quarter
	2023	2022
	(in millions)
Dividends paid by AGC to AGUS	$20	$125
Dividends paid by AGM to AGMH	40	96

Ratings Impact on Financial Guaranty Business

A downgrade of one of AGL’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company if counterparties exercise contractual rights triggered by the downgrade against insured obligors, and the insured obligors are unable to pay. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Insurance Subsidiaries, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of March 31, 2023, if each third-party company ceding business to an Assuming Subsidiary had a right to recapture such business, and chose to exercise such right, the aggregate amounts those subsidiaries could be required to pay to all such ceding companies would be approximately $266 million, including $233 million by AGC and $33 million by AG Re.

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

Investment Portfolio
Carrying Value

	As of
	March 31, 2023	December 31, 2022
	(in millions)
Fixed-maturity securities, available-for-sale (1)	$6,869	$7,119
Fixed-maturity securities, trading (2)	300	303
Short-term investments	1,273	810
Other invested assets	140	133
Total	$8,582	$8,365
____________________
(1)    As of March 31, 2023 and December 31, 2022, includes $136 million and $358 million, respectively, of New Recovery Bonds received in connection with the consummation of the 2022 Puerto Rico Resolutions.
(2)    Represents CVIs received under the 2022 Rico Resolutions.

The Company’s available-for-sale fixed-maturity securities had a duration of 4.1 years and 4.4 years as of March 31, 2023 and December 31, 2022, respectively.

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

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of March 31, 2023

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$289	$283
Due after one year through five years	1,636	1,531
Due after five years through 10 years	1,720	1,636
Due after 10 years	3,018	2,811
Mortgage-backed securities:
RMBS	429	350
Commercial mortgage-backed securities	267	258
Total	$7,359	$6,869

Available-for-Sale and Trading Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s available-for-sale fixed-maturity securities as of March 31, 2023 and December 31, 2022. Ratings generally reflect the lower of Moody’s and S&P classifications, except for (i) Loss Mitigation Securities, which use Assured Guaranty’s internal ratings classifications, or (ii) Puerto Rico securities received under the 2022 Puerto Rico Resolutions, which are not rated.

 Distribution of Available-for-Sale Fixed-Maturity Securities by Rating

	As of
Rating	March 31, 2023	December 31, 2022
AAA	14.7%	14.2%
AA	37.9	37.1
A	25.3	24.4
BBB	11.7	11.0
BIG (1)	7.5	7.4
Not rated (2)	2.9	5.9
Total	100.0%	100.0%
____________________
(1)Includes primarily Loss Mitigation Securities. See Item 1, Financial Statements, Note 7, Investments, for additional information.
(2)Primarily includes New Recovery Bonds received in connection with the consummation of the 2022 Puerto Rico Resolutions.

The Company also had $300 million and $303 million in trading fixed-maturity securities as of March 31, 2023 and December 31, 2022, respectively, representing CVIs received under the 2022 Puerto Rico Resolutions, which are not rated.

Other Investments

Other invested assets, which are generally less liquid than fixed-maturity securities primarily consist of investments in renewable and clean energy and private equity funds managed by a third party.

The Insurance segment reports AGAS’ percentage ownership of AssuredIM Funds’ as equity method investments with changes in NAV included in the Insurance segment adjusted operating income. As of March 31, 2023 and December 31, 2022, all of the funds in which AGAS directly invests are consolidated in the Company’s consolidated financial statements. The amounts in the table below represent the fair value of AGAS’ interests in the AssuredIM Funds. See Commitments below.

Fair Value of AGAS’ Interest in AssuredIM Funds

	As of
Strategy	March 31, 2023	December 31, 2022
	(in millions)
CLOs	$232	$272
Municipal bonds (1)	—	105
Healthcare	73	91
Asset-based	91	101
Total	$396	$569
____________________
(1)     In first quarter 2023, the fund distributed substantially all of its available cash to AGAS and other investors in the fund.

Equity in Earnings (Losses) of Investees of AGAS’ Investment in AssuredIM Funds

	First Quarter
Strategy	2023	2022
	(in millions)
CLOs	$19	$7
Municipal bonds	—	(4)
Healthcare	8	3
Asset-based	1	5
Total	$28	$11

Restricted Assets

    Based on fair value, investments and other assets that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted, totaled $229 million and $222 million as of March 31, 2023 and December 31, 2022, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,146 million and $1,169 million, based on fair value, as of March 31, 2023 and December 31, 2022, respectively.

Commitments

The U.S. Insurance Subsidiaries are authorized to invest up to $750 million in affiliated alternative investment funds. Adding distributed gains from inception through March 31, 2023, the U.S. Insurance Subsidiaries may invest a total of up to $853 million in affiliated alternative investment funds. As of March 31, 2023, the Insurance segment had total commitments to AssuredIM Funds of $613 million, of which $366 million represented net invested capital and $247 million was undrawn. In addition to its commitments to AssuredIM Funds, the Company had unfunded commitments of $79 million as of March 31, 2023 to other alternative investments.

AssuredIM

Sources and Uses of Funds

    Currently, AssuredIM’s sources of liquidity are: (1) cash from operations, including management and performance fees (which are unpredictable as to amount and timing); and (2) capital contributions from AGUS ($10 million and $15 million in first quarter 2023 and first quarter 2022, respectively, had been contributed to supplement cash from operations). As of March 31, 2023 and December 31, 2022, AssuredIM had $26 million and $41 million, respectively, in cash and short-term investments.

    AssuredIM’s liquidity needs primarily include: (1) paying operating expenses including compensation; (2) paying dividends or other distributions to AGUS; and (3) capital to support growth and expansion of the asset management business.

See “ - Overview, Business.” for a discussion of Sound Point Transaction.

Lease Obligations

The Company has entered into several lease agreements for office space in Bermuda, New York, San Francisco,
London, Paris, and other locations with various lease terms. See Part II, Item 8, Financial Statements and Supplementary Data, Note 17, Leases, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for a table of minimum lease obligations and other lease commitments.

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

As of March 31, 2023, these credit facilities had varying maturities ranging from 2023 to 2031 with the aggregate principal amount not exceeding $1.6 billion. The available commitments were based on the amount of equity contributed to the warehouses which was $252 million. As of March 31, 2023, $138 million was drawn under credit facilities with interest rates ranging from 3-month Term SOFR plus 150 bps to 3-month Euro InterBank Offered Rate (Euribor) plus 250 bps (with a floor on Euribor of zero). The CLO warehouses were in compliance with all financial covenants as of March 31, 2023.

As of March 31, 2023, a consolidated healthcare fund was a party to a credit facility (jointly with another healthcare fund that was not consolidated) with a maturity date of December 29, 2023 with the aggregate principal amount not to exceed $110 million jointly and $71 million individually for the consolidated healthcare fund. The available commitment was based on the capital committed to the funds. As of March 31, 2023, $28 million was drawn by the consolidated fund under the credit facility with an interest rate of Prime (with a Prime floor of 3%). The fund was in compliance with all financial covenants as of March 31, 2023.

Condensed Consolidated Cash Flows

    The summarized condensed consolidated statements of cash flows in the table below present the cash flow effect for the aggregate of the Insurance and Asset Management business and holding companies, separately from the aggregate effect of consolidating FG VIEs and CIVs.

Summarized Condensed Consolidated Cash Flows

	First Quarter
	2023	2022
	(in millions)
Net cash flows provided by (used in) operating activities, before effect of FG VIEs and CIVs consolidation	$(34)	$(640)
Effect of FG VIEs and CIVs consolidation	346	(252)
Net cash flows provided by (used in) operating activities	312	(892)

Net cash flows provided by (used in) investing activities, before effect of FG VIEs and CIVs consolidation	102	831
Effect of FG VIEs and CIVs consolidation	(196)	19
Net cash flows provided by (used in) investing activities	(94)	850

Net cash flows provided by (used in) financing activities, before effect of FG VIEs and CIVs consolidation
Dividends paid	(18)	(17)
Repurchases of common shares	(2)	(152)
Other	(15)	(10)
Effect of FG VIEs and CIVs consolidation	(261)	169
Net cash flows provided by (used in) financing activities (2)	(296)	(10)

Effect of exchange rate changes, before effect of FG VIEs and CIVs consolidation	1	(1)
Effect of FG VIEs and CIVs consolidation	—	—
Effect of exchange rate changes	1	(1)
Increase (decrease) in cash and cash equivalents and restricted cash	(77)	(53)
Cash and cash equivalents and restricted cash at beginning of period	207	342
Cash and cash equivalents and restricted cash at the end of the period	$130	$289
____________________
(1)     Claims paid on consolidated FG VIEs are presented in the condensed consolidated statements of cash flows as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

    Cash flows from operations, excluding the effect of consolidating FG VIEs and CIVs, was an outflow of $34 million in first quarter 2023 and an outflow of $640 million in first quarter 2022. The decrease in cash outflows during first quarter 2023 was primarily due to a $627 million decrease in net claim payments, primarily due to the 2022 Puerto Rico Resolutions. Cash flows from operations attributable to the effect of FG VIE and CIV consolidation were outflows in first quarter 2023 and first quarter 2022. The consolidated statements of cash flows present the investing activities of the consolidated AssuredIM Funds and CLOs as cash flows from operations. The increase in inflows in first quarter 2023 compared with first quarter 2022 is mainly due to a decrease of $813 million in investment purchases, partially offset by a decrease of investment sales, maturities and paydowns of $205 million.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments, and paydowns on and sales of FG VIEs’ assets. The decrease in investing cash inflows during first quarter 2023 was mainly attributable to an increase in net outflows of short-term investments of $1,093 million and an increase of $157 million for purchases of available-for-sale fixed-maturity securities in first quarter 2023, partially offset by lower disposals of $348 million of available-for-sale fixed-maturity securities. First quarter 2023 had net purchases of short-term investments compared to net sales of short-term investments in first quarter 2022 to fund share repurchases and claim payments in connection with the 2022 Puerto Rico Resolutions. See Item 1. Financial Statements, Note 3, Outstanding Exposure, for additional information.

Financing activities primarily consist of share repurchases, dividends, and paydowns of FG VIEs’ liabilities, as well as CLO issuances and CLO warehouse financing activities. The CIVs’ financing cash flows mainly include issuances and repayments of CLOs and CLO warehouse financing debt. The decrease in financing cash flow activity from VIEs was primarily due to a decrease of $586 million million in issuances, partially offset by a decrease in repayments of $220 million by the consolidated CLOs and CLO warehouses. The proceeds from CLO issuances and CLO warehouse borrowings are used to fund the purchases of loans. FG VIEs’ cash flows relate to the paydowns of FG VIEs’ liabilities. See Item 1. Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

From January 1, 2023 through May 9, 2023, the Company repurchased an additional 36 thousand of common shares. As of May 9, 2023, the Company was authorized to purchase $201 million of its common shares. For more information about the Company’s share repurchases and authorizations, see Item 1, Financial Statements, Note 13, Shareholders’ Equity.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2023, there were no material changes to the market risks to which the Company is exposed since December 31, 2022.

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

Management of the Company, with the participation of its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023. Based on their evaluation as of March 31, 2023 covered by this Form 10-Q, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

    There were no changes in the Company’s internal control over financial reporting during first quarter 2023 which were identified in connection with the evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

    The Company is subject to legal proceedings and claims, as described in Part I, Item 1, Financial Statements, Note 12, Commitments and Contingencies – Legal Proceedings contained in this Form 10-Q. For additional information see the “Legal Proceedings” and “Litigation” sections of Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Commitments and Contingencies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 1A.RISK FACTORS

    See the risk factors set forth in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Except as set forth below, there have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K.

The Company may be unable to successfully consummate the Sound Point Transaction within the timeframe it anticipates, or at all, or effectuate another similar transaction involving the AssuredIM Contributed Business.

Consummation of the Sound Point Transaction is subject to certain customary closing conditions, including the receipt of certain consents and regulatory approval. The closing conditions of the Sound Point Transaction may not be satisfied or it may take longer to satisfy them than the Company expects. Failure to complete the Sound Point Transaction would, and any delay in completing the acquisition could, prevent the Company from realizing any or all of the benefits it expects from the Sound Point Transaction.

If the Sound Point Transaction is not consummated, the Company may be unable to identify another partner to provide management and investment resources and distribution capabilities for the AssuredIM Contributed Business and may seek to continue to operate the AssuredIM Contributed Business with its own management and investment resources. If the Company loses a significant number of AssuredIM’s management and investment personnel, it may not have sufficient management and investment personnel to continue to operate the AssuredIM Contributed Business as currently conducted.

Since the Company will hold a minority interest in Sound Point after closing of the Sound Point Transaction, its interest is subject to the risks normally associated with a minority interest.

Since the Company will hold a minority interest in Sound Point after closing of the Sound Point Transaction, it will be unable to control the business, management or policies of Sound Point. For example, the Company will not be able to control the timing or amount of distributions from Sound Point and will not be involved on a day-to-day basis with Sound Point’s operations or its decision-making with respect to its investment, reporting, internal control, legal, compliance or risk functions. In most cases, the Company will be bound by the decisions made by the Managing Partner and Chief Investment Officer, other members of management and the Board of Managers of Sound Point. In the event that the Managing Partner and Chief Investment Officer, other members of management and the Board of Managers of Sound Point have interests, objectives and incentives that differ from those of the Company, there can be no assurance that the decisions they make will be aligned with the interests of the Company. Decisions made by the Managing Partner and Chief Investment Officer, other members of management and the Board of Managers of Sound Point not in the Company’s interest could have a material adverse effect on the Company’s interest in Sound Point and/or its investments in Sound Point funds, other vehicles and separately managed accounts.

An inability to obtain accurate and timely financial information from Sound Point after completion of the Sound Point Transaction may impair the Company’s ability to comply with reporting obligations under federal securities law.

The Company will account for its investments in Sound Point and the Sound Point funds using the equity method. Under this method, the Company will record its share of the net earnings or losses attributable to Sound Point as equity in earnings on its consolidated statements of operations. Therefore, the Company will be reliant on Sound Point to provide accurate and timely financial reporting that will allow the Company to timely prepare and file its own financial statements in accordance with GAAP and in compliance with SEC regulations and New York Stock Exchange listing rules.

As a private company, Sound Point is not subject to the reporting requirements of the Exchange Act and historically has not been required to prepare, nor has it prepared, its financial statements in accordance with generally accepted accounting principles in the United States or in compliance with the SEC’s accounting regulations. Post-closing, the Company expects to report its investments in Sound Point and the Sound Point funds on a one-quarter lag. While Sound Point has agreed to provide to the Company all financial information necessary to complete and file its periodic SEC reports on a timely basis, any failure by Sound Point to provide the Company with accurate and timely financial information could result in a delay in the Company’s timely reporting of its results of operations for any period or it not filing one or more periodic reports with the SEC on time or inaccuracies in its financial statements.

Upon the closing of the Sound Point Transaction, the Company’s investments in Sound Point will be subject to the risks of Sound Point’s business.

Sound Point’s business operates in highly competitive markets. Sound Point competes with many other firms in every aspect of the asset management industry, including raising funds, seeking investments, and hiring and retaining professionals. Sound Point’s ability to increase and retain AUM is directly related to the performance of the assets it manages as measured against market averages and the performance of its competitors. Some of Sound Point’s competitors may have a lower cost of funds and access to funding and other resources that are not available to Sound Point. In addition, some of Sound Point’s competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than Sound Point does. Furthermore, Sound Point may lose investment opportunities if it does not match its competitors’ pricing, terms and structure. The loss of such investment opportunities may limit Sound Point’s ability to grow or cause it to have to shrink the size of its portfolio, which could decrease its earnings. If Sound Point matches its competitors’ pricing, terms and structure, it may experience decreased earnings and increased risk of investment losses.
Sound Point is dependent on certain key personnel, including Sound Point’s Managing Partner and Chief Investment Officer, and its future success depends on their continued service. The departure of any of Sound Point’s key personnel for any reason could have a material adverse effect on Sound Point’s business, financial condition or results of operations and, consequently, the Company’s interest in Sound Point and/or its investments in Sound Point funds, other vehicles and separately managed accounts.
Sound Point operates in a highly regulated industry and, as a registered investment adviser, is subject to the provisions of the Investment Advisers Act of 1940, as amended. Sound Point is, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general. As a result, there can be no assurance that Sound Point will not become subject to possible enforcement actions. Sound Point and its principals and employees could also be named as defendants in, or otherwise become involved in, a regulatory action or litigation. Any such regulatory actions or litigation could be disruptive, time-consuming, expensive and lead to negative financial and reputational consequences that have a material adverse effect on Sound Point’s business, financial condition or results of operations and, consequently, the Company’s interest in Sound Point and/or its investments in Sound Point funds, other vehicles and separately managed accounts.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during first quarter 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
January 1 - January 31	36,369	$62.23	36,369	$201,040,120
February 1 - February 28	239,153	$62.43	—	$201,040,120
March 1 - March 31	337	$55.37	—	$201,040,120
Total	275,859	$62.39	36,369
____________________
(1)    After giving effect to repurchases since the Board first authorized the repurchase program on January 18, 2013, through May 9, 2023, the Company has repurchased a total of 141 million common shares for approximately $4.7 billion, excluding commissions, at an average price of $33.09 per share. As of May 9, 2023, the remaining authorization the Company was authorized to purchase was $201 million of its common shares, on a settlement basis. The repurchase program has no expiration date and the Board has previously increased the authorization periodically.
(2)     Excludes commissions.

ITEM 6.EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Document
10.1	2023 Form of Executive ABV Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.2	2023 Form of Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.3	2023 Form of Executive Non-Equity Incentive Award Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.4	2023 Form of Non-Executive Performance Retention Award Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.5	2023 Form of Non-Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.6	Form of Restricted Stock Agreement for Outside Directors under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as in effect for awards commencing in 2023*
10.7	Director Compensation Summary*
10.8	Assured Guaranty Ltd. Employee Stock Purchase Plan as amended through the fourth amendment *
22.0	Subsidiary Companies and Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22.0 to Form 10-K for the year ended December 31, 2021)
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1	The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated May 10, 2023	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)