Form 10-Q
period 2023-06-30
ASSURED GUARANTY LTD
filed 2023-08-09
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of August 7, 2023 was 58,610,144 (includes 38,464 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions except share data)

	As of
	June 30, 2023	December 31, 2022
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $79 and $65 (amortized cost of $7,044 and $7,707)	$6,488	$7,119
Fixed-maturity securities, trading, at fair value	340	303
Short-term investments, at fair value	1,650	810
Other invested assets (includes $26 and $30, at fair value)	146	133
Total investments	8,624	8,365
Cash	114	107
Premiums receivable, net of commissions payable	1,417	1,298
Deferred acquisition costs	155	147
Salvage and subrogation recoverable	266	257
Financial guaranty variable interest entities’ assets (includes $411 and $413, at fair value)	414	416
Assets of consolidated investment vehicles (includes $4,978 and $5,363, at fair value)	5,055	5,493
Goodwill and other intangible assets	6	163
Assets held for sale	221	—
Other assets (includes $141 and $148, at fair value)	580	597
Total assets	$16,852	$16,843
Liabilities
Unearned premium reserve	$3,648	$3,620
Loss and loss adjustment expense reserve	349	296
Long-term debt	1,677	1,675
Credit derivative liabilities, at fair value	58	163
Financial guaranty variable interest entities’ liabilities, at fair value (with recourse $687 and $702, without recourse $12 and $13)	699	715
Liabilities of consolidated investment vehicles (includes $4,326 and $4,431, at fair value)	4,460	4,625
Liabilities held for sale	50	—
Other liabilities	456	457
Total liabilities	11,397	11,551
Commitments and contingencies (Note 12)
Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 58,850,144 and 59,013,040 shares issued and outstanding)	1	1
Retained earnings	5,732	5,577
Accumulated other comprehensive income (loss), net of tax of $(78) and $(84)	(458)	(515)
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	5,276	5,064
Nonredeemable noncontrolling interests (Note 8)	179	228
Total shareholders’ equity	5,455	5,292
Total liabilities and shareholders’ equity	$16,852	$16,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Net earned premiums	$85	$82	$166	$296
Net investment income	89	62	170	124
Asset management fees	27	21	53	55
Net realized investment gains (losses)	(9)	(28)	(11)	(25)
Fair value gains (losses) on credit derivatives	91	9	106	6
Fair value gains (losses) on committed capital securities	1	10	(15)	11
Fair value gains (losses) on financial guaranty variable interest entities	(3)	10	(8)	16
Fair value gains (losses) on consolidated investment vehicles	6	3	64	17
Foreign exchange gains (losses) on remeasurement	28	(71)	48	(101)
Fair value gains (losses) on trading securities	40	(18)	38	(22)
Other income (loss)	5	10	32	13
Total revenues	360	90	643	390
Expenses
Loss and loss adjustment expenses (benefit)	55	(11)	59	46
Interest expense	22	20	43	40
Amortization of deferred acquisition costs	3	3	6	7
Employee compensation and benefit expenses	70	59	152	132
Other operating expenses	71	41	126	83
Total expenses	221	112	386	308
Income (loss) before income taxes and equity in earnings (losses) of investees	139	(22)	257	82
Equity in earnings (losses) of investees	5	—	7	(11)
Income (loss) before income taxes	144	(22)	264	71
Less: Provision (benefit) for income taxes	18	3	41	21
Net income (loss)	126	(25)	223	50
Less: Noncontrolling interests	1	22	17	31
Net income (loss) attributable to Assured Guaranty Ltd.	$125	$(47)	$206	$19

Earnings per share:
Basic	$2.09	$(0.74)	$3.46	$0.29
Diluted	$2.06	$(0.74)	$3.40	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$126	$(25)	$223	$50
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $(6), $(37), $8 and $(100)	(30)	(242)	59	(580)
Investments with credit impairment, net of tax provision (benefit) of $(3), $(10), $(2) and $(19)	(10)	(44)	(5)	(83)
Change in net unrealized gains (losses) on investments	(40)	(286)	54	(663)
Change in instrument-specific credit risk on financial guaranty variable interest entities’ liabilities with recourse, net of tax	2	2	1	2
Other, net of tax	—	(8)	2	(9)
Other comprehensive income (loss)	(38)	(292)	57	(670)
Comprehensive income (loss)	88	(317)	280	(620)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	22	17	31
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$87	$(339)	$263	$(651)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Three Months Ended June 30, 2023

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of March 31, 2023	59,274,112	$1	$5,638	$(420)	$1	$5,220	$195	$5,415
Net income	—	—	125	—	—	125	1	126
Dividends ($0.28 per share)	—	—	(17)	—	—	(17)	—	(17)
Common shares repurchases	(453,942)	—	(24)	—	—	(24)	—	(24)
Share-based compensation	29,974	—	10	—	—	10	—	10
Reclassification to liabilities	—	—	—	—	—	—	(16)	(16)
Contributions	—	—	—	—	—	—	17	17
Distributions	—	—	—	—	—	—	(18)	(18)
Other comprehensive loss	—	—	—	(38)	—	(38)	—	(38)
As of June 30, 2023	58,850,144	$1	$5,732	$(458)	$1	$5,276	$179	$5,455

For the Three Months Ended June 30, 2022

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of March 31, 2022	65,043,547	$1	$5,878	$(78)	$1	$5,802	$193	$5,995
Net income (loss)	—	—	(47)	—	—	(47)	22	(25)
Dividends ($0.25 per share)	—	—	(16)	—	—	(16)	—	(16)
Common shares repurchases	(2,605,947)	—	(151)	—	—	(151)	—	(151)
Share-based compensation	38,139	—	8	—	—	8	—	8
Contributions	—	—	—	—	—	—	35	35
Distributions	—	—	—	—	—	—	(7)	(7)
Other comprehensive loss	—	—	—	(292)	—	(292)	—	(292)
As of June 30, 2022	62,475,739	$1	$5,672	$(370)	$1	$5,304	$243	$5,547

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Six Months Ended June 30, 2023

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of December 31, 2022	59,013,040	$1	$5,577	$(515)	$1	$5,064	$228	$5,292
Net income	—	—	206	—	—	206	17	223
Dividends ($0.56 per share)	—	—	(35)	—	—	(35)	—	(35)
Common shares repurchases	(490,311)	—	(26)	—	—	(26)	—	(26)
Share-based compensation	327,415	—	10	—	—	10	—	10
Reclassification to liabilities	—	—	—	—	—	—	(16)	(16)
Contributions	—	—	—	—	—	—	20	20
Distributions	—	—	—	—	—	—	(70)	(70)
Other comprehensive income	—	—	—	57	—	57	—	57
As of June 30, 2023	58,850,144	$1	$5,732	$(458)	$1	$5,276	$179	$5,455

For the Six Months Ended June 30, 2022

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of December 31, 2021	67,518,424	$1	$5,990	$300	$1	$6,292	$186	$6,478
Net income	—	—	19	—	—	19	32	51
Dividends ($0.50 per share)	—	—	(33)	—	—	(33)	—	(33)
Common shares repurchases	(5,344,170)	—	(306)	—	—	(306)	—	(306)
Share-based compensation	301,485	—	2	—	—	2	—	2
Contributions	—	—	—	—	—	—	40	40
Distributions	—	—	—	—	—	—	(15)	(15)
Other comprehensive loss	—	—	—	(670)	—	(670)	—	(670)
As of June 30, 2022	62,475,739	$1	$5,672	$(370)	$1	$5,304	$243	$5,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (in millions)

	Six Months Ended June 30,
	2023	2022
Net cash flows provided by (used in) operating activities	$436	$(1,794)
Cash flows from investing activities:
Fixed-maturity securities, available-for-sale:
Purchases	(290)	(180)
Sales	694	353
Maturities and paydowns	298	389
Short-term investments with original maturities of over three months:
Purchases	(13)	(28)
Sales	4	—
Maturities and paydowns	15	9
Net sales (purchases) of short-term investments with original maturities of less than three months	(845)	379
Sales of fixed-maturity securities, trading	—	68
Paydowns of financial guaranty variable interest entities’ assets	14	44
Purchases of other invested assets	(15)	(8)
Sales and return of capital of other invested assets	11	34
Other	(1)	(2)
Net cash flows provided by (used in) investing activities	(128)	1,058
Cash flows from financing activities:
Dividends paid	(35)	(33)
Repurchases of common shares	(26)	(303)
Net paydowns of financial guaranty variable interest entities’ liabilities	(14)	(65)
Other	(15)	(7)
Cash flows from consolidated investment vehicles:
Proceeds from issuance of collateralized loan obligations	—	1,372
Repayment of collateralized loan obligations	(1)	(372)
Proceeds from issuance of warehouse financing debt	—	791
Repayment of warehouse financing debt	(166)	(744)
Borrowing (payment) under credit facilities	(4)	1
Contributions from noncontrolling interests to consolidated investment vehicles	—	35
Distributions to noncontrolling interests from consolidated investment vehicles	(72)	(16)
Net cash flows provided by (used in) financing activities	(333)	659
Effect of foreign exchange rate changes	2	(2)
Increase (decrease) in cash and cash equivalents and restricted cash	(23)	(79)
Cash and cash equivalents and restricted cash at beginning of period	207	342
Cash and cash equivalents and restricted cash at end of period	$184	$263

(continued on next page)

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited) - (Continued)

 (in millions)

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow information
Income taxes paid (received)	$2	$97
Interest paid on long-term debt	41	38

Supplemental disclosure of non-cash activities:
Puerto Rico Plan Consideration (see Note 3)
Fixed-maturity securities, available-for-sale, received as salvage	$1	$610
Fixed-maturity securities, available-for-sale, ceded to a reinsurer	—	27
Fixed-maturity securities, trading, received as salvage	—	183
Fixed-maturity securities, trading, ceded to a reinsurer	—	6
Debt securities of financial guaranty variable interest entities received as salvage	—	54
Contributions from noncontrolling interests	20	26
Distributions to noncontrolling interests	20	20

	As of
	June 30, 2023	June 30, 2022
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash	$114	$138
Restricted cash (included in other assets)	1	—
Cash and cash equivalents of consolidated investment vehicles (See Note 8)	49	125
Cash (included in assets held for sale)	20	—
Cash and cash equivalents and restricted cash at the end of period	$184	$263

The accompanying notes are an integral part of these condensed consolidated financial statements.-

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Business and Basis of Presentation

Business

Assured Guaranty Ltd. (AGL and, together with its subsidiaries, Assured Guaranty or the Company) is a Bermuda-based holding company that provides, through its wholly-owned operating subsidiaries, credit protection products to the United States (U.S.) and non-U.S. public finance (including infrastructure) and structured finance markets. Assured Guaranty also participates in the asset management business, as described below.

Insurance

Through its insurance subsidiaries, the Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal or interest payment (collectively, debt service), the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom (U.K.) and also guarantees obligations issued in other countries and regions, including Western Europe. The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposure`s written in financial guaranty form.

Asset Management

Until July 1, 2023, the Company served as an investment advisor to collateralized loan obligations (CLOs) and opportunity funds, as well as certain legacy hedge and opportunity funds subject to an orderly wind-down, through Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM). Beginning July 1, 2023, the Company participates in the asset management business through its ownership interest in Sound Point Capital Management, LP (Sound Point) as described below.
On July 1, 2023, Assured Guaranty contributed to Sound Point most of its asset management business, other than that conducted by Assured Healthcare Partners LLC (AssuredIM Contributed Business), as contemplated by the transaction agreement entered into with Sound Point on April 5, 2023 (Transaction Agreement). In addition, in accordance with the terms of a letter agreement (Letter Agreement), effective July 1, 2023 Assured Guaranty Municipal Corp. and Assured Guaranty Corp. (collectively, the U.S. Insurance Subsidiaries) (i) engaged Sound Point as their sole alternative credit manager, and (ii) transitioned to Sound Point the management of certain existing alternative investments and related commitments. The Letter Agreement also provides that, in the first two years of Sound Point’s engagement, the U.S. Insurance Subsidiaries would, subject to regulatory approval, make new investments in funds, other vehicles and separately managed accounts managed by Sound Point which, when aggregated with the alternative investments and commitments transitioned from AssuredIM, will total $1 billion. See Note 7, Investments. Assured Guaranty received, subject to certain potential post-closing adjustments, common interests in Sound Point representing a 30% participation percentage in Sound Point, and certain other interests in related Sound Point entities (the transactions contemplated under the Transaction Agreement and the Letter Agreement, the Sound Point Transaction).

In July 2023, Assured Guaranty sold all of its equity interests in Assured Healthcare Partners LLC (AHP), which manages healthcare funds, to an entity owned and controlled by the managing partner of AHP (AHP Transaction). In connection with the AHP Transaction, the Company agreed to remain a strategic investor in certain AHP investment vehicles, is retaining certain carried interest in AHP entities and received other consideration.

Assets and Liabilities Held For Sale

As of June 30, 2023, the AssuredIM assets and liabilities subject to the Sound Point Transaction and the AHP Transaction were classified as held for sale. The results of all of the AssuredIM entities that are classified as held for sale are reported in the Asset Management segment. See Note 2, Segment Information. The Company also designated certain other assets and liabilities supporting the Insurance segment as held for sale in the first quarter of 2023 and expects the sale to be completed in 2024.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
A disposal group is measured at the lower of carrying amount or fair value less any costs associated with the transaction. The Company assessed the disposal groups for impairment and determined no impairment existed as of June 30, 2023. Upon classification of the disposal group as held for sale, the Company ceased amortizing held for sale intangibles. Each of the components held for sale will be accounted for as dispositions of businesses.

The Company is still evaluating the effect of the Sound Point Transaction and the AHP Transaction on its third quarter of 2023 financial statements. The table below shows the components of assets and liabilities held for sale.

Assets and Liabilities Held For Sale
As of June 30, 2023

(in millions)
Assets
Short-term investments	$1
Cash	20
Goodwill and other intangible assets	156
Other assets
Deferred tax assets	3
Other	41
Total assets held for sale	$221
Liabilities
Other liabilities	$50
Total liabilities held for sale	$50

Revenues and expenses attributable to all businesses held for sale relate primarily to the AssuredIM entities in the asset management segment, which results are presented in Note 2, Segment Information. Substantially all of the entities in the asset management segment are held for sale.

Upon closing of the Sound Point Transaction and the AHP Transaction the Company will deconsolidate the corresponding AssuredIM management companies. The Company will account for its investment in Sound Point as an equity method investment. In light of the Sound Point Transaction and the AHP Transaction, the Company is evaluating whether it will continue to consolidate each of its consolidated investment vehicles (CIVs).

The Company recognized expenses of $24 million and $31 million during the three-month period ended June 30, 2023 (second quarter 2023) and the six-month period ended June 30, 2023 (six months 2023), respectively, associated with the Sound Point Transaction and AHP Transaction.

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

These unaudited interim condensed consolidated financial statements are as of June 30, 2023 and cover second quarter 2023, the three-month period ended June 30, 2022 (second quarter 2022), six months 2023 and the six-month period ended June 30, 2022 (six months 2022). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current period’s presentation.

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

    Until July 2023, the Company’s principal asset management subsidiaries were:

•Assured Investment Management LLC, organized in Delaware;
•Assured Investment Management (London) LLP, organized in the U.K.; and
•Assured Healthcare Partners LLC, organized in Delaware.

The U.S. Insurance Subsidiaries jointly own an investment subsidiary, AG Asset Strategies LLC (AGAS), which invests in funds managed by AssuredIM (AssuredIM Funds). Effective July 1, 2023, the AssuredIM Funds are managed by Sound Point or AHP. Following the closing of the Sound Point Transaction, AGAS has also begun to invest in funds managed by Sound Point.

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

The Insurance segment primarily consists of: (i) the Company’s insurance subsidiaries; and (ii) AGAS. As of June 30, 2023, the Asset Management segment consisted of AssuredIM, which provided asset management services to third-party investors as well as to the U.S. Insurance Subsidiaries and AGAS. Beginning in July 2023, the Company participates in the asset management business through its investment in Sound Point as described in Note 1, Business and Basis of Presentation.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

    The segment results differ from the consolidated financial statements in certain respects. The Insurance segment includes: (i) premiums and losses from the financial guaranty insurance policies issued by the U.S. Insurance Subsidiaries which guarantee the FG VIEs’ debt; and (ii) AGAS’ share of earnings from investments in AssuredIM Funds in “equity in earnings (losses) of investees.” Under GAAP, (i) FG VIEs are consolidated by the U.S. Insurance Subsidiaries and the premiums and losses/recoveries associated with the financial guaranty policies associated with the FG VIEs’ debt are eliminated (the reconciliation tables below present the FG VIEs and related eliminations in “other”,) and (ii) CIVs are consolidated by AGUS, (in the reconciliation tables below, the CIVs and related eliminations of the Insurance segment’s “equity in earnings (losses) of investees” associated with AGAS’ interest in CIVs are presented in “other.”) In addition, under GAAP, reimbursable fund expenses are shown as a component of asset management fees and included in total revenues, whereas in the Asset Management segment in the tables below, these expenses are netted in “segment expenses”.

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

Segment Information

	Second Quarter
	2023		2022
	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$221	$19	$137	$16
Intersegment revenues	3	11	2	12
Segment revenues	224	30	139	28
Segment expenses	110	33	41	28
Segment equity in earnings (losses) of investees	5	—	(34)	—
Less: Segment provision (benefit) for income taxes	13	(1)	9	—
Segment adjusted operating income (loss)	$106	$(2)	$55	$—

	Six Months
	2023		2022
	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$409	$44	$413	$46
Intersegment revenues	5	27	4	21
Segment revenues	414	71	417	67
Segment expenses	189	75	163	67
Segment equity in earnings (losses) of investees	35	—	(35)	—
Less: Segment provision (benefit) for income taxes	37	(1)	31	—
Segment adjusted operating income (loss)	$223	$(3)	$188	$—

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The tables below present a reconciliation of significant components of segment information to the comparable consolidated amounts.

Reconciliation of Segment Information to Consolidated Information
Three Months Ended June 30, 2023

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$224	$110	$5	$13	$—	$106
Asset Management	30	33	—	(1)	—	(2)
Total segments	254	143	5	12	—	104
Corporate division	2	60	—	(8)	—	(50)
Other	(3)	19	—	(5)	1	(18)
Subtotal	253	222	5	(1)	1	36
Reconciling items:
Realized gains (losses) on investments	(9)	—	—	—	—	(9)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	89	(1)	—	—	—	90
Fair value gains (losses) on CCS	1	—	—	—	—	1
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	26	—	—	—	—	26
Tax effect	—	—	—	19	—	(19)
Total consolidated	$360	$221	$5	$18	$1	$125

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
Three Months Ended June 30, 2022

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$139	$41	$(34)	$9	$—	$55
Asset Management	28	28	—	—	—	—
Total segments	167	69	(34)	9	—	55
Corporate division	1	36	—	—	—	(35)
Other	7	7	34	2	22	10
Subtotal	175	112	—	11	22	30
Reconciling items:
Realized gains (losses) on investments	(28)	—	—	—	—	(28)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	6	—	—	—	—	6
Fair value gains (losses) on CCS	10	—	—	—	—	10
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(73)	—	—	—	—	(73)
Tax effect	—	—	—	(8)	—	8
Total consolidated	$90	$112	$—	$3	$22	$(47)

Reconciliation of Segment Information to Consolidated Information
Six Months Ended June 30, 2023

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$414	$189	$35	$37	$—	$223
Asset Management	71	75	—	(1)	—	(3)
Total segments	485	264	35	36	—	220
Corporate division	4	108	—	(10)	—	(94)
Other	32	15	(28)	(6)	17	(22)
Subtotal	521	387	7	20	17	104
Reconciling items:
Realized gains (losses) on investments	(11)	—	—	—	—	(11)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	102	(1)	—	—	—	103
Fair value gains (losses) on CCS	(15)	—	—	—	—	(15)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	46	—	—	—	—	46
Tax effect	—	—	—	21	—	(21)
Total consolidated	$643	$386	$7	$41	$17	$206

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
Six Months Ended June 30, 2022

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$417	$163	$(35)	$31	$—	$188
Asset Management	67	67	—	—	—	—
Total segments	484	230	(35)	31	—	188
Corporate division	2	70	—	—	—	(68)
Other	21	12	24	2	31	—
Subtotal	507	312	(11)	33	31	120
Reconciling items:
Realized gains (losses) on investments	(25)	—	—	—	—	(25)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(1)	(4)	—	—	—	3
Fair value gains (losses) on CCS	11	—	—	—	—	11
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(102)	—	—	—	—	(102)
Tax effect	—	—	—	(12)	—	12
Total consolidated	$390	$308	$(11)	$21	$31	$19

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Exposures identified as BIG are subjected to further review to determine the probability of a loss. See Note 4, Expected Loss to be Paid (Recovered). Surveillance personnel then assign each BIG transaction to one of the three BIG surveillance categories described below based upon whether a future loss is expected and whether a claim has been paid. The Company uses the pre-tax book yield of the relevant subsidiary’s investment portfolio to calculate the present value of projected payments and recoveries and determine whether a future loss is expected in order to assign the appropriate BIG surveillance category to a transaction. For financial statement measurement purposes, the Company uses risk-free rates, which are determined each quarter, to calculate the expected loss.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
gross par outstanding net of any reinsurance. The Company includes in its par outstanding calculation the impact of any consumer price index inflator to the reporting date as well as, in the case of accreting (zero-coupon) obligations, accretion to the reporting date. Foreign denominated par outstanding is translated at the spot rate at the end of the reporting period.

    The Company has, from time to time, purchased securities that it has insured, and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The Company excludes amounts attributable to Loss Mitigation Securities from par and debt service outstanding and instead reports Loss Mitigation Securities in the investment portfolio. The Company manages such securities as investments and not insurance exposure. As of both June 30, 2023 and December 31, 2022, the Company excluded net par outstanding of $1.3 billion, primarily attributable to Loss Mitigation Securities.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio
Debt Service and Par Outstanding

	As of June 30, 2023		As of December 31, 2022
	Gross	Net	Gross	Net
	(in millions)
Debt Service
Public finance	$375,955	$375,751	$359,899	$359,703
Structured finance	11,190	11,165	10,273	10,248
Total financial guaranty	$387,145	$386,916	$370,172	$369,951

Par Outstanding
Public finance	$234,136	$233,981	$224,254	$224,099
Structured finance	10,057	10,032	9,184	9,159
Total financial guaranty	$244,193	$244,013	$233,438	$233,258

In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $2.0 billion of public finance direct gross par and $1.3 billion of structured finance direct gross par as of June 30, 2023. These commitments are contingent on the satisfaction of all conditions set forth in the guaranties and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio by Internal Rating
As of June 30, 2023

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$212	0.1%	$2,038	4.3%	$884	10.0%	$474	39.3%	$3,608	1.5%
AA	17,452	9.4	3,442	7.2	4,580	51.9	12	1.0	25,486	10.5
A	100,267	53.8	11,005	23.1	1,684	19.1	613	50.9	113,569	46.5
BBB	64,852	34.8	30,147	63.2	611	6.9	106	8.8	95,716	39.2
BIG	3,540	1.9	1,026	2.2	1,068	12.1	—	—	5,634	2.3
Total net par outstanding	$186,323	100.0%	$47,658	100.0%	$8,827	100.0%	$1,205	100.0%	$244,013	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2022

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$222	0.1%	$1,967	4.4%	$926	11.2%	$469	50.4%	$3,584	1.5%
AA	16,241	9.1	3,497	7.9	4,633	56.3	12	1.3	24,383	10.5
A	96,807	53.9	9,271	20.9	1,075	13.1	340	36.5	107,493	46.1
BBB	62,570	34.8	28,747	64.6	479	5.8	110	11.8	91,906	39.4
BIG	3,796	2.1	981	2.2	1,115	13.6	—	—	5,892	2.5
Total net par outstanding	$179,636	100.0%	$44,463	100.0%	$8,228	100.0%	$931	100.0%	$233,258	100.0%

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of June 30, 2023

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,289	$931	$1,320	$3,540	$186,323
Non-U.S. public finance	1,026	—	—	1,026	47,658
Public finance	2,315	931	1,320	4,566	233,981
Structured finance:
U.S. RMBS	11	37	922	970	1,863
Other structured finance	—	31	67	98	8,169
Structured finance	11	68	989	1,068	10,032
Total	$2,326	$999	$2,309	$5,634	$244,013

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2022

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,364	$108	$1,324	$3,796	$179,636
Non-U.S. public finance	981	—	—	981	44,463
Public finance	3,345	108	1,324	4,777	224,099
Structured finance:
U.S. RMBS	18	39	953	1,010	1,956
Other structured finance	—	34	71	105	7,203
Structured finance	18	73	1,024	1,115	9,159
Total	$3,363	$181	$2,348	$5,892	$233,258

Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of June 30, 2023

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in millions)
BIG 1	$2,320	$6	$2,326	107	1	108
BIG 2	989	10	999	16	2	18
BIG 3	2,269	40	2,309	109	8	117
Total BIG	$5,578	$56	$5,634	232	11	243

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
 Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of December 31, 2022

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in millions)
BIG 1	$3,357	$6	$3,363	122	1	123
BIG 2	171	10	181	14	2	16
BIG 3	2,307	41	2,348	111	10	121
Total BIG	$5,835	$57	$5,892	247	13	260
_____________________
(1)    Includes FG VIEs.
(2)    A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

Exposure to Puerto Rico

    The Company had insured exposure to obligations of various authorities and public corporations of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) as well as its general obligation bonds aggregating $1.3 billion and $1.4 billion net par outstanding as of June 30, 2023 and December 31, 2022, respectively. All of the Company’s insured exposure to Puerto Rico is rated BIG. The Company has paid claims as a result of payment defaults on all of its outstanding Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR), each of which has continued to make timely debt service payments.

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

After over five years of negotiations, a substantial portion of the Company’s Puerto Rico exposure was resolved in 2022 in accordance with four orders entered by the United States District Court of the District of Puerto Rico (Federal District Court of Puerto Rico) related to the Company’s exposure to all insured Puerto Rico credits experiencing payment default in 2022 except Puerto Rico Electric Power Authority (PREPA) (2022 Puerto Rico Resolutions). As a result of the 2022 Puerto Rico Resolutions, during 2022 the Company’s obligations under its insurance policies covering debt of the Puerto Rico Convention Center District Authority (PRCCDA) and Puerto Rico Infrastructure Authority (PRIFA) were extinguished, and its insurance exposure to Puerto Rico general obligations (GO) bonds, Public Buildings Authority (PBA) bonds and Puerto Rico Highway and Transportation Authority (PRHTA) bonds was greatly reduced.

Under the Modified Eighth Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico, the Employees Retirement System of the Government of the Commonwealth of Puerto Rico, and the Puerto Rico Public Buildings Authority (GO/PBA Plan), the Company received cash, new general obligation bonds (New GO Bonds) and contingent value instruments (CVIs). In connection with the Modified Fifth Amended Title III Plan of Adjustment for PRHTA (HTA Plan) and related arrangements, the Company received cash and new bonds backed by toll revenues (Toll Bonds, and together with the New GO Bonds, New Recovery Bonds) from the PRHTA and CVIs from the Commonwealth. Cash, New Recovery Bonds and CVIs received pursuant to the 2022 Puerto Rico Resolutions are collectively referred to as Plan Consideration.

Plan Consideration is reported in either cash, investments or FG VIEs’ assets as described below.

•Investments and cash. Plan Consideration received in respect of bondholders whose principal of bonds insured by the Company were accelerated against the Commonwealth and became due and payable under the 2022 Puerto Rico Resolutions are reported in Cash and Investments. See Note 7, Investments, for the fair value of the New Recovery Bonds and CVIs remaining as of June 30, 2023.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
•FG VIEs’ assets. Plan Consideration received in respect of insured bondholders who elected to receive custody receipts that represent an interest in the legacy insurance policy plus Plan Consideration that constitute distributions under the HTA Plan or the GO/PBA Plan are reported in FG VIEs’ assets. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions of Plan Consideration are insufficient to pay or prepay such amounts. On July 28, 2023, the Company directed the trustee to notify certain holders of custody receipts representing interests in legacy insured GO, PBA and HTA bonds of its intent to satisfy on August 31, 2023 its obligations under the legacy insured bonds with respect to $108 million net par outstanding as of July 28, 2023 and, following payment of such obligations, AGC and AGM will receive the New Recovery Bonds and/or CVIs with notional amounts and maturity values totaling $94 million as of July 28, 2023 held as collateral with respect to the custodial trusts. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for the fair value of New Recovery Bonds remaining as of June 30, 2023.

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

The CVIs are intended to provide creditors with additional recoveries tied to the outperformance of the Puerto Rico 5.5% Sales and Use Tax (SUT) receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. The notional amount of a CVI represents the sum of the maximum distributions the holder could receive under the CVI, subject to the cumulative and annual caps, if the SUT sufficiently exceeds 2020 certified fiscal plan projections, without any discount for time. Substantially all of the CVIs are reported in investments, rather than FG VIEs’ assets.

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

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	As of		As of
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
(in millions)
Exposure to Puerto Rico	$1,365	$1,378	$1,849	$1,899

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Puerto Rico
Net Par Outstanding

	As of
	June 30, 2023	December 31, 2022
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$720	$720
Total Defaulted	720	720
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue) (1)	293	298
PRHTA (Highway revenue) (1)	182	182
Commonwealth of Puerto Rico - GO (1)	25	25
PBA (1)	4	4
Total Resolved	504	509
Other Puerto Rico Exposures
MFA (2)	124	131
PRASA and U of PR (2)	1	1
Total Other	125	132
Total net exposure to Puerto Rico	$1,349	$1,361
____________________
(1)    Resolved pursuant to the 2022 Puerto Rico Resolutions.
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

Amortization Schedule of Puerto Rico
Net Par Outstanding and Net Debt Service Outstanding
As of June 30, 2023

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2023 (July 1 - September 30)	$124	$154
2023 (October 1 - December 31)	—	3
Subtotal 2023	124	157
2024	110	170
2025	94	149
2026	149	200
2027	124	168
2028-2032	378	528
2033-2037	240	309
2038-2041	130	148
Total	$1,349	$1,829

PREPA

As of June 30, 2023, the Company had $720 million insured net par outstanding of PREPA obligations. The Company believes that the PREPA obligations are secured by a lien on the revenues of the electric system. On May 3, 2019, AGM and

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
AGC entered into a restructuring support agreement with PREPA and other stakeholders, including a group of uninsured PREPA bondholders, the Commonwealth and the FOMB (PREPA RSA). This agreement was terminated by Puerto Rico on March 8, 2022.

On April 8, 2022, Judge Laura Taylor Swain of the Federal District Court of Puerto Rico issued an order appointing as members of a PREPA mediation team U.S. Bankruptcy Judges Shelley Chapman (lead mediator), Robert Drain and Brendan Shannon. Judge Swain also entered a separate order establishing the terms and conditions of mediation, including that the mediation would terminate on June 1, 2022. Judge Swain has since extended the term of such mediation several times, most recently on July 25, 2023 extending the term to October 30, 2023. The FOMB initially filed a plan of adjustment and disclosure statement for PREPA with the Federal District Court of Puerto Rico on December 16, 2022, and filed an amended version on February 9, 2023 (FOMB PREPA Plan). The Company expects that a confirmation hearing for the FOMB PREPA Plan will be held in fourth quarter 2023 or first quarter 2024. The FOMB PREPA Plan would split bondholders into two groups: one that would settle litigation regarding whether that creditor repayment is limited to existing accounts, and another group that would continue litigating that bondholders have a right to PREPA’s current and future revenue collections. The FOMB PREPA Plan provides for lower recoveries to bondholders than did previous agreements the FOMB reached with bondholders. The Federal District Court of Puerto Rico approved the PREPA disclosure statement on February 28, 2023, which allowed bondholder solicitation on the FOMB PREPA Plan to begin.

On March 22, 2023, the Federal District Court of Puerto Rico held that the PREPA bondholders had perfected liens only in revenues that had been deposited in the sinking fund established under the PREPA trust agreement and related funds over which the bond trustee had control but did not have a lien in future revenues until deposited in those funds. The Federal District Court of Puerto Rico also held, however, that PREPA bondholders do have recourse under the PREPA trust agreement in the form of an unsecured net revenue claim. At that time, the Federal District Court of Puerto Rico declined to value the unsecured net revenue claim or the method for its determination. The ultimate value of the claim, according to the Federal District Court of Puerto Rico, should be determined through a claim estimation proceeding.

On June 6-8, 2023, the Federal District Court of Puerto Rico held a claim estimation proceeding and, on June 26, 2023, issued an opinion and order estimating the unsecured net revenue claim to be $2.4 billion as of July 3, 2017. This estimate included a determination that PREPA’s discounted cash flows, using FOMB’s base-case incremental net revenues over a 100-year collection period and a discount rate of 7%, would be $3.0 billion, and should be reduced by an additional 20% for “risk of success in achieving the projected cash flow through the actions of a receiver and other equitable remedies appropriate”. PREPA bondholders had sought an unsecured net revenue claim of approximately $8.5 billion.

The Company expects to appeal portions of the March 22, 2023 decision, including the lien scope ruling and the need for a claim estimation proceeding, as well as the June 26, 2023 claim estimate ruling, upon final adjudication by the Federal District Court of Puerto Rico of all claims and counterclaims in the PREPA lien challenge proceedings.

The last revised fiscal plan for PREPA was certified by the FOMB on June 23, 2023 (2023 PREPA Fiscal Plan). In the 2023 PREPA Fiscal Plan, FOMB asserts that, other than for pension claims, PREPA’s debt capacity is $2.5 billion, of which approximately $1.4 billion is allocated to settling creditors. The remaining $1.1 billion is allocated pro rata to (i) non-settling bondholders, and (ii) general unsecured creditors (GUCs). The Federal District Court of Puerto Rico extended to August 11, 2023 the deadline for FOMB to file a further amended FOMB PREPA Plan based on the 2023 PREPA Fiscal Plan. The Company believes that a further revised FOMB PREPA Plan would provide for reduced payments to bondholders since lower projected PREPA revenues are included in the 2023 PREPA Fiscal Plan than had been previously anticipated. Since the Federal District Court of Puerto Rico’s estimated unsecured net revenue claim exceeds the $1.1 billion available to non-settling bondholders and GUCs under the 2023 PREPA Fiscal Plan, the unsecured net revenue claim may be subject to further impairment. The 2023 PREPA Fiscal Plan contemplates that non-settling bondholders will receive at least 12.5% of their allowed claim in the form of restructuring bonds, as well as two CVIs allocated based on their allowed claim.

PRHTA

As of June 30, 2023, the Company had $475 million of insured net par outstanding of PRHTA bonds: $293 million insured net par outstanding of PRHTA (transportation revenue) bonds and $182 million insured net par outstanding of PRHTA (highway revenue) bonds. PRHTA net par outstanding represents the Company’s exposure in respect of insured bondholders who elected to receive custody receipts that represent an interest in the legacy insurance policy plus Toll Bonds that constitute distributions under the HTA Plan.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Puerto Rico GO and PBA

As of June 30, 2023, the Company had remaining $25 million of insured net par outstanding of GO bonds and $4 million of insured net par outstanding of PBA bonds. GO/PBA net par outstanding represents the Company’s exposure in respect of insured bondholders who elected to receive custody receipts that represent an interest in the legacy insurance policy plus cash, New GO Bonds and CVIs that constitute distributions under the GO/PBA Plan.

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

The following Puerto Rico proceeding in which the Company is involved is no longer stayed:

•On July 1, 2019, the FOMB initiated an adversary proceeding against U.S. Bank National Association, as trustee for PREPA’s bonds, objecting to and challenging the validity, enforceability, and extent of prepetition security interests securing those bonds and seeking other relief. On September 30, 2022, the FOMB filed an amended complaint against the trustee (i) objecting to and challenging the validity, enforceability, and extent of prepetition security interests securing PREPA’s bonds and (ii) arguing that PREPA bondholders’ recourse was limited to certain deposit accounts held by the trustee. On October 7, 2022, the court approved a stipulation permitting AGM and AGC to intervene as defendants. Summary judgment motions were filed by plaintiffs and defendants on October 24, 2022. As noted above, on March 22, 2023, the Federal District Court of Puerto Rico granted in part and denied in part each party’s cross-motions for summary judgment. The Federal District Court of Puerto Rico found that the PREPA bondholders had perfected liens only in revenues that had been deposited in the sinking fund established under the PREPA trust agreement and related funds over which the bond trustee had control. The Federal District Court of Puerto Rico also held that the PREPA bondholders do have recourse under the trust agreement in the form of an unsecured net revenue claim, but declined to value the unsecured net revenue claim. On April 13, 2023, the court issued an order proposing procedures to estimate the value of the unsecured net revenue claim arising from the Trustee’s ability to exercise remedies to obtain specific performance of PREPA’s covenants to fund the sinking fund, which must be done under the Bankruptcy Code for purposes of allowance. The order also set a discovery and expert report schedule, and directed the parties to engage in good faith mediation. A claim estimation hearing was held June 6-8, 2023, and in a June 26, 2023 opinion, the court estimated the PREPA bondholders’ allowed unsecured net revenue claim to be $2.4 billion, which the court calculated by largely adopting the conclusions in the FOMB’s expert report. On May 3, 2023, the court denied PREPA bondholders’ request to certify their interlocutory appeal of the finding that the PREPA bondholders had perfected liens only in revenues that had been deposited in the sinking fund established under the PREPA trust agreement and related funds over which the bond trustee had control. On May 15, 2023, the FOMB filed its motion to dismiss the Trustee’s and bondholders’ counterclaims. Unless mediation or a confirmed plan of adjustment leads to an acceptable outcome, AGM and AGC expect to appeal portions of the court’s decision, including the lien scope ruling and the result of the claim estimation proceeding, upon final adjudication by the court.

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

•On July 18, 2017, AGM and AGC filed a motion for relief in the Federal District Court of Puerto Rico from the automatic stay filed in the PREPA Title III Bankruptcy proceeding. The court denied the motion on September 14,
2017, but on August 8, 2018, the United States Court of Appeals for the First Circuit vacated and remanded the court’s decision. On October 3, 2018, AGM and AGC, together with other bond insurers, filed a motion with the court to lift the automatic stay to commence an action against PREPA for the appointment of a receiver. Following termination of mediation without a resolution and the filing of a motion to dismiss PREPA’s Title III case or to lift the automatic stay to allow for the appointment of a receiver, the court effectively stayed this matter until termination of the plan confirmation process.

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

Specialty Insurance, Reinsurance and Guaranties

	As of June 30, 2023		As of December 31, 2022
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in millions)
Life insurance transactions (1)	$1,326	$992	$1,314	$986
Aircraft residual value insurance policies	355	200	355	200
Other guaranties	1,643	1,643	228	228
____________________
(1)    The life insurance transactions net exposure is projected to reach $1.1 billion in 2025.

As of both June 30, 2023 and December 31, 2022, gross exposure of $144 million and net exposure of $84 million of aircraft residual value insurance was internally rated BIG. All other exposures in the table above are rated investment-grade.

The Company’s subsidiary, AGRO, also guarantees other specialty business included in other guaranties in the table above, including an excess-of-loss guaranty of a minimum amount of billed rent on a diversified portfolio of real estate properties with an internal rating of AA. This guaranty matures in 2042. The Company’s maximum potential exposure under this guaranty was $1.6 billion as of June 30, 2023. The Company accounts for such guaranties in accordance with Accounting Standards Codification (ASC) 460, Guarantees.

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

Expected cash outflows and inflows are probability weighted cash flows that reflect management’s assumptions about the likelihood of all possible outcomes based on all information available to the Company. Those assumptions consider the relevant facts and circumstances and are consistent with the information tracked and monitored through the Company’s surveillance and risk management functions. Expected loss to be paid (recovered) is important in that it represents the present value of amounts that the Company expects to pay or recover in future periods for all contracts.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

    Net economic loss development (benefit) over a reporting period may be attributable to a number of interrelated factors such as changes in discount rates, improvement or deterioration of transaction performance, charge-offs, loss mitigation activity, changes to projected default curves, severity rates and dispute resolution. Actual losses will ultimately depend on future events, transaction performance or other factors that are difficult to predict. As a result, the Company’s current projections of losses may be subject to considerable volatility and may not reflect the Company’s ultimate claims paid.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
In some instances, the terms of the Company’s policy or the terms of certain workout orders and resolutions give it the option to pay principal losses that have been recognized in the transaction but which it is not yet required to pay, thereby reducing the amount of guaranteed interest due in the future. The Company has sometimes exercised this option, which results in an acceleration of cash outflows but reduces overall losses paid.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Second Quarter		Six Months
Accounting Model	June 30, 2023	December 31, 2022	2023	2022	2023	2022
	(in millions)
Insurance (see Note 5)	$262	$205	$62	$(26)	$68	$(70)
FG VIEs (see Note 8) (1)	295	314	(14)	(6)	(9)	(10)
Credit derivatives (see Note 6)	3	3	1	—	1	4
Total	$560	$522	$49	$(32)	$60	$(76)
____________________
(1)    The expected loss to be paid for FG VIEs primarily relates to trusts established as part of the 2022 Puerto Rico Resolutions (Puerto Rico Trusts) that were consolidated.

The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts, which are accounted for under one of the following accounting models: insurance, derivative and FG VIE. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 3.73% to 5.37% with a weighted average of 4.34% as of June 30, 2023 and 3.82% to 4.69% with a weighted average of 4.08% as of December 31, 2022. Expected losses to be paid for U.S. dollar denominated transactions represented approximately 98.3% and 98.5% of the total as of June 30, 2023 and December 31, 2022, respectively.

Net Expected Loss to be Paid (Recovered)
Roll Forward

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$517	$432	$522	$411
Economic loss development (benefit) due to:
Accretion of discount	4	3	9	5
Changes in discount rates	(6)	(42)	4	(89)
Changes in timing and assumptions	51	7	47	8
Total economic loss development (benefit)	49	(32)	60	(76)
Net (paid) recovered losses (1)	(6)	42	(22)	107
Net expected loss to be paid (recovered), end of period	$560	$442	$560	$442
____________________
(1)     Net (paid) recovered losses in 2022 include the net amounts received pursuant to the portion of the 2022 Puerto Rico Resolutions related to PRCCDA, PRIFA and GO/PBA exposures, as described in Note 3, Outstanding Exposure.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Second Quarter 2023
Sector	Net Expected Loss to be Paid (Recovered) as of March 31, 2023	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2023
	(in millions)
Public finance:
U.S. public finance	$380	$57	$(4)	$433
Non-U.S. public finance	13	(3)	—	10
Public finance	393	54	(4)	443
Structured finance:
U.S. RMBS	82	(9)	—	73
Other structured finance	42	4	(2)	44
Structured finance	124	(5)	(2)	117
Total	$517	$49	$(6)	$560

	Second Quarter 2022
Sector	Net Expected Loss to be Paid (Recovered) as of March 31, 2022	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2022
	(in millions)
Public finance:
U.S. public finance	$181	$8	$21	$210
Non-U.S. public finance	10	(2)	(1)	7
Public finance	191	6	20	217
Structured finance:
U.S. RMBS	195	(39)	23	179
Other structured finance	46	1	(1)	46
Structured finance	241	(38)	22	225
Total	$432	$(32)	$42	$442

	Six Months 2023
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2022	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2023
	(in millions)
Public finance:
U.S. public finance	$403	$58	$(28)	$433
Non-U.S. public finance	9	1	—	10
Public finance	412	59	(28)	443
Structured finance:
U.S. RMBS	66	(4)	11	73
Other structured finance	44	5	(5)	44
Structured finance	110	1	6	117
Total	$522	$60	$(22)	$560

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

	Six Months 2022
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2021	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2022
	(in millions)
Public finance:
U.S. public finance	$197	$(40)	$53	$210
Non-U.S. public finance	12	(4)	(1)	7
Public finance	209	(44)	52	217
Structured finance:
U.S. RMBS	150	(32)	61	179
Other structured finance	52	—	(6)	46
Structured finance	202	(32)	55	225
Total	$411	$(76)	$107	$442
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets”.

The tables above include (i) net LAE paid of $5 million, $7 million, $8 million and $20 million for second quarter 2023, second quarter 2022, six months 2023 and six months 2022 respectively, and (ii) net expected LAE to be paid of $11 million as of both June 30, 2023 and December 31, 2022.

Public Finance

The largest component of public finance expected losses to be paid (recovered) and economic loss development (benefit) are U.S. exposures, including Puerto Rico exposures, which are discussed in Note 3, Outstanding Exposure.

U.S. RMBS Loss Projections

    The Company projects losses on its insured U.S. RMBS on a transaction-by-transaction basis by projecting the performance of the underlying pool of mortgages over time and then applying the structural features (e.g., payment priorities and tranching) of the RMBS and any expected representation and warranty (R&W) recoveries/payables to the projected performance of the collateral over time. The resulting projected claim payments or reimbursements are then discounted using risk-free rates.

Each period the Company reviews the assumptions it uses to make RMBS loss projections with consideration of updates on the performance of its insured transactions (including early-stage delinquencies, late-stage delinquencies and loss severity) as well as the residential property market and economy in general. To the extent it observes changes, it makes a judgment as to whether those changes are normal fluctuations or part of a more prolonged trend. The assumptions that the Company uses to project RMBS losses are shown in the sections below.

Net Economic Loss Development (Benefit)
U.S. RMBS

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
First lien U.S. RMBS	$—	$(14)	$—	$4
Second lien U.S. RMBS	(9)	(25)	(4)	(36)

First Lien U.S. RMBS Loss Projections: Alt-A, Prime, Option ARM and Subprime

     The majority of projected losses in first lien U.S. RMBS transactions are expected to come from non-performing mortgage loans (those that are or have recently been two or more payments behind, have been modified, are in foreclosure, or have been foreclosed upon). Changes in the amount of non-performing loans from the amount projected in the previous period

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
are one of the primary drivers of loss projections in this portfolio. In order to project the number of defaults arising from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various non-performing categories. The Company arrived at its liquidation rates based on data purchased from a third-party provider and assumptions about how delays in the foreclosure process and loan modifications may ultimately affect the rate at which loans are liquidated. Each quarter the Company reviews recent data and (if necessary) adjusts its liquidation rates based on its observations. The following table shows liquidation assumptions for various non-performing and re-performing categories.

First Lien U.S. RMBS Liquidation Rates

	As of
	June 30, 2023	December 31, 2022
Current but recently delinquent
Alt-A and Prime	20%	20%
Option ARM	20%	20%
Subprime	20%	20%
30 – 59 Days Delinquent
Alt-A and Prime	35%	35%
Option ARM	35%	35%
Subprime	30%	30%
60 – 89 Days Delinquent
Alt-A and Prime	40%	40%
Option ARM	45%	45%
Subprime	40%	40%
90+ Days Delinquent
Alt-A and Prime	55%	55%
Option ARM	60%	60%
Subprime	45%	45%
Bankruptcy
Alt-A and Prime	45%	45%
Option ARM	50%	50%
Subprime	40%	40%
Foreclosure
Alt-A and Prime	60%	60%
Option ARM	65%	65%
Subprime	55%	55%
Real Estate Owned
All	100%	100%

While the Company uses the liquidation rates above to project defaults of non-performing loans (including current loans that were recently modified or delinquent), it projects defaults on presently current loans by applying a conditional default rate (CDR) curve. The start of that CDR curve is based on the defaults the Company projects will emerge from currently nonperforming, recently nonperforming and modified loans. The total amount of expected defaults from the non-performing loans is translated into a constant CDR (i.e., the CDR plateau), which, if applied for each of the next 36 months, results in the projection of the defaults that are expected to emerge from the various delinquency categories. The CDR thus calculated individually on the delinquent collateral pool for each RMBS is then used as the starting point for the CDR curve used to project defaults of the presently performing loans.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Key Assumptions in Base Scenario Expected Loss Estimates
First Lien U.S. RMBS

	As of June 30, 2023				As of December 31, 2022
	Range			Weighted Average	Range			Weighted Average
Alt-A and Prime:
Plateau CDR	0.7%	-	10.3%	3.9%	1.6%	-	11.5%	5.1%
Final CDR	0.0%	-	0.5%	0.2%	0.1%	-	0.6%	0.3%
Initial loss severity:
2005 and prior	50%				50%
2006	50%				50%
2007+	50%				50%
Option ARM:
Plateau CDR	0.0%	-	9.6%	3.4%	2.0%	-	7.7%	4.3%
Final CDR	0.0%	-	0.5%	0.2%	0.1%	-	0.4%	0.2%
Initial loss severity:
2005 and prior	50%				50%
2006	50%				50%
2007+	50%				50%
Subprime:
Plateau CDR	1.6%	-	9.0%	4.9%	2.7%	-	9.7%	5.6%
Final CDR	0.1%	-	0.4%	0.2%	0.1%	-	0.5%	0.3%
Initial loss severity:
2005 and prior	50%				50%
2006	50%				50%
2007+	50%				50%

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The Company incorporates a recovery assumption into its reserving model to reflect observed trends in recoveries of deferred principal balances of modified first lien loans that had been previously written off. For transactions where the Company has detailed loan information, the Company assumes, in the base scenario, that 20% of the deferred loan balances will eventually be recovered upon sale of the collateral or refinancing of the loans. In the first quarter of 2023, in light of recent volatility in interest rates, the mortgage market and home prices, the Company also began incorporating a 10% recovery of deferred principal balances in the most stressful scenario and a 50% recovery in the least stressful scenario. The effect on expected losses of this refinement in methodology was less than $1 million.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien U.S. RMBS transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the plateau CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of June 30, 2023 and December 31, 2022.

Certain transactions benefit from excess spread when they are supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) but have insured floating rate debt linked to London Interbank Offered Rate (LIBOR). An increase in projected LIBOR decreases excess spread, while lower LIBOR results in higher excess spread. As previously announced by the ICE Benchmark Administration and the Financial Conduct Authority, publication of LIBOR was discontinued after June 30, 2023. The Company believes that the reference to LIBOR in such floating rate RMBS debt has been, or will be, replaced, by operation of law in accordance with federal legislation enacted in March 2022, with a rate based on the Secured Overnight Finance Rate (SOFR).

The Company used a similar approach to establish its scenarios as of June 30, 2023 as it used as of December 31, 2022, increasing and decreasing the periods of stress from those used in the base scenario, but, as mentioned above, it updated the assumed recovery for deferred principal balances for the most stressful and least stressful scenarios (to 10% and 50%, respectively) compared to December 31, 2022 (when 20% was assumed in all scenarios). In the Company’s most stressful scenario where 10% of deferred principal balances were recovered, loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 16 months, expected loss to be paid would increase from current projections by approximately $22 million for all first lien U.S. RMBS transactions. In the Company’s least stressful scenario where 50% of deferred principal balances are assumed to be recovered, the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over eight months), expected loss to be paid would decrease from current projections by approximately $31 million for all first lien U.S. RMBS transactions.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of June 30, 2023 and December 31, 2022, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company’s second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions quarterly based on actual recoveries of charged-off loans observed from period to period and reasonable expectations of future recoveries. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. The Company’s base scenario recovery assumption for charged-off loans is 30%, as shown in the table below, based on observed trends and reasonable expectations of future recoveries. Such recoveries are assumed to be received evenly over the next five years. In the first quarter of 2023, in light of recent volatility in interest rates, the mortgage market and home prices, as with the first lien deferred principal balances detailed earlier, the Company also began incorporating a 10% recovery of charged-off loan balances in the most stressful scenario and a 50% recovery in the least stressful scenario. The effect on expected losses of this refinement in methodology was less than $1 million.
The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base scenario, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien U.S. RMBS transactions (in the base scenario), which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is consistent with how the Company modeled the CPR as of December 31, 2022. To the extent that prepayments differ from projected levels, the Company’s projected excess spread and losses could materially change.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Key Assumptions in Base Scenario Expected Loss Estimates
HELOCs

	As of June 30, 2023				As of December 31, 2022
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	0.9%	-	5.8%	3.0%	0.4%	-	8.4%	3.5%
Final CDR trended down to	0.0%	-	0.3%	0.1%	0.0%	-	0.4%	0.2%
Liquidation rates:
Current but recently delinquent	20%				20%
30 – 59 Days Delinquent	30				30
60 – 89 Days Delinquent	40				40
90+ Days Delinquent	60				60
Bankruptcy	55				55
Foreclosure	55				55
Real Estate Owned	100				100
Loss severity on future defaults	98%				98%
Projected future recoveries on previously charged-off loans	30%				30%

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions.

The Company modeled scenarios with a longer period of elevated defaults and others with a shorter period of elevated defaults. In the Company’s most stressful scenario, assuming 10% recoveries on charged-off loans, increasing the CDR plateau to 42 months and increasing the ramp-down by four months to 16 months (for a total stress period of 58 months) would decrease the expected recovery by approximately $62 million for HELOC transactions. On the other hand, in the Company’s least stressful scenario, assuming 50% recoveries on charged-off loans, reducing the CDR plateau to 30 months and decreasing the length of the CDR ramp-down to eight months (for a total stress period of 38 months) and lowering the ultimate prepayment rate to 10% would increase the expected recovery by approximately $63 million for HELOC transactions.

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

5.    Contracts Accounted for as Insurance

The portfolio of outstanding exposures discussed in Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered), includes contracts that are accounted for as insurance contracts, derivatives and consolidated FG VIEs. Amounts presented in this note relate only to contracts accounted for as insurance, unless otherwise specified. See Note 6, Contracts Accounted for as Credit Derivatives, for amounts related to CDS and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for amounts that are accounted for as consolidated FG VIEs.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Premiums

Net Earned Premiums

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
Financial guaranty insurance:
Scheduled net earned premiums	$70	$70	$139	$149
Accelerations from refundings and terminations (1)	8	5	12	133
Accretion of discount on net premiums receivable	6	6	13	12
Financial guaranty insurance net earned premiums	84	81	164	294
Specialty net earned premiums	1	1	2	2
Net earned premiums	$85	$82	$166	$296
____________________
(1)    Six months 2022 accelerations included $104 million related to PRCCDA, PRIFA and GO/PBA exposures. See Note 3, Outstanding Exposure.

Gross Premium Receivable,
Net of Commissions Payable on Assumed Business
Roll Forward

	Six Months
	2023	2022
	(in millions)
Beginning of year	$1,298	$1,372
Less: Specialty insurance premium receivable	1	1
Financial guaranty insurance premiums receivable	1,297	1,371
Gross written premiums on new business, net of commissions	171	137
Gross premiums received, net of commissions	(120)	(180)
Adjustments:
Changes in the expected term and debt service assumptions	9	(4)
Accretion of discount, net of commissions on assumed business	13	12
Foreign exchange gain (loss) on remeasurement	46	(102)
Financial guaranty insurance premium receivable (1)	1,416	1,234
Specialty insurance premium receivable	1	1
June 30,	$1,417	$1,235

Approximately 72% and 74% of gross premiums receivable, net of commissions payable, at June 30, 2023 and December 31, 2022, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

The timing and cumulative amount of actual collections and net earned premiums may differ from those of expected collections and of expected net earned premiums in the table below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations, restructurings, changes in the consumer price indices, changes in expected lives and new business.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Insurance
Expected Future Premium Collections and Earnings

	As of June 30, 2023
	Future Gross Premiums to be Collected (1)	Future Net Premiums to be Earned (2)
	(in millions)
2023 (July 1 - September 30)	$51	$73
2023 (October 1 - December 31)	30	72
Subtotal 2023	81	145
2024	121	276
2025	104	258
2026	101	241
2027	97	227
2028-2032	404	947
2033-2037	270	633
2038-2042	187	386
After 2042	374	536
Total	$1,739	3,649
Future accretion		323
Total future net earned premiums		$3,972
____________________
(1)    Net of assumed commissions payable.
(2)     Net of reinsurance.

Selected Information for Financial Guaranty Insurance Policies with Premiums Paid in Installments

	As of
	June 30, 2023	December 31, 2022
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,416	$1,297
Deferred premium revenue	1,721	1,663
Weighted-average risk-free rate used to discount premiums	1.9%	1.8%
Weighted-average period of premiums receivable (in years)	12.4	12.9
Losses and Recoveries

Loss reserves and salvage are discounted at risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 3.73% to 5.37% with a weighted average of 4.36% as of June 30, 2023 and 3.82% to 4.69% with a weighted average of 4.15% as of December 31, 2022.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
    The following tables provide information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance.

Net Reserve (Salvage) by Sector

	As of
Sector	June 30, 2023	December 31, 2022
	(in millions)
Public finance:
U.S. public finance	$105	$71
Non-U.S. public finance	1	1
Public finance	106	72
Structured finance:
U.S. RMBS	(67)	(77)
Other structured finance	41	42
Structured finance	(26)	(35)
Total	$80	$37

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
Financial Guaranty Insurance Contracts

As of June 30, 2023
(in millions)
Net expected loss to be paid (recovered) - financial guaranty insurance	$259
Contra-paid, net	22
Salvage and subrogation recoverable, net	266
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(343)
Net expected loss to be expensed (present value)	$204

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

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of June 30, 2023
(in millions)
2023 (July 1 - September 30)	$4
2023 (October 1 - December 31)	3
Subtotal 2023	7
2024	14
2025	13
2026	17
2027	15
2028-2032	61
2033-2037	50
2038-2042	13
After 2042	14
Net expected loss to be expensed	204
Future accretion	30
Total expected future loss and LAE	$234

The following table presents the loss and LAE (benefit) reported in the condensed consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE (Benefit) by Sector

	Second Quarter		Six Months
Sector	2023	2022	2023	2022
	(in millions)
Public finance:
U.S. public finance	$56	$11	$52	$66
Non-U.S. public finance	—	—	—	—
Public finance	56	11	52	66
Structured finance:
U.S. RMBS	(2)	(22)	$4	$(19)
Other structured finance	1	—	3	(1)
Structured finance	(1)	(22)	7	(20)
Loss and LAE (benefit)	$55	$(11)	$59	$46

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of June 30, 2023

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	107	16	109	232	232
Remaining weighted-average period (in years)	9.2	16.3	7.2	9.6	9.7

Outstanding exposure:
Par	$2,326	$989	$2,280	$5,595	$5,578
Interest	1,191	923	872	2,986	2,983
Total (2)	$3,517	$1,912	$3,152	$8,581	$8,561

Expected cash outflows (inflows)	$110	$182	$1,702	$1,994	$1,982
Potential recoveries (3)	(296)	(79)	(1,329)	(1,704)	(1,693)
Subtotal	(186)	103	373	290	289
Discount	49	(23)	(56)	(30)	(30)
Expected losses to be paid (recovered)	$(137)	$80	$317	$260	$259

Deferred premium revenue	$106	$65	$151	$322	$322
Reserves (salvage)	$(163)	$39	$202	$78	$77

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

The components of the Company’s credit derivative net par outstanding by sector are presented in the table below. The estimated remaining weighted average life of credit derivatives was 12.6 years and 12.8 years as of June 30, 2023 and December 31, 2022, respectively.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
 Credit Derivatives (1)

	As of June 30, 2023		As of December 31, 2022
Sector	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$1,131	$(17)	$1,175	$(79)
Non-U.S. public finance	1,611	(22)	1,565	(58)
U.S. structured finance	336	(16)	342	(22)
Non-U.S. structured finance	127	(2)	121	(3)
Total	$3,205	$(57)	$3,203	$(162)
____________________
(1)    Expected loss to be paid was $3 million as of both June 30, 2023 and December 31, 2022.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of June 30, 2023		As of December 31, 2022
Rating Category	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,307	40.8%	$1,260	39.3%
AA	1,048	32.7	1,064	33.2
A	228	7.1	232	7.2
BBB	566	17.7	590	18.5
BIG	56	1.7	57	1.8
Credit derivative net par outstanding	$3,205	100.0%	$3,203	100.0%

 Fair Value Gains (Losses) on Credit Derivatives

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
Realized gains (losses) and other settlements	$—	$—	$1	$(1)
Net unrealized gains (losses)	91	9	105	7
Fair value gains (losses) on credit derivatives	$91	$9	$106	$6

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

CDS Spread on AGC (in basis points)

	As of June 30, 2023	As of December 31, 2022	As of June 30, 2022	As of December 31, 2021
Five-year CDS spread	99	63	103	49
One-year CDS spread	39	26	41	16

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AGC Credit Spread

	As of
	June 30, 2023	December 31, 2022
	(in millions)
Fair value of credit derivatives before effect of AGC credit spread	$(93)	$(207)
Plus: Effect of AGC credit spread	36	45
Net fair value of credit derivatives	$(57)	$(162)

The fair value of CDS contracts as of June 30, 2023, before considering the benefit applicable to AGC’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions compared to those at the time of underwriting for certain underlying credits with longer tenor.

7.    Investments

The majority of the investment portfolio comprises investment grade fixed-maturity securities managed by three outside managers. The Company has established investment guidelines for these investment managers regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector.

The remainder of the investment portfolio primarily consists of (i) Loss Mitigation Securities; (ii) New Recovery Bonds and CVIs received in connection with the consummation of the 2022 Puerto Rico Resolutions; (iii) other investments including certain fixed-maturity and short-term securities, and (iv) equity method investments. Equity method investments primarily consist of generally less liquid alternative investments including an investment in renewable and clean energy and private equity funds.

Investment Portfolio
Carrying Value

	As of
	June 30, 2023	December 31, 2022
	(in millions)
Fixed-maturity securities, available-for-sale (1):
Externally managed (2)	$5,551	$5,824
Loss Mitigation Securities	509	548
Puerto Rico, New Recovery Bonds (3)	36	358
Other (4)	392	389
Fixed-maturity securities, trading - Puerto Rico, CVIs (3)	340	303
Short-term investments (5)	1,650	810
Other invested assets:
Equity method investments (6)	130	123
Other	16	10
Total	$8,624	$8,365
____________________
(1)    7.5% and 7.4% of fixed-maturity securities were rated BIG as of June 30, 2023 and December 31, 2022, respectively, consisting primarily of Loss Mitigation Securities. 1.7% and 5.9% were not rated, as of June 30, 2023 and December 31, 2022, respectively.
(2)    As of June 30, 2023 and December 31, 2022 amounts include $292 million and $305 million, respectively, of CLOs that had been managed by AssuredIM under an investment management agreement until June 20, 2023.
(3)    These securities are not rated.
(4)    As of June 30, 2023 and December 31, 2022 amounts include $221 million and $232 million, respectively, of municipal bonds that had been managed by AssuredIM under an investment management agreement until June 20, 2023.
(5)     Weighted average credit rating of AAA as of both June 30, 2023 and December 31, 2022, based on the lower of the Moody’s Investors Service, Inc. (Moody’s) and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) classifications.
(6)    Excludes investments in AssuredIM Funds which are consolidated and accounted for as CIVs.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

Upon closing of the Sound Point Transaction and the AHP Transaction in July, the Company has increased the aggregate amount it has agreed to invest in alternative investments to $1.5 billion, including the $1 billion with Sound Point, subject to regulatory approval, which includes $510 million of investment capital (at fair value), and $991 million in unfunded commitments. See Note 1, Business and Basis of Presentation for a description of the Sound Point Transaction.

Of the $1.5 billion to be invested, the U.S. Insurance Subsidiaries through their jointly owned investment subsidiary, AGAS, are authorized to invest up to $750 million plus previously distributed gains of $114 million for a total of $864 million as of June 30, 2023. As of July 1, 2023, AGAS commitments to funds previously managed by AssuredIM were $553 million (of which $333 million was funded with a net asset value (NAV) of $350 million). This capital was committed to several funds, each dedicated to a single strategy, including CLOs, asset-based finance and healthcare structured capital and are managed by Sound Point or by AHP. As of June 30, 2023, all of the funds in which AGAS invests are accounted for as CIVs. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Accrued investment income, which is reported in “other assets,” was $73 million as of June 30, 2023 and $71 million as of December 31, 2022. In six months 2023 and six months 2022, the Company did not write off any accrued investment income.

Available-for-Sale Fixed-Maturity Securities by Security Type
As of June 30, 2023

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Credit Rating (2)
	(dollars in millions)
Obligations of state and political subdivisions	42%	$2,973	$(14)	$27	$(110)	$2,876	AA-
U.S. government and agencies	1	69	—	1	(6)	64	AA+
Corporate securities (3)	33	2,330	(6)	3	(261)	2,066	A
Mortgage-backed securities (4):
RMBS	6	440	(20)	3	(71)	352	BBB+
Commercial mortgage-backed securities (CMBS)	3	214	—	—	(10)	204	AAA
Asset-backed securities:
CLOs	7	468	—	—	(14)	454	A+
Other	6	432	(39)	17	(36)	374	CCC+
Non-U.S. government securities	2	118	—	—	(20)	98	AA-
Total available-for-sale fixed-maturity securities	100%	$7,044	$(79)	$51	$(528)	$6,488	A

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
(4)U.S. government-agency obligations were approximately 38% and 30% of mortgage-backed securities as of June 30, 2023 and December 31, 2022, respectively, based on fair value.

Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of June 30, 2023

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1,357	$(18)	$622	$(89)	$1,979	$(107)
U.S. government and agencies	9	—	32	(6)	41	(6)
Corporate securities	473	(13)	1,253	(202)	1,726	(215)
Mortgage-backed securities:
RMBS	127	(6)	56	(5)	183	(11)
CMBS	21	(1)	183	(9)	204	(10)
Asset-backed securities:
CLOs	1	—	415	(14)	416	(14)
Other	10	—	18	(2)	28	(2)
Non-U.S. government securities	—	—	94	(20)	94	(20)
Total	$1,998	$(38)	$2,673	$(347)	$4,671	$(385)
Number of securities (1)		778		1,079		1,830

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

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of June 30, 2023 and December 31, 2022 were related to higher interest rates rather than credit quality. As of June 30, 2023, the Company did not intend to and was not required to sell investments in an unrealized loss position prior to expected recovery in value. As of June 30, 2023, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 508 securities had unrealized losses in excess of 10% of their carrying value, whereas as of December 31, 2022, 567 securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $269 million as of June 30, 2023 and $329 million as of December 31, 2022.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2023 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of June 30, 2023

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$286	$280
Due after one year through five years	1,537	1,430
Due after five years through 10 years	1,696	1,597
Due after 10 years	2,871	2,625
Mortgage-backed securities:
RMBS	440	352
CMBS	214	204
Total	$7,044	$6,488

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
    Based on fair value, investments and other assets that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted, totaled $230 million as of June 30, 2023 and $222 million as of December 31, 2022. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or are otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amounts of $1,149 million and $1,169 million based on fair value as of June 30, 2023 and December 31, 2022, respectively.

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

Income from Investments

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
Investment income:
Fixed-maturity securities, available-for-sale:
Externally managed (1)	$53	$50	$105	$100
Loss Mitigation Securities	12	6	22	15
Puerto Rico, New Recovery Bonds	1	3	4	4
Other (2)	4	4	7	7
Short-term investments	18	1	32	1
Other invested assets	2	—	2	—
Investment income	90	64	172	127
Investment expenses	(1)	(2)	(2)	(3)
Net investment income	$89	$62	$170	$124

Fair value gains (losses) on trading securities (3)	$40	$(18)	$38	$(22)
Equity in earnings (losses) of investees (4)	$5	$—	$7	$(11)
____________________
(1)    Amounts for 2022 include income on the portion of the CLO portfolio that was previously managed by AssuredIM.
(2)    Amounts for 2022 include income on the portion of the municipal bond portfolio that was previously managed by AssuredIM.
(3)    Fair value gains on trading securities pertaining to securities still held as of June 30, 2023 were $40 million for second quarter 2023 and $38 million for six months 2023, respectively. Fair value losses on trading securities pertaining to securities still held as of June 30, 2022 were $12 million for second quarter 2022 and $16 million for six months 2022, respectively.
(4)     Fair value gains (losses) on investments where the fair value option (FVO) was elected utilizing the NAV as a practical expedient were $1 million in second quarter 2023, $2 million in six months 2023, and $3 million in six months 2022.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Realized Investment Gains (Losses)

    The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
Gross realized gains on sales of available-for-sale securities (1)	$7	$—	$19	$—
Gross realized losses on sales of available-for-sale securities (1)	(6)	(21)	(15)	(23)
Net foreign currency gains (losses)	—	(3)	—	(3)
Change in allowance for credit losses and intent to sell	(10)	(4)	(15)	(9)
Other net realized gains (losses)	—	—	—	10
Net realized investment gains (losses)	$(9)	$(28)	$(11)	$(25)
____________________
(1)    Gross realized gains and losses on sales in all periods related primarily to sales of New Recovery Bonds received as part of the 2022 Puerto Rico Resolutions.

The proceeds from sales of fixed-maturity securities classified as available-for-sale were $239 million in second quarter 2023, $296 million in second quarter 2022, $694 million in six months 2023 and $353 million in six months 2022.

The following table presents the roll forward of allowance for the credit losses on available-for-sale fixed-maturity securities.

Roll Forward of Allowance for
Credit Losses for Available-for-Sale Fixed-Maturity Securities

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$69	$47	$65	$42
Additions for securities for which credit losses were not previously recognized	—	—	—	4
Additions (reductions) for securities for which credit losses were previously recognized	10	4	14	5
Balance, end of period	$79	$51	$79	$51

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

As part of the terms of its financial guaranty contracts, the insurance subsidiaries obtain certain protective rights with respect to the VIE that give them additional controls over a VIE. These protective rights are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer or collateral manager’s financial condition. At deal inception, the insurance subsidiaries typically are not deemed to control the VIE; however, once a trigger event occurs, the insurance subsidiaries’ control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the insurance subsidiaries and, accordingly, where they are obligated to absorb VIE losses or receive benefits that could potentially be significant to the VIE. The insurance subsidiaries are deemed to be the control party for certain VIEs under GAAP, typically when their protective rights give them the power to both terminate and replace the transaction’s servicer or collateral manager, which are characteristics specific to the Company’s financial guaranty contracts. If the protective rights that could make the insurance subsidiaries the control party have not been triggered, then the VIE is not consolidated. If the insurance subsidiaries are deemed to no longer have those protective rights, the VIE is deconsolidated.

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

The Company has elected the FVO for all assets and all liabilities of the structured finance and other FG VIEs. The change in fair value of all structured finance and other FG VIEs’ assets and liabilities is reported in “fair value gains (losses) on FG VIEs” in the condensed consolidated statement of operations, except for the change in fair value attributable to change in instrument-specific credit risk (ISCR) on the structured finance and other FG VIEs’ liabilities, which is reported in other comprehensive income (OCI). As of both June 30, 2023 and December 31, 2022, the Company consolidated 25 structured finance and other FG VIEs.

Puerto Rico Trusts

As of June 30, 2023 and December 31, 2022, the Company consolidated 45 custodial trusts established as part of the 2022 Puerto Rico Resolutions discussed in Note 3, Outstanding Exposure, Exposure to Puerto Rico. With respect to certain insured securities covered by the 2022 Puerto Rico Resolutions, insured bondholders were permitted to elect to receive custody receipts that represent an interest in the legacy insurance policy plus cash, New Recovery Bonds and/or CVIs that constitute distributions under the 2022 Puerto Rico Resolutions. (At least one separate custodial trust was set up for each legacy insured bond, and the trusts are deconsolidated as they are paid off.) For those who made this election, distributions of Plan Consideration are immediately passed through to insured bondholders under the custody receipts to the extent of any cash or proceeds of new securities held in the custodial trust and are applied to make payments and/or prepayments of amounts due under the legacy insured bonds. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions of Plan Consideration are insufficient to pay or prepay such amounts after giving effect to the distributions described in the immediately preceding sentence. In the case of insured bondholders who elected to receive custody receipts, the Company retains the right to satisfy its obligations under the insurance policy with respect to the related legacy insured bonds at any time thereafter, with 30 days’ notice, by paying 100% of the then outstanding principal amount of insured bonds plus accrued interest. On July 28, 2023, the Company directed the trustee to notify certain holders of custody receipts representing interests in legacy insured GO, PBA and HTA bonds of its intent to satisfy on August

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
31, 2023 its obligations under the legacy insured bonds with respect to $108 million net par outstanding as of July 28, 2023 and, following payment of such obligations, AGC and AGM will receive the New Recovery Bonds and/or CVIs with notional amounts and maturity values totaling $94 million as of July 28, 2023 held as collateral with respect to the custodial trusts. The Company consolidated the Puerto Rico Trusts as its insurance subsidiaries are deemed to be the primary beneficiary given its power to collapse these trusts.

Puerto Rico Trusts
Carrying Value

	As of
	June 30, 2023	December 31, 2022
	(in millions)
New Recovery Bonds, available-for-sale	$218	$204
CVIs, trading	5	5

New Recovery Bonds
Reported in FG VIEs’ Assets
Available-for-Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in millions)
As of June 30, 2023	$205	$15	$(2)	$218
As of December 31, 2022	204	4	(4)	204

As of June 30, 2023, 11 securities in the Puerto Rico Trusts were in a gross unrealized loss position totaling $2 million and had a fair value of $21 million. All of these securities were in a continuous unrealized loss position for more than 12 months. As of December 31, 2022, 14 securities in the Puerto Rico Trusts were in a gross unrealized loss position totaling $4 million and had a fair value of $110 million. All of these securities were in a continuous unrealized loss position for less than 12 months. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss.

The Company has determined that the unrealized losses recorded as of June 30, 2023 and December 31, 2022 were primarily attributable to the change in interest rates, rather than credit quality. As of June 30, 2023 and December 31, 2022, the Company did not intend to and was not required to sell these investments prior to an expected recovery in value. As of June 30, 2023 and December 31, 2022, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, three and eight securities, respectively, had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $1 million and $3 million as of June 30, 2023 and December 31, 2022, respectively.

The amortized cost and estimated fair value of available-for-sale New Recovery Bonds by contractual maturity as of June 30, 2023 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

New Recovery Bonds in FG VIEs’ Assets
Available-for-Sale
Distribution by Contractual Maturity
As of June 30, 2023

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$1	$1
Due after one year through five years	6	6
Due after five years through 10 years	42	44
Due after 10 years	156	167
Total	$205	$218

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Components of FG VIEs’ Assets and Liabilities

Net fair value gains and losses on FG VIEs are expected to reverse to zero by the maturity of the FG VIEs’ debt, except for net premiums received and net claims paid by the insurance subsidiaries under the financial guaranty insurance contracts. The Company’s estimate of expected loss to be paid (recovered) for FG VIEs is included in Note 4, Expected Loss to be Paid (Recovered).

The table below shows the carrying value of FG VIEs’ assets and liabilities segregated by type of collateral.

Consolidated FG VIEs by Type of Collateral

	As of
	June 30, 2023	December 31, 2022
	(in millions)
FG VIEs’ assets:
U.S. RMBS first lien	$154	$167
U.S. RMBS second lien	27	30
Puerto Rico Trusts’ assets (includes $223 and $209 at fair value) (1)	226	212
Other	7	7
Total FG VIEs’ assets	$414	$416
FG VIEs’ liabilities with recourse:
U.S. RMBS first lien	$165	$176
U.S. RMBS second lien	22	24
Puerto Rico Trusts’ liabilities	493	495
Other	7	7
Total FG VIEs’ liabilities with recourse	$687	$702
FG VIEs’ liabilities without recourse:
U.S. RMBS first lien	$12	$13
Total FG VIEs’ liabilities without recourse	$12	$13
____________________
(1)    Includes $2 million of cash as of December 31, 2022.

The change in the ISCR of the FG VIEs’ assets for which the Company elected the FVO (FG VIEs’ assets at FVO) held as of June 30, 2023 that was reported in the condensed consolidated statements of operations for second quarter 2023 and six months 2023 were losses of $1 million and $2 million, respectively. The change in the ISCR of the FG VIEs’ assets at FVO held as of June 30, 2022 was a gain of $1 million and a loss of $4 million for second quarter 2022 and six months 2022, respectively. The ISCR amount is determined by using expected cash flows at the original date of consolidation, discounted at the effective yield, less current expected cash flows discounted at that same original effective yield.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Selected Information for FG VIEs’ Assets and Liabilities
Measured under the FVO

	As of
	June 30, 2023	December 31, 2022
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$266	$265
FG VIEs’ liabilities with recourse	23	21
FG VIEs’ liabilities without recourse	16	15
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	30	34
Unpaid principal for FG VIEs’ liabilities with recourse (1)	710	723
____________________
(1)    FG VIEs’ liabilities with recourse will mature at various dates ranging from 2023 through 2041.

CIVs

As of June 30, 2023, CIVs consist of certain AssuredIM Funds, CLOs and CLO warehouses for which the Company was the primary beneficiary or has a controlling interest. The Company consolidates investment vehicles when it is deemed to be the primary beneficiary, based on its power to direct the most significant activities of each VIE and its level of economic interest in the entities. In light of the Sound Point Transaction and the AHP Transaction, the Company is evaluating whether it will continue to consolidate each of its consolidated investment vehicles (CIVs).

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

Number of Consolidated CIVs by Type

	As of
CIV Type	June 30, 2023	December 31, 2022
Funds (1)	6	8
CLOs (2)	10	10
CLO warehouses (3)	2	4
Total number of consolidated CIVs (4)	18	22
____________________
(1)    Two funds were deconsolidated in six months 2023. One fund was consolidated in six months 2022.
(2)    During six months 2022, the Company deconsolidated a CLO with assets and liabilities of $417 million.
(3)    Two CLO warehouses were deconsolidated in six months 2023. One CLO warehouse was consolidated in six months 2022
(4)    As of June 30, 2023 and December 31, 2022, one and two, respectively, CIV were voting interest entities (VOEs). Certain funds meet the criteria for a VOE because the Company possesses substantially all of the economics and all of the decision-making authority.

During six months 2023, no consolidated CLO warehouses became CLOs. During six months 2022, two consolidated CLO warehouses became CLOs.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Assets and Liabilities of CIVs

	As of
	June 30, 2023	December 31, 2022
	(in millions)
Assets:
Fund assets:
Cash and cash equivalents	$28	$59
Fund investments, at fair value
Equity securities and warrants	299	434
Corporate securities	84	96
Structured products	74	128
Due from brokers and counterparties	3	—
Other	—	1
CLO and CLO warehouse assets:
Cash	21	38
CLO investments:
Loans in CLOs, FVO	4,283	4,202
Loans in CLO warehouses, FVO	169	368
Short-term investments, at fair value	69	135
Due from brokers and counterparties	25	32
Total assets (1)	$5,055	$5,493
Liabilities:
CLO obligations, FVO (2)	4,138	4,090
Warehouse financing debt, FVO (3)	157	313
Due to brokers and counterparties	60	112
Other liabilities	105	110
Total liabilities	$4,460	$4,625
____________________
(1)    Includes investments in AssuredIM Funds and other affiliated entities of $267 million and $392 million as of June 30, 2023 and December 31, 2022, respectively. Includes assets of a VOE of $24 million as of June 30, 2023, and assets and liabilities of a VOE of $58 million and $1 million, respectively, as of December 31, 2022.
(2)    The weighted average maturity of CLO obligations was 5.8 years as of June 30, 2023 and 6.2 years as of December 31, 2022. The weighted average interest rate of CLO obligations was 6.6% as of June 30, 2023 and 5.3% as of December 31, 2022. CLO obligations have stated final maturity dates from 2034 to 2035.
(3)    The weighted average maturity of warehouse financing debt of CLO warehouses was 0.3 years as of June 30, 2023 and 1.9 years as of December 31, 2022. The weighted average interest rate of warehouse financing debt of CLO warehouses was 5.3% as of June 30, 2023 and 4.5% as of December 31, 2022. Warehouse financing debt will mature at various dates from 2023 to 2024.

The “equity securities and warrants” category in the table above includes $127 million as of December 31, 2022 related to a consolidated feeder’s investment in a municipal master fund that was unwound in January 2023 based on its December 31, 2022 valuation. On January 31, 2023, the fund distributed substantially all of its available cash to AGAS and other investors in the fund. As of June 30, 2023 and December 31, 2022, other liabilities in the table above include redeemable noncontrolling interests (NCI).

As of June 30, 2023, the CIVs had unfunded commitments to invest of $452 million.

As of June 30, 2023 and December 31, 2022, the CIVs included derivative contracts with notional amounts totaling $39 million and $46 million, respectively, and average notional amounts of $42 million and $47 million, respectively. The fair value of derivative contracts is reported in the “assets of CIVs” or “liabilities of CIVs” in the condensed consolidated balance sheets. The net change in fair value is reported in “fair value gains (losses) on CIVs” in the condensed consolidated statements of operations. The net change in fair value of derivative contracts were gains of $4 million for second quarter 2022 and $8 million for six months 2022.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

As of June 30, 2023, these credit facilities had varying maturities ranging from 2023 to 2024 with the aggregate principal amount not exceeding $820 million. The available commitments were based on the amount of equity contributed to the warehouses which was $217 million. As of June 30, 2023, $134 million was drawn under credit facilities with interest rate Euro InterBank Offered Rate (Euribor) plus 300 basis points (bps) (with a floor on Euribor of zero). The CLO warehouses were in compliance with all financial covenants as of June 30, 2023.

As of June 30, 2023, a consolidated healthcare fund was a party to a credit facility (jointly with another healthcare fund that was not consolidated) with a maturity date of December 29, 2023 with the aggregate principal amount not to exceed $110 million jointly and $71 million individually for the consolidated healthcare fund. The available commitment was based on the capital committed to the funds. As of June 30, 2023, $54 million was drawn by the consolidated fund under the credit facility with an interest rate of Prime (with a Prime floor of 3%). The fund was in compliance with all financial covenants as of June 30, 2023.

NCI in CIVs

NCI represents the proportion of the consolidated funds not owned by the Company and includes ownership interests of third parties, employees, and former employees. The NCI is non-redeemable and presented on the statement of shareholders’ equity.

Other Consolidated VIEs

    In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the obligations under the original financial guaranty insurance or insured credit derivative contract, the Company classifies the assets and liabilities of that VIE in the line items that most accurately reflect the nature of such assets and liabilities, as opposed to within FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $89 million and liabilities of $9 million as of June 30, 2023, and assets of $86 million and liabilities of $12 million as of December 31, 2022, primarily reported in “investments” and “credit derivative liabilities” on the condensed consolidated balance sheets.

Non-Consolidated VIEs

    As described in Note 3, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 15 thousand policies monitored as of June 30, 2023, approximately 14 thousand policies are not within the scope of FASB ASC 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of both June 30, 2023 and December 31, 2022, the Company identified 85 policies that contain provisions and experienced events that may trigger consolidation.

    The Company manages funds and CLOs that have been determined to be VIEs in which the Company concluded that it is not the primary beneficiary because it lacks a controlling financial interest. As such, the Company does not consolidate these entities. The Company’s equity interests in these entities are reported in “other invested assets” on the condensed consolidated balance sheets. The maximum exposure to loss is limited to the Company’s investment in equity interests (which is less than $1 million as of both June 30, 2023 and December 31, 2022) as well as foregone future management and performance fees. See Note 10, Asset Management Fees, for earnings and receivables from managing funds and CLOs.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During six months 2023, no changes were made to the Company’s valuation models that had, or are expected to have, a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

There was a transfer of a fixed-maturity security in the investment portfolio and securities in the FG VIEs’ asset portfolio from Level 3 to Level 2 during second quarter 2022. There were no other transfers from or into Level 3 during the periods presented.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
dependent on the asset class and the market conditions. The valuation of fixed-maturity securities is more subjective when markets are less liquid due to the lack of market-based inputs.

    As of June 30, 2023, the Company used models to price 193 securities. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts; and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

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

The fair value of CCS, which is reported in other assets on the condensed consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC CCS and AGM’s Committed Preferred Trust Securities (the AGM CPS) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security. The change in fair value of the AGC CCS and AGM CPS are reported in “fair value gains (losses) on committed capital securities” in the condensed consolidated statements of operations. The estimated current cost of the Company’s CCS is based on several factors, including AGM and AGC CDS spreads, the Company's publicly traded debt and the term the securities are estimated to remain outstanding. The AGC CCS and AGM CPS are classified as Level 3.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at June 30, 2023 were such that market prices of the Company’s CDS contracts were not available.

Assumptions and Inputs

    The various inputs and assumptions that are key to the measurement of the Company’s fair value for CDS contracts are as follows: the gross spread, the allocation of gross spread among the bank profit, net spread and hedge cost and the weighted average life which is based on debt service schedules. The Company obtains gross spreads on its outstanding contracts from market data sources published by third parties (e.g., dealer spread tables for the collateral similar to assets within the Company’s transactions), as well as collateral-specific spreads provided by or obtained from market sources. The bank profit represents the profit the originator, usually an investment bank, realizes for structuring and funding the transaction; the net spread represents the premiums paid to the Company for the Company’s credit protection provided; and the hedge cost represents the cost of CDS protection purchased by the originator to hedge its counterparty credit risk exposure to the Company.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The rates used to discount future expected premium cash flows ranged from 2.94% to 5.48% at June 30, 2023 and 2.78% to 5.08% at December 31, 2022.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of limiting the amount of unrealized gains that are recognized on certain CDS contracts. Given market conditions and the Company’s own credit spreads, approximately 10.6%, based on fair value, of the Company’s CDS contracts were fair valued using this minimum premium as of June 30, 2023. As of December 31, 2022, the use of the minimum premium did not have a significant effect on fair value. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC’s credit spreads. In general, when AGC’s credit spreads narrow, the cost to hedge AGC’s name declines and more transactions price above previously established floor levels. Meanwhile, when AGC’s credit spreads widen, the cost to hedge AGC’s name increases causing more transactions to price at established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC hedged by its counterparties, with independent third parties periodically. The implied credit risk of AGC, indicated by the trading level of AGC’s own credit spread, is a significant factor in the amount of exposure to AGC that a bank or transaction hedges. When AGC’s credit spreads widen, the hedging cost of a bank or originator increases. Higher hedging costs reduce the amount of contractual cash flows AGC can capture as premium for selling its protection, while lower hedging costs increase the amount of contractual cash flows AGC can capture.

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

A credit derivative liability on protection sold is the result of contractual cash inflows on in-force transactions that are lower than what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the reporting date. If the Company were able to freely exchange these contracts (i.e., assuming its contracts did not contain proscriptions on transfer and there was a viable exchange market), it would realize a loss representing the difference between the lower contractual premiums to which it is entitled and the current market premiums for a similar contract. The Company determines the fair value of its CDS contracts by applying the difference between the current net spread and the contractual net spread for the remaining duration of each contract to the notional value of such contract and discounting such amounts using the applicable discount rate corresponding to the weighted average remaining life of the contract.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

FG VIEs’ Assets and Liabilities

FG VIEs include Puerto Rico Trusts and structured finance and other FG VIEs. Assets in the Puerto Rico Trusts, which consist of New Recovery Bonds and CVIs, are classified as Level 2. The Company elected the FVO for the Puerto Rico Trusts’ liabilities and they are classified as Level 3. See “ - Fixed Maturity Securities” above for a description of the fair value methodology for the New Recovery Bonds and CVIs in the Puerto Rico Trusts. For structured finance and other FG VIEs’ assets and liabilities the Company elected the FVO and they are classified as Level 3.

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

The third party pricing service utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted-average lives and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithms designed to aggregate market color, received by the independent third party, on comparable bonds.

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

The change in fair value of FG VIEs’ assets and liabilities is reported in “fair value gains (losses) on FG VIEs” in the condensed consolidated statement of operations, except for (i) the change in fair value attributable to change in ISCR on FG VIEs’ liabilities, and (ii) unrealized gains and losses on the New Recovery Bonds in the Puerto Rico Trusts, which are reported in OCI. Interest income and interest expense are derived from the trustee reports and also included in “fair value gains (losses) on FG VIEs.” Investment income on the New Recovery Bonds and changes in fair value on the CVIs in the Puerto Rico Trusts are all reported in “fair value gains (losses) on FG VIEs” on the condensed consolidated statement of operations.

Assets and Liabilities of CIVs

The consolidated CLOs are collateralized financing entities (CFEs), and therefore, the debt issued by, and loans held by, the consolidated CLOs are measured under the FVO using the CFE practical expedient. Loans in CLOs are priced using a loan pricing service which aggregates quotes from loan market participants. The loans are all Level 2 assets, which are more

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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
As of June 30, 2023

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed-maturity securities, available-for-sale
Obligations of state and political subdivisions	$—	$2,830	$46	$2,876
U.S. government and agencies	—	64	—	64
Corporate securities	—	2,066	—	2,066
Mortgage-backed securities:
RMBS	—	190	162	352
CMBS	—	204	—	204
Asset-backed securities	—	28	800	828
Non-U.S. government securities	—	98	—	98
Total fixed-maturity securities, available-for-sale	—	5,480	1,008	6,488
Fixed-maturity securities, trading	—	340	—	340
Short-term investments	1,629	21	—	1,650
Other invested assets (1)	—	—	3	3
FG VIEs’ assets	—	223	188	411
Assets of CIVs (2):
Fund investments:
Equity securities and warrants	—	4	290	294
Corporate securities	—	—	84	84
Structured products	—	74	—	74
CLOs and CLO warehouse assets:
Loans	—	4,452	—	4,452
Short-term investments	69	—	—	69
Total assets of CIVs	69	4,530	374	4,973
Assets held for sale	1	—	—	1
Other assets	59	49	33	141
Total assets carried at fair value	$1,758	$10,643	$1,606	$14,007
Liabilities:
Credit derivative liabilities	$—	$—	$58	$58
FG VIEs’ liabilities (3)	—	—	699	699
Liabilities of CIVs:
CLO obligations of CFEs	—	—	4,138	4,138
Warehouse financing debt	—	127	30	157
Securitized borrowing	—	—	31	31
Total liabilities of CIVs	—	127	4,199	4,326
Liabilities held for sale	—	7	—	7
Total liabilities carried at fair value	$—	$134	$4,956	$5,090

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
___________________
(1)    Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis. Excludes $23 million of equity method investments measured at fair value under the FVO using the NAV as a practical expedient as of both June 30, 2023 and December 31, 2022.
(2)    Excludes $5 million, as of both June 30, 2023 and December 31, 2022, in investments in AssuredIM Funds for which the Company records a 100% NCI. The consolidation of these funds results in a gross up of assets and NCI on the consolidated financial statements; however, it results in no economic equity or net income attributable to AGL. As of December 31, 2022, excludes $127 million investment in the AssuredIM municipal relative value master fund, which is measured using NAV as a practical expedient.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
(3)    Includes FG VIEs’ liabilities with recourse and FG VIEs’ liabilities without recourse. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during second quarter 2023, second quarter 2022, six months 2023 and six months 2022.

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Second Quarter 2023

	Fixed-Maturity Securities, Available-for-Sale								Assets of CIVs
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities and Warrants		Corporate Securities		Structured Products	Other (7)
	(in millions)
Fair value as of March 31, 2023	$47		$174		$795		$197		$329		$93		$17	$34
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	1	(1)	4	(1)	(3)	(1)	(2)	(2)	7	(4)	(1)	(4)	—	3	(3)
Other comprehensive income (loss)	(1)		(7)		(5)		—		—		—		—	—
Purchases	—		—		18		—		34		2		—	—
Sales	—		—		(2)		—		(80)		(10)		(17)	—
Settlements	(1)		(9)		(3)		(7)		—		—		—	(4)
Fair value as of June 30, 2023	$46		$162		$800		$188		$290		$84		$—	$33
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2023 included in:
Earnings							$(3)	(2)	$(33)	(4)	$—		$—	$3	(3)
OCI	$(1)		$(7)		$(4)									$—

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Second Quarter 2023

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)		Liabilities of CIVs
	(in millions)
Fair value as of March 31, 2023	$(148)		$(704)		$(4,220)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	91	(6)	(2)	(2)	17	(4)
Other comprehensive income (loss)	—		2		(5)
Settlements	—		5		9
Fair value as of June 30, 2023	$(57)		$(699)		$(4,199)
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2023 included in:
Earnings	$91	(6)	$4	(2)	$(2)	(4)
OCI			$2		$(5)

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
Second Quarter 2022

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Six Months 2023

	Fixed-Maturity Securities, Available-for-Sale							Assets of CIVs
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities	FG VIEs’ Assets		Equity Securities and Warrants		Corporate Securities		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2022	$47		$179		$794	$204		$297		$96		$46		$50
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	1	(1)	7	(1)	—	(1)	(2)	40	(4)	(3)	(4)	2	(4)	(13)	(3)
Other comprehensive income (loss)	—		(8)		(8)	—		—		—		—		—
Purchases	—		—		23	—		38		6		—		—
Sales	—		—		(2)	—		(85)		(15)		(48)		—
Settlements	(2)		(16)		(7)	(15)		—		—		—		(4)
Fair value as of June 30, 2023	$46		$162		$800	$188		$290		$84		$—		$33
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2023 included in:
Earnings						$(3)	(2)	$(1)	(4)	$(3)	(4)	$—		$(13)	(3)
OCI	$—		$(8)		$(7)									$—

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Six Months 2023

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2022	$(162)		$(715)		$(4,154)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	106	(6)	1	(2)	(45)	(4)
Other comprehensive income (loss)	—		1		(13)
Settlements	(1)		14		13
Fair value as of June 30, 2023	$(57)		$(699)		$(4,199)
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2023 included in:
Earnings	$105	(6)	$2	(2)	$(67)	(4)
OCI			$1		$(13)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Six Months 2022

	Fixed-Maturity Securities, Available-for-Sale						Assets of CIVs
	Obligations of State and Political Subdivisions	RMBS		Asset- Backed Securities	FG VIEs’ Assets		Equity Securities		Corporate Securities		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2021	$72	$216		$863	$260		$239		$91		$—		$27
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	10	(1)	—	(3)	(2)	26	(4)	6	(4)	(3)	(4)	11	(3)
Other comprehensive income (loss)	(8)	(19)		(37)	—		—		—		—		(1)
Purchases	—	—		35	—		5		1		42		—
Sales	—	—		(12)	—		(12)		(8)		(21)		—
Settlements	(13)	(23)		(44)	(34)		—		—		—		—
Consolidations	—	—		—	15		—		—		—		—
Deconsolidations	—	—		—	(15)		—		—		20		—
Fair value as of June 30, 2022	$51	$184		$805	$223		$258		$90		$38		$37
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2022 included in:
Earnings					$(2)	(2)	$18	(4)	$5	(4)	$(3)	(4)	$11	(3)
OCI	$(10)	$(17)		$(36)									$(1)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Six Months 2022

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
____________________
(1)Included in “net realized investment gains (losses)” and “net investment income.”
(2)Included in “fair value gains (losses) on FG VIEs.”
(3)Reported in “fair value gains (losses) on CCS”, “net investment income” and “other income (loss).”
(4)Reported in “fair value gains (losses) on CIVs.”
(5)Represents the net position of credit derivatives. Credit derivative assets (reported in “other assets”) and credit derivative liabilities (presented as a separate line item) are shown as either assets or liabilities in the condensed consolidated balance sheets based on net exposure by transaction.
(6)Reported in “fair value gains (losses) on credit derivatives.”
(7)Includes CCS and other invested assets.
(8)Includes FG VIEs’ liabilities with recourse and FG VIEs’ liabilities without recourse.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Level 3 Fair Value Disclosures
Quantitative Information About Level 3 Fair Value Inputs
As of June 30, 2023

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$46	Yield	7.3%	-	20.0%	8.8%
RMBS	162	CPR	1.0%	-	15.1%	4.2%
		CDR	1.5%	-	16.0%	5.8%
		Loss severity	50.0%	-	125.0%	82.6%
		Yield	7.5%	-	11.8%	9.0%
Asset-backed securities:
Life insurance transactions	326	Yield	8.1%
CLOs	454	Discount margin	1.5%	-	3.9%	2.6%
Others	20	Yield	7.0%	-	12.8%	12.7%
FG VIEs’ assets (1)	188	CPR	0.4%	-	22.1%	8.3%
		CDR	1.3%	-	41.0%	9.3%
		Loss severity	45.0%	-	100.0%	82.5%
		Yield	8.0%	-	11.1%	9.5%
Assets of CIVs (3):
Equity securities and warrants	290	Yield	8.7%
		Discount rate	17.1%	-	27.4%	23.6%
		Market multiple-enterprise value/revenue	0.95x	-	0.99x	0.97x
		Market multiple-enterprise value/EBITDA (6)	2.50x	-	11.50x	10.66x
		Market multiple-price to book	1.00x
		Market multiple-price to earnings	5.25x
		Terminal growth rate	3.0%	-	4.0%	3.4%
		Exit multiple-EBITDA	11.00x	-	12.00x	11.29x
		Exit multiple-price to book	1.10x
		Exit multiple-price to earnings	5.25x
		Cost	1.00x
		Sale scenario - discount rate	4.7%	-	4.8%	4.8%
		Haircut to Holdback	30.0%	-	95.0%	62.5%
Corporate securities	84	Discount rate	17.1%
		Yield	16.3%
		Cost	1.00x
		Market multiple-enterprise value/EBITDA	2.50x	-	2.75x	2.63x
Other assets (1)	32	Implied Yield	8.1%	-	8.7%	8.4%
		Term (years)	10 years

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Credit derivative liabilities, net (1)	$(57)	Hedge cost (in bps)	17.2	-	39.5	24.2
		Bank profit (in bps)	115.9	-	298.8	178.0
		Internal floor (in bps)	10.0
		Internal credit rating	AAA	-	CCC	AA
FG VIEs’ liabilities (1)	(699)	CPR	0.4%	-	22.1%	8.3%
		CDR	1.3%	-	41.0%	9.3%
		Loss severity	45.0%	-	100.0%	82.5%
		Yield	4.5%	-	11.1%	5.5%
Liabilities of CIVs (1):
CLO obligations of CFEs (5)	(4,138)	Yield	4.8%	-	24.1%	7.0%
Warehouse financing debt	(30)	Yield	0.0%	-	9.3%	9.3%
Securitized borrowing	(31)	Discount rate	24.3%
		Terminal growth rate	3.0%
		Exit multiple-EBITDA	11.00x
		Market multiple-enterprise value/EBITDA	10.50x	-	11.50x	11.00x
___________________
(1)    Discounted cash flow is used as the primary valuation technique.
(2)    Excludes several investments reported in “other invested assets” with a fair value of $3 million.
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Other Liabilities

As of June 30, 2023 and December 31, 2022, $36 million and $35 million, respectively, of AssuredIM’s obligation under a master repurchase agreement to finance AssuredIM’s purchase of 5% of the senior and equity notes issued by certain consolidated European CLOs, which was required to comply with its European risk retention obligations, were included in “liabilities held for sale” and “other liabilities,” respectively. The maturity dates are in 2034 and 2035. AssuredIM’s obligation under the master repurchase agreement is not guaranteed by any Assured Guaranty insurance or holding companies.
The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of June 30, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Assets of CIVs (1)	$47	$47	$46	$46
Assets held for sale	10	10	—	—
Other assets (including other invested assets) (2)	130	131	92	93
Financial guaranty insurance contracts (3)	(2,291)	(1,901)	(2,335)	(986)
Long-term debt	(1,677)	(1,491)	(1,675)	(1,477)
Liabilities of CIVs (4)	(114)	(114)	(170)	(170)
Liabilities held for sale	(36)	(36)	—	—
Other liabilities (5)	(66)	(66)	(43)	(43)
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

10.    Asset Management Fees

    The following table presents the sources of asset management fees on a consolidated basis. Upon closing of the Sound Point Transaction and the AHP Transaction, the Company will account for its investment in Sound Point as an equity method investment rather than as a consolidated asset manager.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Asset Management Fees

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
Management fees:
CLOs (1)	$9	$8	$17	$17
Opportunity funds and liquid strategies	1	8	4	12
Wind-down funds	—	—	—	1
Total management fees	10	16	21	30
Performance fees	6	1	18	15
Reimbursable fund expenses	11	4	14	10
Total asset management fees	$27	$21	$53	$55
_____________________
(1)    To the extent that the Company’s wind-down and/or opportunity funds are invested in AssuredIM managed CLOs, AssuredIM may rebate any management fees and/or performance fees earned from the CLOs.

The Company had management and performance fees receivable of $10 million as of both June 30, 2023 and December 31, 2022. These balances are in “assets held for sale” and “other assets” on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. Performance fees were attributable to the healthcare and asset-based funds.

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

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities)

	As of
	June 30, 2023	December 31, 2022
	(in millions)
Net deferred tax assets (liabilities)	$101	$114
Net current tax assets (liabilities)	35	63

Valuation Allowance

As of June 30, 2023 and December 31, 2022, the Company had $5 million in foreign tax credits (FTCs) due to the 2017 Tax Cuts and Jobs Act for use against regular tax in future years. FTCs will expire in 2027. In analyzing the future realizability of FTCs, the Company notes limitations on future foreign source income due to overall foreign losses as negative evidence. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
that the remaining FTCs of $5 million will not be utilized, and therefore maintained the valuation allowance from December 31, 2022 with respect to this tax attribute.

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

Changes in market conditions during 2023 and 2022, including rising interest rates, resulted in the recording of deferred tax assets related to net unrealized tax capital losses. When assessing recoverability of these deferred tax assets, the Company considers the ability and intent to hold the underlying securities to recovery in value, if necessary, as well as other factors as noted above. As of June 30, 2023 and December 31, 2022, based on all available evidence, including capital loss carryback capacity, the Company concluded that the deferred tax assets related to the unrealized tax capital losses on the available-for-sale securities portfolios are, more likely than not, expected to be realized.

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

Effective Tax Rate Reconciliation

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
Expected tax provision (benefit)	$23	$(2)	$43	$12
Tax-exempt interest	(3)	(4)	(6)	(7)
NCI	—	(5)	(3)	(6)
State taxes	4	4	7	8
Foreign taxes	(4)	9	1	10
Stock based compensation	(1)	2	—	4
Other	(1)	(1)	(1)	—
Total provision (benefit) for income taxes	$18	$3	$41	$21
Effective tax rate	12.6%	(12.9)%	15.6%	30.3%

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

Pre-tax Income (Loss) by Tax Jurisdiction

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
U.S.	$117	$25	$225	$109
Bermuda	33	(10)	58	17
U.K.	(4)	(31)	(15)	(45)
Other	(2)	(6)	(4)	(10)
Total	$144	$(22)	$264	$71

Revenue by Tax Jurisdiction

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
U.S.	$293	$106	$528	$375
Bermuda	58	6	93	39
U.K.	8	(18)	21	(18)
Other	1	(4)	1	(6)
Total	$360	$90	$643	$390

Pre-tax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Audits

As of June 30, 2023, AGUS had open tax years with the U.S. Internal Revenue Service (IRS) for 2018 forward and is currently under audit for the 2018 and 2019 tax years. As of June 30, 2023, Assured Guaranty Overseas US Holdings Inc. had open tax years with the IRS for 2019 forward and is not currently under audit with the IRS. In September 2022, His Majesty’s Revenue & Customs completed a business risk review of Assured Guaranty that commenced in July 2022 and assigned a low-risk rating for corporate taxes in the U.K. The Company’s French subsidiary is not currently under examination and has open tax years of 2019 forward.

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

    In addition, in the ordinary course of their respective businesses, certain of AGL’s insurance subsidiaries are involved in litigation with third parties to recover insurance losses paid in prior periods or prevent or reduce losses in the future. For example, the Company is involved in a number of legal actions in the Federal District Court of Puerto Rico to enforce or defend its rights with respect to the obligations it insures of Puerto Rico and various of its related authorities and public corporations. See “Exposure to Puerto Rico” section of Note 3, Outstanding Exposure, for a description of such actions. Also in the ordinary course of their respective business, certain of AGL’s investment management affiliates are involved in litigation with third parties regarding fees, appraisals, or portfolio companies. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
year. In the first quarter of 2023, the Company reduced its previously recorded accrual of $20 million to zero in connection with developments in litigation.

    The Company also receives subpoenas and interrogatories from regulators from time to time.

Litigation

    On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC, which, in the past, had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York (the Court), asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination in December 2008 of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP’s termination in July 2009 of 28 other credit derivative transactions between LBIE and AGFP and AGFP’s calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP had terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and properly calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed (as described below) and approximately $21 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On March 15, 2013, the Court granted AGFP’s motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE’s claim with respect to the 28 other credit derivative transactions. Following a bench trial, on March 8, 2023, the Court rendered its decision and found in favor of AGFP. On May 17, 2023, the Court issued an order holding that AGFP is entitled to interest on its damages award at a rate of 8% simple and directing the clerk to enter judgment in favor of AGFP. On June 30, 2023, the clerk entered judgment in favor of AGFP in the amount of approximately $54 million for damages and prejudgment interest on AGFP’s counterclaims and, on July 10, 2023, LBIE filed a notice of appeal of that judgment. On July 1, 2023, AGFP moved the Court to award it approximately $58 million for attorneys’ fees and expenses AGFP incurred through March 2023. The Company has not accrued for either of these amounts in its financial statements.

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

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Second Quarter 2023

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, March 31, 2023	$(254)	$(105)	$(24)	$(43)	$6	$(420)
Other comprehensive income (loss) before reclassifications	(30)	(18)	1	1	—	(46)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	1	(10)	—	—	—	(9)
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Interest expense	—	—	—	—	1	1
Total before tax	1	(10)	(1)	—	1	(9)
Tax (provision) benefit	(1)	2	—		—	1
Total amount reclassified from AOCI, net of tax	—	(8)	(1)	—	1	(8)
Other comprehensive income (loss)	(30)	(10)	2	1	(1)	(38)
Balance, June 30, 2023	$(284)	$(115)	$(22)	$(42)	$5	$(458)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Second Quarter 2022

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, March 31, 2022	$37	$(63)	$(21)	$(37)	$6	$(78)
Other comprehensive income (loss) before reclassifications	(261)	(48)	2	(8)	—	(315)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(23)	(5)	—	—	—	(28)
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	(23)	(5)	(1)	—	—	(29)
Tax (provision) benefit	4	1	1	—	—	6
Total amount reclassified from AOCI, net of tax	(19)	(4)	—	—	—	(23)
Other comprehensive income (loss)	(242)	(44)	2	(8)	—	(292)
Balance, June 30, 2022	$(205)	$(107)	$(19)	$(45)	$6	$(370)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Accumulated Other Comprehensive Income (Loss) by Component
Six Months 2023

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2022	$(343)	$(110)	$(23)	$(45)	$6	$(515)
Other comprehensive income (loss) before reclassifications	61	(17)	(1)	3	—	46
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	4	(15)	—	—	—	(11)
Fair value gains (losses) on FG VIEs	—	—	(2)	—	—	(2)
Interest expense	—	—	—	—	1	1
Total before tax	4	(15)	(2)	—	1	(12)
Tax (provision) benefit	(2)	3	—		—	1
Total amount reclassified from AOCI, net of tax	2	(12)	(2)	—	1	(11)
Other comprehensive income (loss)	59	(5)	1	3	(1)	57
Balance, June 30, 2023	$(284)	$(115)	$(22)	$(42)	$5	$(458)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Six Months 2022

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2021	$375	$(24)	$(21)	$(36)	$6	$300
Other comprehensive income (loss) before reclassifications	(600)	(91)	1	(9)	—	(699)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(24)	(10)	—	—	—	(34)
Fair value gains (losses) on FG VIEs	—	—	(2)	—	—	(2)
Total before tax	(24)	(10)	(2)	—	—	(36)
Tax (provision) benefit	4	2	1	—	—	7
Total amount reclassified from AOCI, net of tax	(20)	(8)	(1)	—	—	(29)
Other comprehensive income (loss)	(580)	(83)	2	(9)	—	(670)
Balance, June 30, 2022	$(205)	$(107)	$(19)	$(45)	$6	$(370)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Share Repurchases

    As of August 8, 2023, the Company was authorized to purchase $158 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2022 (January 1 - March 31)	2,738,223	$155	$56.62
2022 (April 1 - June 30)	2,605,947	151	58.03
2022 (July 1- September 30)	1,790,395	97	53.77
2022 (October 1- December 31)	1,713,416	100	58.34
Total 2022	8,847,981	$503	56.79
2023 (January 1 - March 31)	36,369	2	62.23
2023 (April 1 - June 30)	453,942	24	53.08
2023 (July 1 - August 8)	320,646	19	58.32
Total 2023	810,957	$45	55.56

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
14.    Earnings Per Share

Computation of Earnings Per Share

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$125	$(47)	$206	$19
Less: Distributed and undistributed income (loss) available to nonvested shareholders	1	—	1	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$124	$(47)	$205	$19
Basic shares	59.2	63.8	59.1	65.0
Basic EPS	$2.09	$(0.74)	$3.46	$0.29

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$124	$(47)	$205	$19
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$124	$(47)	$205	$19
Basic shares	59.2	63.8	59.1	65.0
Dilutive securities:
Restricted stock awards	0.9	—	1.2	1.2
Diluted shares	60.1	63.8	60.3	66.2
Diluted EPS	$2.06	$(0.74)	$3.40	$0.29
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.2	2.1	0.1	1.2

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
•geopolitical risk, including United States (U.S.)-China strategic competition and technology decoupling, Russia’s invasion of Ukraine and the resulting economic sanctions, fragmentation of global supply chains, volatility in energy prices, potential for increased cyberattacks, and risk of intentional or accidental escalation between The North Atlantic Treaty Organization (NATO) and Russia;
•the possibility of a U.S. government shutdown, payment defaults on the debt of the U.S. government or instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, and downgrades to their credit ratings;
•public health crises, including pandemics and endemics, and the governmental and private actions taken in response to such events;
•developments in the world’s financial and capital markets, including stresses in the financial condition of banking institutions in the U.S., that adversely affect repayment rates related to commercial real estate, municipalities and other insured obligors, Assured Guaranty’s insurance loss or recovery experience, or investments of Assured Guaranty;
•reduction in the amount of available insurance opportunities and/or in the demand for Assured Guaranty’s insurance;
•the risk that the Company’s investments in funds managed by Sound Point Capital Management, LP (Sound Point) do not result in the benefits anticipated or subject Assured Guaranty to negative consequences;
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
•the impact of the Company satisfying its obligations under insurance policies with respect to legacy insured Puerto Rico bonds;
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
•the impacts of the completion of Assured Guaranty’s transactions with Sound Point and/or Assured Healthcare Partners LLC (AHP) on Assured Guaranty and its relationships with its shareholders, regulators, rating agencies, employees and the obligors it insures and on the AssuredIM Contributed Business and on the business of AHP and their relationships with their respective clients and employees;
•the possibility that strategic transactions made by Assured Guaranty, including the consummation of the transactions with Sound Point and/or AHP, do not result in the benefits anticipated or subject Assured Guaranty to negative consequences;
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
•the impact of climate change on Assured Guaranty’s business and regulatory actions taken related to such risk;
•other risk factors identified in AGL’s filings with the U.S. Securities and Exchange Commission (SEC);
•other risks and uncertainties that have not been identified at this time; and
•management’s response to these factors.

The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements and risk factors that are included in this Form 10-Q, as well as the risk factors included in the Company’s 2022 Annual Report on Form 10-K. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s reports filed with the SEC.

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

In the Insurance segment, the Company provides credit protection products to the U.S. and non-U.S. public finance (including infrastructure) and structured finance markets. Until July 1, 2023, the Company served as investment advisor to collateralized loan obligations (CLOs) and opportunity funds, as well as certain legacy hedge and opportunity funds subject to an orderly wind-down, through Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM). Beginning July 1, 2023, the Company participates in the asset management business through its ownership interest in Sound Point as described below.

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

Asset Management Transactions

On July 1, 2023, Assured Guaranty contributed to Sound Point most of its asset management business, other than that conducted by Assured Healthcare Partners LLC (AssuredIM Contributed Business), as contemplated by the transaction agreement entered into with Sound Point on April 5, 2023 (Transaction Agreement). In addition, in accordance with the terms of a letter agreement (Letter Agreement), effective July 1, 2023, Assured Guaranty Municipal Corp. (AGM) and Assured Guaranty Corp. (AGC) (collectively, the U.S. Insurance Subsidiaries) (i) engaged Sound Point as their sole alternative credit manager, and (ii) transitioned to Sound Point the management of certain existing alternative investments and related commitments. The Letter Agreement also provides that, in the first two years of Sound Point’s engagement, the U.S. Insurance Subsidiaries would, subject to regulatory approval, make new investments in funds, other vehicles and separately managed accounts managed by Sound Point which, when aggregated with the alternative investments and commitments transitioned from AssuredIM, will total $1 billion. See Note 7, Investments. Assured Guaranty received, subject to certain potential post-closing adjustments, common interests in Sound Point representing a 30% participation percentage in Sound Point, and certain other interests in related Sound Point entities (the transactions contemplated under the Transaction Agreement and the Letter Agreement, the Sound Point Transaction).

Based on the combined assets under management (AUM) of AssuredIM and Sound Point as of March 31, 2023, Sound Point would be the fifth largest CLO manager by AUM in the world (based on March 31, 2023 CreditFlux CLO manager rankings).

In July 2023, Assured Guaranty sold all of its equity interests in Assured Healthcare Partners LLC (AHP), which manages healthcare funds, to an entity owned and controlled by the managing partner of AHP (AHP Transaction). In connection with the AHP Transaction, the Company agreed to remain a strategic investor in certain AHP investment vehicles, is retaining certain carried interest in AHP entities and received other consideration.

Economic Environment

Real gross domestic product (GDP) increased 2.4% in the three-month period ended June 30, 2023 (second quarter 2023), compared to an increase of 2.0% in the first quarter of 2023, according to the advance estimate released by the U.S. Bureau of Economic Analysis (BEA). At the end of June 2023, the U.S. unemployment rate, seasonally adjusted, stood at 3.6%, nearly unchanged from where it had started the quarter, and down from the COVID-19 pandemic high of 14.7% in April 2020. The Company believes a more robust economy makes it less likely that obligors whose obligations it guarantees will default.

According to the U.S. Bureau of Labor Statistics (BLS), the inflation rate in the U.S. before seasonal adjustment for the 12-month period ending June 2023, as measured by the Consumer Price Index for All Urban Consumers (CPI-U), was 3.0%, as compared to 5.0% for the 12-month period ending March 2023. The BLS reports that the 3.0% increase for the 12 months ending June 2023 was the smallest 12-month increase since the period ending March 2021. According to the United

Kingdom’s (U.K.) Office for National Statistics, the Consumer Prices Index including owner occupiers’ housing costs (CPIH) was 7.3% for the 12 months to June 2023, down from 8.9% for the 12 months ended March 2023. Consumer price inflation may impact the Company indirectly to the extent it makes it more difficult for obligors to make their debt payments or causes interest rates to rise more generally. In addition, consumer price inflation in the U.K. increases reported net par outstanding for certain U.K exposures with approximately $22.0 billion of net par outstanding as of June 30, 2023, and also increases projected future installment premiums on the portion of such exposure that pays at least a portion of the premium on an installment basis over the term of the exposure.

With the Federal Open Market Committee (FOMC) acknowledging the need to combat inflation, the FOMC decided at its meeting in March 2022 to start again raising the target range for the federal funds rate and has continued to do so since then. In addition, the FOMC stated that it would reduce its holdings of treasury securities and agency debt and agency mortgage-backed securities. From March 2022 through July 26, 2023, the FOMC raised the target range for the federal funds rate 11 times, from a range of 0% to 0.25% where it started 2022 to a range of 5.25% to 5.50% at its July 25-26, 2023 meeting, stating that it seeks to achieve maximum employment and inflation at the rate of 2% over the longer run. In determining the extent to which additional policy firming may be appropriate to return inflation to 2% over time, the FOMC indicated that it will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments.

The level and direction of interest rates and credit spreads impact the Company in numerous ways. On the one hand, higher interest rates may reduce the fair value of fixed-maturity securities currently held in the Company’s investment portfolio, dampen municipal bond issuance and negatively impact the finances of some of the obligors whose payments the Company insures.

On the other hand, higher interest rates are often accompanied by wider spreads, which may make the Company’s credit enhancement products more attractive in the U.S. municipal bond market and increase the level of premiums it can charge for those products. The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company’s largest financial guaranty insurance market, U.S. public finance. The MMD rate averaged 3.41% for the quarter ended June 2023, slightly higher than the 3.37% average for the quarter ended March 2023, and higher than the 3.05% average for the quarter ended June 2022. Meanwhile, the difference, or credit spread, between the 30-year BBB-rated general obligation relative to the 30-year AAA MMD averaged 101 basis points (bps) in the quarter ended June 2023, which is the same spread as the quarter ended March 2023, but wider than the 90 bps average for the quarter ended June 2022. The Company believes that, over time, wider spreads could permit it to increase its premium rates on new business, and higher interest rates may also increase the amount the Company can earn on its largely fixed-maturity securities.

Additionally, the Company believes that higher interest rates are discouraging homeowners from moving as many are locked into lower mortgage interest rates at the homes in which they reside, which, in turn, is restricting housing inventory and leading to an increase in home prices as demand outpaces supply. The increase in housing prices may benefit distressed residential mortgage-backed securities (RMBS) the Company insures. The National Association of Realtors reported existing-home sales declined 18.9% in June 2023 from one year ago with fewer Americans on the move. The median existing-home price for all housing types in June 2023 was $410,200, an increase of 9.2% from March 2023 ($375,700).
Key Business Strategies

    The Company continually evaluates its business strategies and is currently pursuing key business strategies in three areas: (i) insurance; (ii) asset management and alternative investments; and (iii) capital management.

Insurance

    The Company seeks to grow the insurance business through new business production, acquisitions of monoline financial guaranty companies that currently are in runoff and no longer actively writing new business (legacy monoline insurers) or reinsurance of their insured portfolios, and to continue to mitigate losses in its current insured portfolio.

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

    The low interest rate environment and tight U.S. municipal credit spreads from when the financial crisis began in 2008 through early 2020 dampened demand for bond insurance compared to the levels before the financial crisis. After the onset of the COVID-19 pandemic in early 2020, credit spreads initially widened as a result of market concerns about the impact of the COVID-19 pandemic on some municipal credits, thereby improving demand for financial guaranty insurance even in a low interest rate environment, before narrowing again in 2022. The Company believes that, over time, wider credit spreads may improve demand for bond insurance.

    In certain segments of the infrastructure and structured finance markets, the Company believes its financial guaranty product is competitive with other financing options. For example, certain investors may receive advantageous capital requirement treatment with the addition of the Company’s guaranty. The Company considers its involvement in both infrastructure and structured finance transactions to be beneficial because such transactions diversify both the Company’s business opportunities and its risk profile beyond U.S. public finance. The timing of new business production in the infrastructure and structured finance sectors is influenced by typically long lead times and therefore may vary from period to period.

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Six Months 2023	Six Months 2022	Year Ended December 31, 2022
	(dollars in billions, except number of issues and percentages)
Par:
New municipal bonds issued	$172.5	$200.8	$359.7
Total insured	$15.6	$17.6	$28.8
Insured by Assured Guaranty	$9.8	$9.9	$17.0
Number of issues:
New municipal bonds issued	3,525	4,682	7,902
Total insured	622	840	1,420
Insured by Assured Guaranty	290	378	648
Bond insurance market penetration based on:
Par	9.0%	8.8%	8.0%
Number of issues	17.6%	17.9%	18.0%
Single A par sold	36.8%	35.7%	30.2%
Single A transactions sold	62.3%	59.0%	59.0%
$25 million and under par sold	22.3%	21.6%	21.9%
$25 million and under transactions sold	21.2%	20.8%	21.4%
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

After over five years of negotiations, 2022 was a turning point for resolving a substantial portion of the Company’s Puerto Rico exposure in accordance with four orders entered by the United States District Court of the District of Puerto Rico (Federal District Court of Puerto Rico) related to the Company’s exposure to all defaulting Puerto Rico credits except Puerto Rico Electric Power Authority (PREPA) (2022 Puerto Rico Resolutions) as discussed in Item 1, Financial Statements, Note 3, Outstanding Exposure—Exposure to Puerto Rico.

As a result of the 2022 Puerto Rico Resolutions, the Company’s obligations under its insurance policies covering debt of the Puerto Rico Convention Center District Authority (PRCCDA) and Puerto Rico Infrastructure Authority (PRIFA) were extinguished, and its insurance exposure to Puerto Rico general obligations (GO) bonds, Public Buildings Authority (PBA) bonds and Puerto Rico Highway and Transportation Authority (PRHTA) bonds was greatly reduced. The Company believes the 2022 Puerto Rico Resolutions mark significant milestones in its Puerto Rico loss mitigation efforts. In connection with the 2022 Puerto Rico Resolutions, the Company received substantial amounts of cash, new general obligation bonds (New GO Bonds) and new bonds backed by toll revenues (Toll Bonds, and together with New GO Bonds, New Recovery Bonds) and contingent value instruments (CVIs) associated with its direct exposures. The Company has sold some of the New Recovery Bonds and CVIs it had received in connection with the 2022 Puerto Rico Resolutions and may continue to sell amounts it still retains, subject to market conditions. The Company continues to work to resolve its remaining unresolved defaulted Puerto Rico exposure, PREPA. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Item 1, Financial Statements, Note 3, Outstanding Exposure, and the Insured Portfolio section below.

The Company is and has for several years been working with the servicers of some of the RMBS transactions it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans to help improve the performance of the related RMBS.

The Company also purchases attractively priced obligations, including below-investment-grade (BIG) obligations, that it has insured and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The fair value of Loss Mitigation Securities as of June 30, 2023 (excluding the value of the Company’s insurance) was $463 million, with a par of $761 million.

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

Asset Management and Alternative Investments

Until July 1, 2023, the Company pursued its asset management strategy through AssuredIM. With the consummation of the Sound Point Transaction and AHP Transaction, effective as of July 1, 2023, the Company will participate in the asset management business through its ownership interest in Sound Point, and will no longer directly manage investments for third parties through its subsidiaries.

The Company’s ownership interest in Sound Point furthers its strategy of participating in a fee-based earnings stream independent of the risk-based premiums generated by its financial guaranty business. The Sound Point business was strengthened by the addition of AssuredIM’s AUM (excluding AUM relating to AHP).

The Company also expects its relationship with Sound Point to enhance its alternative investment opportunities. Upon closing of the Sound Point Transaction and the AHP Transaction in July, the Company has increased the aggregate amount it has agreed to invest in alternative investments to $1.5 billion, including the $1 billion with Sound Point, subject to regulatory approval. See Note 1, Business and Basis of Presentation for a description of the Sound Point Transaction. Of the $1.5 billion to be invested, the U.S. Insurance Subsidiaries through their jointly owned investment subsidiary, AGAS, are authorized to invest up to $750 million plus previously distributed gains of $114 million for a total of $864 million as of June 30, 2023. As of July 1, 2023, AGAS commitments to funds previously managed by AssuredIM of $553 million are managed by Sound Point or by AHP.

Capital Management

    The Company has developed strategies to efficiently manage capital within the Assured Guaranty group.

From 2013 through August 8, 2023, the Company has repurchased 142 million common shares for approximately $4.7 billion, representing approximately 73% of the total shares outstanding at the beginning of the repurchase program in 2013. As of August 8, 2023, the Company was authorized to purchase $158 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 13, Shareholders’ Equity, for additional information about the Company’s repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013 - 2022	$4,661	140.875	$33.09
2023 (First Quarter)	2	0.036	62.23
2023 (Second Quarter)	24	0.454	53.08
2023 (through August 8)	19	0.321	58.32
Cumulative repurchases since the beginning of 2013	$4,706	$141.686	33.21

As of June 30, 2023, the estimated accretive effect of the cumulative repurchases of common shares since the beginning of 2013 was approximately: $39.94 per share in shareholders’ equity attributable to AGL, $44.15 per share in adjusted operating shareholders’ equity and $78.42 per share in adjusted book value.

The Company considers the appropriate mix of debt and equity in its capital structure. In 2021, the Company issued $500 million of 3.15% Senior Notes, due in 2031 and $400 million of 3.6% Senior Notes, due in 2051. The proceeds from these issuances were used to redeem $100 million of AGMH’s 6 7/8% Quarterly Interest Bonds due in 2101, $230 million of AGMH’s 6.25% Notes due in 2102, $100 million of AGMH’s 5.60% Notes due in 2103, and $170 million of the $500 million of AGUS 5% Senior Notes due in 2024. Proceeds from the debt issuances that were not used to redeem debt were used for general corporate purposes, including share repurchases. Since the second quarter of 2017, AGUS has also purchased $154 million in principal of AGMH’s outstanding Junior Subordinated Debentures.

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

Financial Performance of Assured Guaranty

Financial Results

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions, except per share amounts)
GAAP
Net income (loss) attributable to AGL	$125	$(47)	$206	$19
Net income (loss) attributable to AGL per diluted share	$2.06	$(0.74)	$3.40	$0.29
Weighted average diluted shares (1)	60.1	63.8	60.3	66.2

Non-GAAP
Adjusted operating income (loss) (2)	$36	$30	$104	$120
Adjusted operating income per diluted share	$0.60	$0.46	$1.72	$1.81
Weighted average diluted shares	60.1	65.0	60.3	66.2

Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income	$(18)	$10	$(22)	$—
Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income per share	$(0.30)	$0.15	$(0.35)	$—

Components of total adjusted operating income (loss)
Insurance segment	$106	$55	$223	$188
Asset Management segment	(2)	—	(3)	—
Corporate division	(50)	(35)	(94)	(68)
Other (3)	(18)	10	(22)	—
Adjusted operating income (loss)	$36	$30	$104	$120

Insurance Segment
Gross written premiums (GWP)	$95	$65	$181	$135
Present value of new business production (PVP) (2)	91	76	203	145
Gross par written	8,974	6,695	14,337	11,166

Asset Management Segment
AUM (4)
Inflows - third party	$2	$1,270	$3	$1,361
Inflows - intercompany	—	154	—	154

	As of June 30, 2023		As of December 31, 2022
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$5,276	$89.65	$5,064	$85.80
Adjusted operating shareholders' equity (2)	5,628	95.64	5,543	93.92
Adjusted book value (2)	8,487	144.21	8,379	141.98
Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating shareholders’ equity	(3)	(0.04)	17	0.28
Gain (loss) related to FG VIE and CIV consolidation included in adjusted book value	(7)	(0.12)	11	0.19
Common shares outstanding (5)	58.9		59.0
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
(4)    The Company was limited in its ability to raise third party AUM in 2023 as a result of the pending Sound Point Transaction and AHP Transaction due to regulatory and practical considerations.
(5)    See “— Overview— Key Business Strategies – Capital Management” above for information on common share repurchases.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Revenues:
Net earned premiums	$85	$82	$166	$296
Net investment income	89	62	170	124
Asset management fees	27	21	53	55
Net realized investment gains (losses)	(9)	(28)	(11)	(25)
Fair value gains (losses) on credit derivatives	91	9	106	6
Fair value gains (losses) on CCS	1	10	(15)	11
Fair value gains (losses) on FG VIEs	(3)	10	(8)	16
Fair value gains (losses) on CIVs	6	3	64	17
Foreign exchange gains (losses) on remeasurement	28	(71)	48	(101)
Fair value gains (losses) on trading securities	40	(18)	38	(22)
Other income (loss)	5	10	32	13
Total revenues	360	90	643	390
Expenses:
Loss and LAE (benefit)	55	(11)	59	46
Interest expense	22	20	43	40
Amortization of deferred acquisition cost (DAC)	3	3	6	7
Employee compensation and benefit expenses	70	59	152	132
Other operating expenses	71	41	126	83
Total expenses	221	112	386	308
Income (loss) before income taxes and equity in earnings (losses) of investees	139	(22)	257	82
Equity in earnings (losses) of investees	5	—	7	(11)
Income (loss) before income taxes	144	(22)	264	71
Less: Provision (benefit) for income taxes	18	3	41	21
Net income (loss)	126	(25)	223	50
Less: Noncontrolling interests	1	22	17	31
Net income (loss) attributable to Assured Guaranty Ltd.	$125	$(47)	$206	$19

Effective tax rate	12.6%	(12.9)%	15.6%	30.3%

Second Quarter 2023 Compared with Second Quarter 2022

The increase in net income attributable to AGL in second quarter 2023 compared with the three-month period ended June 30, 2022 (second quarter 2022) was primarily due to:

•foreign exchange gains on remeasurement in second quarter 2023, compared with losses in second quarter 2022,

•higher fair value gains on credit derivatives in second quarter 2023,

•fair value gains on trading portfolio in second quarter 2023, compared with losses in second quarter 2022, and

•higher net investment income.

These increases were offset in part by:

•losses and LAE in second quarter 2023 compared with a benefit in second quarter 2022, and

•higher operating expenses, primarily due to expenses of $24 million associated with the Sound Point Transaction and AHP Transaction.

Six Months 2023 Compared with Six Months 2022

Net income attributable to AGL for the six-month period ended June 30, 2023 (six months 2023) was higher compared with the six-month period ended June 30, 2022 (six months 2022) primarily due to:

•foreign exchange gains on remeasurement in six months 2023, compared with losses in six months 2022,

•higher fair value gains on credit derivatives in six months 2023,

•fair value gains on trading portfolio in six months 2023, compared with losses in six months 2022,

•higher fair value gains on CIVs, and

•higher net investment income.

These increases were offset in part by:

•lower net earned premiums in six months 2023 compared with six months 2022 which benefited from premium accelerations related to the 2022 Puerto Rico Resolutions, and

•higher operating expenses in six months 2023 primarily due to expenses of $31 million associated with the Sound Point Transaction and AHP Transaction.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19% prior to March 31, 2023 and 25% after April 1 2023, the French subsidiary taxed at the French marginal corporate tax rate of 25%, and no taxes for the Company’s Bermuda subsidiaries, unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Adjusted Operating Income

Adjusted operating income in second quarter 2023 was $36 million, compared with $30 million in second quarter 2022. The increase was primarily due to fair value gains on the trading portfolio and higher net investment income, offset in part by higher losses and transaction expenses related to the Sound Point Transaction and the AHP transaction. Adjusted operating income in six months 2023 was $104 million, compared with $120 million in six months 2022. The decrease was primarily due to lower net earned premiums in six months 2023, compared with six months 2022 which included premium accelerations related to the 2022 Puerto Rico Resolutions, and higher operating expenses, partially offset by fair value gains on the trading portfolio and CIVs. See “— Results of Operations — Reconciliation to GAAP” for the reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

Book Value and Adjusted Book Value

Shareholders’ equity attributable to AGL as of June 30, 2023 increased compared with December 31, 2022, as net income and other comprehensive income were partially offset by dividends and share repurchases. Adjusted operating shareholders’ equity and adjusted book value increased primarily due to operating income offset in part by dividends and share repurchases, and in the case of adjusted book value, the increase was also due to new business production. See “— Non-GAAP Financial Measures” below for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and adjusted book value.

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

After acknowledging the need to combat inflation, the FOMC of the Federal Reserve Board decided at its March 2022 meeting to start again raising the target federal funds rate, and raised the rate 11 times from March 2022 through July 26, 2023. At its July 25-26, 2023 meeting, the FOMC raised the federal funds target rate by 25 bps to 5.25% to 5.5%, and stated that its decision to raise the target range of the federal funds rate was in support of its goals of achieving maximum employment and inflation at the rate of 2% over the longer run. In determining the extent to which additional federal funds target rate increases are needed to return inflation to 2% over time, the FOMC indicated it will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments.

Higher interest rates impact the Company in numerous other ways. For example, higher interest rates are often accompanied by wider credit spreads, which may make the Company’s credit enhancement products more attractive in the market and increase the level of premiums it can charge for that product. Despite the increases in interest rates in 2022 and first half of 2023, the pace of credit spread widening was more modest and market penetration of municipal bond insurance in the U.S. public finance market remained relatively flat compared to 2021. Over time, higher interest rates also increase the amount the Company can earn on its largely fixed-maturity investment portfolio. However, higher interest rates may, in turn, reduce the fair value of its largely fixed-rate fixed-maturity investment portfolio, dampen municipal bond issuance and negatively impact the finances of some insured obligors.

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

The Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no material direct exposure to Ukraine or Russia. In fact, the Company’s direct insurance exposure to eastern Europe generally is limited to approximately $271 million in net par outstanding as of June 30, 2023, comprising $216 million net par exposure to the sovereign debt of Poland and $55 million net par exposure to a toll road in Hungary. The Company rates the toll road exposure BIG.

Income Taxes

The U.S. Internal Revenue Service and Department of the Treasury issued final and proposed regulations in October 2020 relating to the tax treatment of passive foreign investment company. The final regulations are not expected to have a material impact to the Company’s business operation or its shareholders and the proposed regulations are continuing to be evaluated.

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

The accounting policies that the Company believes are most dependent on the application of judgment, estimates and assumptions are listed below. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, of the Company’s 2022 Annual Report on Form 10-K, for the Company’s significant accounting policies which includes a reference to the applicable note where further details regarding the significant estimates and assumptions are provided, as well as Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2022 Annual Report on Form 10-K, for further details regarding sensitivity analysis.

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

Insurance Segment Results

Insurance Segment Results

	Second Quarter		Six Months
	2023	2022	2023	2022

Segment revenues
Net earned premiums and credit derivative revenues	$88	$86	$172	$305
Net investment income	90	66	172	129
Fair value gains (losses) on trading securities	40	(18)	38	(22)
Foreign exchange gains (losses) on remeasurement and other income (loss)	6	5	32	5
Total segment revenues	224	139	414	417
Segment expenses
Loss expense (benefit)	44	(17)	53	43
Interest expense	—	—	—	1
Amortization of DAC	3	3	6	7
Employee compensation and benefit expenses	36	35	75	73
Other operating expenses	27	20	55	39
Total segment expenses	110	41	189	163
Equity in earnings (losses) of investees	5	(34)	35	(35)
Segment adjusted operating income (loss) before income taxes	119	64	260	219
Less: Provision (benefit) for income taxes	13	9	37	31
Segment adjusted operating income (loss)	$106	$55	$223	$188

    Net Earned Premiums and Credit Derivative Revenues

    Premiums are earned over the contractual lives, or in the case of insured obligations backed by homogeneous pools of assets, the remaining expected lives, of financial guaranty insurance contracts. The Company periodically estimates remaining expected lives of its insured obligations backed by homogeneous pools of assets and makes prospective adjustments for such changes in expected lives. Scheduled net earned premiums decrease each year unless replaced by a higher amount of new business, or books of business acquired in business combinations. See Item 1, Financial Statements, Note 5, Contracts Accounted for as Insurance, Premiums, for additional information.

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

Insurance Segment
Net Earned Premiums and Credit Derivative Revenues

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
Net earned premiums:
Financial guaranty insurance:
Public finance
Scheduled net earned premiums (1)	$61	$63	$123	$134
Accelerations:
Refundings	8	5	12	133
Terminations	—	—	—	—
Total accelerations	8	5	12	133
Total public finance	69	68	135	267
Structured finance scheduled net earned premiums (1)	16	14	31	29
Specialty insurance and reinsurance	1	1	2	2
Total net earned premiums	86	83	168	298

Credit derivative revenues:
Scheduled net earned premiums	2	3	4	5
Accelerations	—	—	—	2
Total credit derivative revenues	2	3	4	7
Total net earned premiums and credit derivative revenues	$88	$86	$172	$305
____________________
(1)    Includes accretion of discount.

    Net earned premiums and credit derivative revenues increased in second quarter 2023 compared with second quarter 2022 primarily due to higher refundings. Net earned premiums and credit derivative revenues decreased in six months 2023 compared with six months 2022 primarily due to refundings of $104 million related to the resolution of PRCCDA, PRIFA and GO/PBA exposures that occurred in March 2022 discussed in Item 1. Financial Statements, Note 3, Outstanding Exposure. As of June 30, 2023, $3.7 billion of net deferred premium revenue on financial guaranty insurance remained to be earned over the life of the insurance contracts.

New Business Production

Gross Written Premiums and
New Business Production

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
GWP
Public Finance—U.S.	$78	$57	$100	$106
Public Finance—non-U.S.	9	6	45	22
Structured Finance—U.S.	5	1	33	6
Structured Finance—non-U.S.	3	1	3	1
Total GWP	$95	$65	$181	$135
PVP (1):
Public Finance—U.S.	$77	$57	$99	$106
Public Finance—non-U.S.	6	18	36	30
Structured Finance—U.S.	3	—	30	2
Structured Finance—non-U.S. (2)	5	1	38	7
Total PVP	$91	$76	$203	$145
Gross Par Written (1):
Public Finance—U.S.	$7,747	$6,429	$10,654	$10,360
Public Finance—non-U.S.	249	207	609	430
Structured Finance—U.S.	252	16	834	76
Structured Finance—non-U.S. (2)	726	43	2,240	300
Total gross par written	$8,974	$6,695	$14,337	$11,166
Average rating on new business written	A-	A	A	A-
____________________
(1)    PVP and Gross Par Written in the table above are based on “close date,” when the transaction settles. See “— Non-GAAP Financial Measures — PVP or Present Value of New Business Production.”
(2)    Six months 2023 and 2022 PVP and gross par written include the present value of future gross revenues and exposure, respectively, associated with a financial guaranty written by the Company that, under GAAP, is accounted for under Accounting Standards Codification (ASC) 460, Guarantees.

Second Quarter 2023

U.S. public finance GWP and PVP in second quarter 2023 were higher than the comparable GWP and PVP in second quarter 2022, due to $47 million in assumed GWP and $46 million in assumed PVP in second quarter 2023. These were offset in part by lower direct GWP and PVP of $31 million, primarily due to a decrease in secondary market business in second quarter 2023. The average rating of U.S. public finance par written was A- in second quarter 2023 and A in second quarter 2022. The Company’s direct par written represented 64% of the total U.S. municipal market insured issuance in second quarter 2023, compared with 54% in second quarter 2022, and the Company’s penetration of all municipal issuance was 6.5% in second quarter 2023 compared with 4.8% in second quarter 2022.

In non-U.S. infrastructure markets, the Company wrote a guaranty on a U.K. regulated utility and, in the structured finance asset class, the Company wrote several subscription finance guaranties in second quarter 2023.

Six Months 2023

U.S. public finance GWP and PVP in six months 2023 were comparable to GWP and PVP in six months 2022, with higher assumed business offsetting lower direct business that was primarily due to a decrease in secondary market business in six months 2023. The average rating of U.S. public finance par written was A- in both six months 2023 and six months 2022. The Company’s direct par written represented 63% of the total U.S. municipal market insured issuance in six months 2023, compared with 56% in six months 2022, and the Company’s penetration of all municipal issuance was 5.7% in six months 2023 compared with 4.9% in six months 2022.

In six months 2023, non-U.S. public finance GWP and PVP were higher than GWP and PVP in six months 2022. In six months 2023, new business primarily included the guaranty of a long-term sale and leaseback transaction with Glasgow City Council and several regulated utility transactions.

In six months 2023, structured finance GWP and PVP were $36 million and $68 million, respectively, compared with GWP and PVP of $7 million and $9 million, respectively, in six months 2022. Structured finance PVP in six months 2023 includes an insurance securitization and several subscription finance guaranties, as well as an excess-of-loss guaranty of a minimum amount of billed rent on a diversified portfolio of real estate properties for which no GWP was reported under GAAP because it is not accounted for as insurance.

Business activity in the non-U.S. public finance and structured finance sectors typically has long lead times and therefore may vary from period to period.

Income from Investments

Net investment income is a function of the yield that the Company earns on available-for-sale fixed-maturity securities and short-term investments and the size of such portfolio. The investment yield on fixed-maturity securities is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

CVIs issued by Puerto Rico and received as part of the 2022 Puerto Rico Resolutions are classified as trading with changes in fair value reported in “fair value gains (losses) on trading securities” in the consolidated statements on operations. The fair value of such instruments as of June 30, 2023 was $340 million.

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

Insurance Segment
Income from Investments

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
Net investment income
Fixed-maturity securities, available-for-sale:
Externally managed (1)	$53	$49	$105	$98
Loss Mitigation Securities	12	7	24	17
Puerto Rico, New Recovery Bonds	1	3	4	4
Other (2)	4	4	7	7
Short-term investments	16	1	28	1
Intercompany loans	3	3	5	5
Other investment assets	2	—	2	—
Investment income	91	67	175	132
Investment expenses	(1)	(1)	(3)	(3)
Net investment income	$90	$66	$172	$129

Fair value gains (losses) on trading securities	$40	$(18)	$38	$(22)

Equity in earnings (losses) of investees
AssuredIM Funds	$—	$(33)	$28	$(22)
Other	5	(1)	7	(13)
Equity in earnings (losses) of investees	$5	$(34)	$35	$(35)
____________________
(1)    Amounts for 2022 include income on the portion of the CLO portfolio that was previously managed by AssuredIM.
(2)    Amounts for 2022 include income on the portion of the municipal bond portfolio that was previously managed by AssuredIM.

    Net investment income for second quarter 2023 and six months 2023 increased compared to second quarter 2022 and six months 2022, primarily due to the increase in short-term rates and higher average short-term balances, as well as higher income on floating rate CLO investments. The overall pre-tax book yield of available-for-sale fixed-maturity securities and short-term investments was 3.89% as of June 30, 2023 and 2.95% as of June 30, 2022.

Equity in earnings of AssuredIM Funds were gains in six months 2023 and were primarily attributable to higher valuations of assets held in the CLO and healthcare funds. Equity in earnings of AssuredIM Funds in second quarter 2022 and six months 2022 were losses and were primarily attributable to lower valuations of assets held in CLO funds and the dilutive impact of the subsequent close of a healthcare fund.

Foreign Exchange Gains (Losses) on Remeasurement and Other Income (Loss)

The increase in “foreign exchange gains (losses) on remeasurement and other income (loss)” in six months 2023 compared with six months 2022 was primarily attributable to the reversal of a previously recorded litigation accrual of $20 million. See Item 1, Financial Statements, Note 12, Commitments and Contingencies, for additional information.

Economic Loss Development

The insured portfolio includes policies accounted for under several different accounting models depending on the characteristics of the contract and the Company’s control rights. For a discussion of methodologies and significant estimates for expected loss to be paid (recovered), see Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Expected Loss to be Paid (Recovered), of the Company’s 2022 Annual Report on Form 10-K. The GAAP accounting policies for measurement and recognition for each type of contract are described in the notes listed below in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s 2022 Annual Report on Form 10-K:

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
Current risk-free rates are used to discount expected losses at the end of each reporting period. Therefore, changes in such rates from period to period affect economic loss development and loss and LAE. However, the effect of changes in discount rates is not indicative of actual credit impairment or improvement in the period. The weighted average discount rates used to discount expected losses (recoveries) were 4.34% and 4.08% as of June 30, 2023 and December 31, 2022, respectively.

The composition of economic loss development (benefit) by accounting model and by sector is presented in the tables that follow, and the drivers of economic loss development (benefit) are discussed below.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)				Net Economic Loss Development (Benefit)
	As of				Second Quarter		Six Months
Accounting Model	June 30, 2023		December 31, 2022		2023	2022	2023	2022
	(in millions)
Insurance	$262		$205		$62	$(26)	$68	$(70)
FG VIEs	295	(1)	314	(1)	(14)	(6)	(9)	(10)
Credit derivatives	3		3		1	—	1	4
Total	$560		$522		$49	$(32)	$60	$(76)

Net exposure rated BIG	$5,718		$5,976
____________________
(1)    The expected loss to be paid for FG VIEs primarily relates to trusts established as part of the 2022 Puerto Rico Resolutions (Puerto Rico Trusts). See Item 1, Financial Statements, Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered).

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Second Quarter 2023
Sector	Net Expected Loss to be Paid (Recovered) as of March 31, 2023	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2023
	(in millions)
Public finance:
U.S. public finance	$380	$57	$(4)	$433
Non-U.S. public finance	13	(3)	—	10
Public finance	393	54	(4)	443
Structured finance:
U.S. RMBS	82	(9)	—	73
Other structured finance	42	4	(2)	44
Structured finance	124	(5)	(2)	117
Total	$517	$49	$(6)	$560

	Second Quarter 2022
Sector	Net Expected Loss to be Paid (Recovered) as of March 31, 2022	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2022
	(in millions)
Public finance:
U.S. public finance	$181	$8	$21	$210
Non-U.S. public finance	10	(2)	(1)	7
Public finance	191	6	20	217
Structured finance:
U.S. RMBS	195	(39)	23	179
Other structured finance	46	1	(1)	46
Structured finance	241	(38)	22	225
Total	$432	$(32)	$42	$442

	Six Months 2023
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2022	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2023
	(in millions)
Public finance:
U.S. public finance	$403	$58	$(28)	$433
Non-U.S. public finance	9	1	—	10
Public finance	412	59	(28)	443
Structured finance:
U.S. RMBS	66	(4)	11	73
Other structured finance	44	5	(5)	44
Structured finance	110	1	6	117
Total	$522	$60	$(22)	$560

	Six Months 2022
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2021	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2022
	(in millions)
Public finance:
U.S. public finance	$197	$(40)	$53	$210
Non-U.S. public finance	12	(4)	(1)	7
Public finance	209	(44)	52	217
Structured finance:
U.S. RMBS	150	(32)	61	179
Other structured finance	52	—	(6)	46
Structured finance	202	(32)	55	225
Total	$411	$(76)	$107	$442
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”

Second Quarter 2023 Net Economic Loss Development

Public Finance: The economic loss development on U.S. exposures in second quarter 2023 was $57 million and was primarily attributable to $78 million for certain Puerto Rico and healthcare exposures, partially offset by higher projected recoveries of $21 million in other municipal exposures.

U.S. RMBS: The economic benefit attributable to U.S. RMBS was $9 million and was primarily attributable to a $7 million benefit related to higher recoveries for secured second lien charged-off loans, a $5 million benefit related to improved performance in certain transactions, and $3 million benefit related to changes in discount rates, partially offset by losses of $6 million related to lower excess spread.

See Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered) for additional information.

Second Quarter 2022 Net Economic Loss Development

Public Finance: The economic loss development on U.S. exposures in second quarter 2022 was $8 million, and was primarily attributable to Puerto Rico exposures, partially offset by the effect of changes in discount rate. Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $3.6 billion as of June 30, 2022 compared with $5.4 billion as of December 31, 2021. The reduction in net par was primarily due to PRCCDA, PRIFA and GO/PBA.

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

Six Months 2023 Net Economic Loss Development

The economic loss development on U.S. public finance exposures in six months 2023 was $58 million, which was primarily attributable to $81 million for certain Puerto Rico and healthcare exposures, partially offset by higher projected recoveries of $23 million in other municipal exposures. The net benefit attributable to U.S. RMBS was $4 million and was mainly attributable to a $14 million benefit related to higher recoveries for second lien charged-off loans, and a $9 million benefit related to improved performance in certain transactions, partially offset by a $15 million loss related to the return of certain funds previously received, a $2 million loss related to changes in discount rates and a $2 million loss related to lower excess spread.

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

Insurance Segment
Loss Expense (Benefit)

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
U.S. public finance	$45	$11	$46	$66
Structured finance:
U.S. RMBS	(3)	(28)	3	(22)
Other structured finance	2	—	4	(1)
Structured finance	(1)	(28)	7	(23)
Total Insurance segment loss expense (benefit)	$44	$(17)	$53	$43

    The difference between public finance loss expense and economic benefit in six months 2022 was primarily attributable to the release of unearned premium reserve related to PRCCDA, PRIFA and GO/PBA exposures. As a result, the Company recognized loss and LAE expense that had not previously been reported in the statement of operations, and corresponding net earned premiums were recognized for the remaining deferred premium revenue on the extinguished Puerto

Rico exposures. For additional information on the expected timing of net expected losses to be expensed see Item 1, Financial Statements, Note 5, Contracts Accounted for as Insurance.

Other Operating Expenses

The increase in “other operating expenses” in six months 2023 compared with six months 2022 was primarily attributable to an increase in value added taxes and increases in certain employee benefit related costs.

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

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC (S&P)	Kroll Bond Rating Agency	Moody’s Investors Service, Inc. (Moody’s)	A.M. Best Company, Inc.
AGM	AA (stable) (7/13/23)	AA+ (stable) (10/21/22)	A1 (stable) (3/18/22)	—
AGC	AA (stable) (7/13/23)	AA+ (stable) (10/21/22)	(1)	—
Assured Guaranty Re Ltd. (AG Re)	AA (stable) (7/13/23)	—	—	—
Assured Guaranty Re Overseas Ltd. (AGRO)	AA (stable) (7/13/23)	—	—	A+ (stable) (7/21/23)
Assured Guaranty UK Limited (AGUK)	AA (stable) (7/13/23)	AA+ (stable) (10/21/22)	A1 (stable) (3/18/22)	—
Assured Guaranty (Europe) SA (AGE)	AA (stable) (7/13/23)	AA+ (stable) (10/21/22)	—	—
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

Asset Management Segment Results

Asset Management Segment Results

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
Segment revenues
Management fees (1)	18	27	35	48
Performance fees	9	2	29	18
Foreign exchange gains (losses) on remeasurement and other income (loss)	3	(1)	7	1
Total segment revenues	30	28	71	67
Segment expenses
Interest expense	1	—	1	—
Employee compensation and benefit expenses	25	17	59	46
Other operating expenses (1) (2)	7	11	15	21
Total segment expenses	33	28	75	67
Segment adjusted operating income (loss) before income taxes	(3)	—	(4)	—
Less: Provision (benefit) for income taxes	(1)	—	(1)	—
Segment adjusted operating income (loss)	$(2)	$—	$(3)	$—
_____________________
(1)    The Asset Management segment presents reimbursable fund expenses netted in other operating expenses, whereas on the condensed consolidated statement of operations such reimbursable expenses are shown gross as revenues.
(2)    Includes amortization of intangible assets of $3 million for second quarter 2022, $2 million for six months 2023 and $6 million for six months 2022. The Company ceased amortizing the intangible assets when the asset management assets and liabilities were reclassified to held-for-sale.

Management and Performance Fees

    Management fees in second quarter 2023 were primarily generated by CLOs, opportunity funds and liquid strategies. CLO fees represented the net management fees that AssuredIM retained after rebating the portion of these fees that pertained to the CLO equity that was held directly by AssuredIM Funds.

Management Fees

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
CLOs	$13	$12	$25	$24
Opportunity funds and liquid strategies	5	15	10	23
Wind-down funds	—	—	—	1
Total management fees	$18	$27	$35	$48

Performance fees and related compensation expenses relate to tax distributions from the healthcare and asset-based funds.

Expenses

    Employee compensation and benefit expenses increased in second quarter 2023 and six months 2023 primarily due to expenses related to the Sound Point Transaction and higher compensation due to the increase in performance fees.

Assets Under Management

Until July 1, 2023, the effective date of the Sound Point Transaction and the AHP Transaction, the Company used AUM as one of the metrics to measure progress in its Asset Management Segment. AUM refers to the assets managed, advised or serviced by AssuredIM.

In the first half of 2023, while the Sound Point Transaction and AHP Transaction were pending, the Company was limited in its ability to raise third party AUM due to regulatory and practical considerations. AUM as of June 30, 2023 was $16.4 billion. As of July 1, 2023, the management of approximately $15.1 billion of AUM (of which $385 million was attributable to the Company) was transferred to Sound Point. Also in July 2023, the management of approximately $1.3 billion in remaining AUM (of which $185 million was attributable to the Company) was transferred with the sale of AHP to an entity owned and controlled by its managing partner, and AHP will continue to manage the healthcare funds. See Note 1, Business and Basis of Presentation.

In second quarter 2023, (i) the management of approximately $159 billion in AUM in respect of certain wind-down and opportunity funds in their harvest period were transferred to a third party liquidator and (ii) management of approximately $513 million at fair value in investment grade municipal bonds and CLOs under an IMA was transferred to an internal manager and to one of the Company’s external fixed-maturity security managers.

Corporate Division Results

Corporate Division Results

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
Revenues	$2	$1	$4	$2
Expenses
Interest expense	24	23	47	44
Employee compensation and benefit expenses	9	7	18	13
Other operating expenses	27	6	43	13
Total expenses	60	36	108	70
Equity in earnings (losses) of investees	—	—	—	—
Adjusted operating income (loss) before income taxes	(58)	(35)	(104)	(68)
Less: Provision (benefit) for income taxes	(8)	—	(10)	—
Adjusted operating income (loss)	$(50)	$(35)	$(94)	$(68)

Corporate division interest expense primarily relates to debt issued by the U.S. Holding Companies, and also includes intersegment interest expense of $3 million in both second quarter 2023 and second quarter 2022, and $5 million in both six months 2023 and six months 2022, related primarily to the $250 million AGUS debt issued to the U.S. Insurance Subsidiaries.

Corporate division employee compensation and benefits expenses are an allocation of expenses based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance including Board of Director expenses, legal fees and other direct or allocated expenses. In second quarter 2023 and six months 2023, operating expenses also include expenses related to the Sound Point Transaction and AHP Transaction, and for six months 2023 a higher charge for value added taxes. Transaction related expenses in the corporate division for Sound Point and AHP were $21 million for second quarter 2023 and $25 million for six months 2023.

Other (Effect of Consolidating FG VIEs and CIVs)

    The effect of consolidating FG VIEs and CIVs, intersegment eliminations and reclassifications of reimbursable fund expenses to revenue are presented in “other.” See Item 1, Financial Statements, Note 2, Segment Information.

The types of entities the Company consolidates when it is deemed to be the primary beneficiary primarily include: (i) entities whose debt obligations the insurance subsidiaries insure; (ii) custodial trusts established in connection with the consummation of the 2022 Puerto Rico Resolutions; and (iii) investment vehicles such as collateralized financing entities, CLO warehouses and AssuredIM Funds. The Company eliminates the effects of intercompany transactions between its FG VIEs and CIVs and its insurance and asset management subsidiaries, as well as intercompany transactions between CIVs.

    Consolidating FG VIEs (as opposed to accounting for the related insurance contracts in the Insurance segment) has a significant gross-up effect on the consolidated financial statements, and includes: (i) the establishment of the FG VIEs’ assets and liabilities and related changes in fair value on the condensed consolidated financial statements; (ii) eliminating the premiums and losses/recoveries associated with the financial guaranty insurance contracts between the insurance subsidiaries and the FG VIEs; and (iii) eliminating the investment balances associated with the insurance subsidiaries’ purchases of the debt obligations of the FG VIEs.

Consolidating CIVs (as opposed to accounting for them as equity method investments) has a significant effect on assets, liabilities and cash flows, and includes: (i) the establishment of the assets and liabilities of the CIVs, and related changes in fair value; (ii) eliminating the asset management fees earned by AssuredIM from the CIVs; (iii) eliminating the equity method investments of the insurance subsidiaries and related equity in earnings (losses) of investees; and (iv) establishing noncontrolling interest for amounts not owned by the Company. The economic effect of the U.S Insurance Subsidiaries’ ownership interests in CIVs is presented in the Insurance segment as equity in earnings (losses) of investees, while the effect of CIVs is presented as separate line items (“fair value gains (losses) on consolidated investment vehicles” and “noncontrolling interest) on a consolidated basis.

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

	Second Quarter		Six Months
	2023	2022	2023	2022
Effect on Financial Statement Line Item	(in millions)
Fair value gains (losses) on FG VIEs (1)	$(3)	$10	$(8)	$16
Fair value gains (losses) on CIVs	6	3	64	17
Equity in earnings (losses) of investees (2)	—	34	(28)	24
Other (3)	(25)	(13)	(39)	(24)
Effect on income before tax	(22)	34	(11)	33
Less: Tax provision (benefit)	(5)	2	(6)	2
Effect on net income (loss)	(17)	32	(5)	31
Less: Effect on noncontrolling interests (4)	1	22	17	31
Effect on net income (loss) attributable to AGL	$(18)	$10	$(22)	$—

By Type of VIE
FG VIEs	$(13)	$1	$(15)	$3
CIVs	(5)	9	(7)	(3)
Effect on net income (loss) attributable to AGL	$(18)	$10	$(22)	$—
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

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
Net income (loss) attributable to AGL	$125	$(47)	$206	$19
Less pre-tax adjustments:
Realized gains (losses) on investments	(9)	(28)	(11)	(25)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	90	6	103	3
Fair value gains (losses) on CCS	1	10	(15)	11
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	26	(73)	46	(102)
Total pre-tax adjustments	108	(85)	123	(113)
Less tax effect on pre-tax adjustments	(19)	8	(21)	12
Adjusted operating income (loss)	$36	$30	$104	$120

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $(5), $2, $(6) and $2) included in adjusted operating income	$(18)	$10	$(22)	$—

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
Gross realized gains on sales of available-for-sale securities	$7	$—	$19	$—
Gross realized losses on sales of available-for-sale securities	(6)	(21)	(15)	(23)
Net foreign currency gains (losses)	—	(3)	—	(3)
Change in allowance for credit losses and intent to sell	(10)	(4)	(15)	(9)
Other net realized gains (losses)	—	—	—	10
Net realized investment gains (losses)	$(9)	$(28)	$(11)	$(25)

    Gross realized gains and losses on sales in all periods primarily related to sales of New Recovery Bonds received as part of the 2022 Puerto Rico Resolutions.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market since 2009 and, as of June 30, 2023, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread and estimated contractual payments. See Item 1, Financial Statements, Note 9, Fair Value Measurement, for additional information.

Second quarter 2023 and six months 2023 non-credit impairment-related unrealized fair value gains were primarily generated by lower collateral asset spreads. For six months 2023, the increased cost to buy protection on AGC, as the market cost of AGC’s credit protection increased during the period, also contributed to the gain.

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

Effect of Changes in Credit Spread

	As of June 30, 2023		As of December 31, 2022
Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain (Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain (Loss) (Pre-Tax)
	(in millions)
Increase of 25 bps	$(126)	$(69)	$(233)	$(71)
Base Scenario	(57)	—	(162)	—
Decrease of 25 bps	(40)	17	(99)	63
All transactions priced at floor	(20)	37	(27)	135
 ____________________
(1)Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

Fair Value Gains (Losses) on CCS

    Fair value losses on CCS in six months 2023 were primarily due to a tightening in market spreads. Fair value gains on CCS in second quarter 2022 and six months 2022 were primarily due to a significant increase in London Interbank Offered Rate (LIBOR). Fair value gains (losses) of CCS are heavily affected by, and in part fluctuate with, changes in market spreads and interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

Foreign Exchange Gain (Loss) on Remeasurement

    Foreign exchange gains and losses in all periods primarily relate to remeasurement of long-dated premiums receivable, for which the Company records the present value of future installment premiums, and are mainly due to changes in the exchange rate of the pound sterling and, to a lesser extent, the euro relative to the U.S. dollar. Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves were gains of $26 million and $46 million in second quarter 2023 and six months 2023, respectively, and losses of $73 million and $102 million in second quarter 2022 and six months 2022, respectively. Approximately 72% and 74% of gross premiums receivable, net of commissions payable at June 30, 2023 and December 31, 2022, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro. Premiums on European infrastructure and structured finance transactions typically are paid, in whole or in part, on an installment basis, whereas premiums on U.S. public finance transactions are often paid upfront.

The following table presents the foreign exchange rates as of the balance sheet dates.

Foreign Exchange Rates
U.S. Dollar Per Foreign Currency

	As of June 30, 2023	As of December 31, 2022	As of June 30, 2022	As of December 31, 2021
Pound sterling	$1.270	$1.208	$1.218	$1.353
Euro	$1.091	$1.071	$1.048	$1.137

Non-GAAP Financial Measures

The Company discloses both: (i) financial measures determined in accordance with GAAP; and (ii) financial measures not determined in accordance with GAAP (non-GAAP financial measures). Financial measures identified as non-GAAP should not be considered substitutes for GAAP financial measures. The primary limitation of non-GAAP financial measures is the potential lack of comparability to financial measures of other companies, whose definitions of non-GAAP financial measures may differ from those of the Company.

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

    GAAP requires the Company to consolidate entities where it is deemed to be the primary beneficiary which include:
•FG VIEs, which the Company does not own and where its exposure is limited to its obligation under the financial guaranty insurance contract, and
•CIVs in which certain subsidiaries invest.

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

    Adjusted operating income, further adjusted for the effect of FG VIE and CIV consolidation, enables investors and analysts to evaluate the Company’s financial results in comparison with the consensus analyst estimates distributed publicly by financial databases.

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

See “— Results of Operations — Reconciliation to GAAP” for a reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

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

	As of June 30, 2023		As of December 31, 2022
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except share amounts)
Shareholders’ equity attributable to AGL	$5,276	$89.65	$5,064	$85.80
Less pre-tax adjustments:
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	31	0.52	(71)	(1.21)
Fair value gains (losses) on CCS	32	0.54	47	0.80
Unrealized gain (loss) on investment portfolio	(463)	(7.88)	(523)	(8.86)
Less taxes	48	0.83	68	1.15
Adjusted operating shareholders’ equity	5,628	95.64	5,543	93.92
Pre-tax adjustments:
Less: Deferred acquisition costs	155	2.63	147	2.48
Plus: Net present value of estimated net future revenue	192	3.27	157	2.66
Plus: Net deferred premium revenue on financial guaranty contracts in excess of expected loss to be expensed	3,445	58.53	3,428	58.10
Plus taxes	(623)	(10.60)	(602)	(10.22)
Adjusted book value	$8,487	$144.21	8,379	141.98

Gain (loss) related to FG VIE and CIV consolidation included in:
Adjusted operating shareholders’ equity (net of tax provision (benefit) of $(1) and $4)	$(3)	$(0.04)	$17	$0.28
Adjusted book value (net of tax provision (benefit) of $(3) and $3)	(7)	(0.12)	11	0.19

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

    Actual installment premiums may differ from those estimated in the Company’s PVP calculation due to factors including, but not limited to, changes in foreign exchange rates, prepayment speeds, terminations, credit defaults or other factors that affect par outstanding or the ultimate maturity of an obligation.

Reconciliation of GWP to PVP

	Second Quarter 2023					Second Quarter 2022
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$78	$9	$5	$3	$95	$57	$6	$1	$1	$65
Less: Installment GWP and other GAAP adjustments (1)	41	9	5	3	58	—	6	1	1	8
Upfront GWP	37	—	—	—	37	57	—	—	—	57
Plus: Installment premiums and other (2)	40	6	3	5	54	—	18	—	1	19
PVP	$77	$6	$3	$5	$91	$57	$18	$—	$1	$76

	Six Months 2023					Six Months 2022
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$100	$45	$33	$3	$181	$106	$22	$6	$1	$135
Less: Installment GWP and other GAAP adjustments (1)	49	42	33	3	127	—	22	4	1	27
Upfront GWP	51	3	—	—	54	106	—	2	—	108
Plus: Installment premiums and other (2)	48	33	30	38	149	—	30	—	7	37
PVP	$99	$36	$30	$38	$203	$106	$30	$2	$7	$145
___________________
(1)    Includes the present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions and other GAAP adjustments.
(2)    Includes the present value of future premiums and fees on new business paid in installments, discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, other than certain fixed-maturities such as Loss Mitigation Securities. Six months 2023 and 2022 also include the present value of future premiums and fees associated with other guaranties written by the Company that, under GAAP, are accounted for under Accounting Standards Codification (ASC) 460, Guarantees.

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

Financial Guaranty Portfolio
Net Par Outstanding and Average Internal Rating by Sector

	As of June 30, 2023		As of December 31, 2022
Sector	Net Par Outstanding	Average Rating	Net Par Outstanding	Average Rating
	(dollars in millions)
Public finance:
U.S. public finance:
General obligation	$74,874	A-	$71,868	A-
Tax backed	32,911	A-	33,752	A-
Municipal utilities	28,185	A-	26,436	A-
Transportation	20,317	A-	19,688	A-
Healthcare	11,661	BBB+	11,304	BBB+
Infrastructure finance	8,667	A-	6,955	A-
Higher education	7,237	A-	7,137	A-
Housing revenue	937	BBB-	959	BBB-
Investor-owned utilities	331	A-	332	A-
Renewable energy	171	A-	180	A-
Other public finance	1,032	BBB	1,025	BBB
Total U.S. public finance	186,323	A-	179,636	A-
Non-U.S public finance:
Regulated utilities	19,836	BBB+	17,855	BBB+
Infrastructure finance	14,756	BBB	13,915	BBB
Sovereign and sub-sovereign	9,862	A+	9,526	A+
Renewable energy	2,073	A-	2,086	A-
Pooled infrastructure	1,131	AAA	1,081	AAA
Total non-U.S. public finance	47,658	BBB+	44,463	BBB+
Total public finance	233,981	A-	224,099	A-
Structured finance:
U.S. structured finance:
Life insurance transactions	4,406	AA-	3,879	AA-
RMBS	1,863	BBB-	1,956	BBB-
Pooled corporate obligations	606	AAA	625	AAA
Financial products	450	AA-	453	AA-
Consumer receivables	373	A	437	A
Other structured finance	1,129	BBB+	878	BBB+
Total U.S. structured finance	8,827	A	8,228	A
Non-U.S. structured finance:
Pooled corporate obligations	352	AAA	344	AAA
RMBS	263	A-	263	A-
Other structured finance	590	A+	324	AA-
Total non-U.S. structured finance	1,205	AA-	931	AA
Total structured finance	10,032	A	9,159	A
Total net par outstanding	$244,013	A-	$233,258	A-

Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company’s obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer and internally rates the transaction the higher of the rating of the underlying obligation and the rating of the primary financial guarantor. The second-to-pay insured par outstanding as of both June 30, 2023 and December 31, 2022 was $4.3 billion. The par on second-to-pay exposure where the ratings of the primary financial guaranty insurer and underlying insured transaction were not investment grade was $16 million and $19 million as of June 30, 2023 and December 31, 2022, respectively.

Exposure to Puerto Rico

    The Company had insured exposure to obligations of various authorities and public corporations of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) as well as its general obligation bonds aggregating $1.3 billion net par outstanding as of June 30, 2023, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR).

The following tables present information in respect of the Puerto Rico exposures to supplement the disclosures and discussions provided in Item 1, Financial Statements, Note 3, Outstanding Exposure.

Exposure to Puerto Rico by Company
As of June 30, 2023

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$446	$69	$205	$—	$720	$730
Total Defaulted	446	69	205	—	720	730
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue) (2)	49	181	105	(42)	293	293
PRHTA (Highway revenue) (2)	140	30	12	—	182	182
Commonwealth of Puerto Rico - GO (2)	—	19	6	—	25	25
PBA (2)	1	4	—	(1)	4	4
Total Resolved	190	234	123	(43)	504	504
Other Puerto Rico Exposures
MFA (3)	96	6	22	—	124	130
PRASA and U of PR (3)	—	1	—	—	1	1
Total Other	96	7	22	—	125	131
Total exposure to Puerto Rico	$732	$310	$350	$(43)	$1,349	$1,365
 ___________________
(1)    Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.
(2)    Resolved pursuant to the 2022 Puerto Rico Resolutions. Consideration received under the GO/PBA and HTA Plans related to the remaining insured exposure is reported in FG VIEs’ assets (see Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles).
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

Amortization Schedule of Net Par of Puerto Rico
As of June 30, 2023

	Scheduled Net Par Amortization
	2023 (3Q)	2023 (4Q)	2024	2025	2026	2027	2028 - 2032	2033 - 2037	2038 - 2041	Total
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$95	$—	$93	$68	$105	$105	$241	$13	$—	$720
Total Defaulted	95	—	93	68	105	105	241	13	—	720
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue)	10	—	—	8	7	—	12	126	130	293
PRHTA (Highway revenue)	—	—	—	—	—	—	81	101	—	182
Commonwealth of Puerto Rico - GO	—	—	—	—	2	4	19	—	—	25
PBA	2	—	—	2	—	—	—	—	—	4
Total Resolved	12	—	—	10	9	4	112	227	130	504
Other Puerto Rico Exposures
MFA	17	—	16	16	35	15	25	—	—	124
PRASA and U of PR	—	—	1	—	—	—	—	—	—	1
Total Other Puerto Rico Exposures	17	—	17	16	35	15	25	—	—	125

Total	$124	$—	$110	$94	$149	$124	$378	$240	$130	$1,349

Amortization Schedule of Net Debt Service of Puerto Rico
As of June 30, 2023

	Scheduled Net Debt Service Amortization
	2023 (3Q)	2023 (4Q)	2024	2025	2026	2027	2028 - 2032	2033 - 2037	2038 - 2041	Total
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$109	$3	$122	$92	$126	$122	$275	$14	$—	$863
Total Defaulted	109	3	122	92	126	122	275	14	—	863
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue)	17	—	15	23	22	14	80	180	148	499
PRHTA (Highway revenue)	5	—	9	10	10	10	124	115	—	283
Commonwealth of Puerto Rico - GO	1	—	1	1	3	6	21	—	—	33
PBA	2	—	—	3	—	—	—	—	—	5
Total Resolved	25	—	25	37	35	30	225	295	148	820
Other Puerto Rico Exposures
MFA	20	—	22	20	39	16	28	—	—	145
PRASA and U of PR	—	—	1	—	—	—	—	—	—	1
Total Other Puerto Rico Exposures	20	—	23	20	39	16	28	—	—	146

Total	$154	$3	$170	$149	$200	$168	$528	$309	$148	$1,829

Financial Guaranty Exposure to U.S. RMBS

The following table presents information in respect of the U.S. RMBS exposures to supplement the disclosures and discussion provided in Item 1, Financial Statements, Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered). U.S. RMBS exposures represent 0.8% of the total net par outstanding, and BIG U.S. RMBS represent 17.2% of total BIG net par outstanding as of June 30, 2023.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of June 30, 2023

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$9	$8	$—	$321	$11	$349
2005	21	116	15	181	47	380
2006	23	24	1	40	101	189
2007	—	187	16	571	141	915
2008	—	—	—	30	—	30
Total exposures	$53	$335	$32	$1,143	$300	$1,863

Exposures rated BIG	$32	$200	$15	$614	$109	$970

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
U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of June 30, 2023	As of December 31, 2022
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
7% Senior Notes	6.40%	2034	$200	$200
5% Senior Notes	5.00%	2024	330	330
3.15% Senior Notes	3.15%	2031	500	500
3.6% Senior Notes	3.60%	2051	400	400
Series A Enhanced Junior Subordinated Debentures (1)	3 month LIBOR +2.38%	2066	150	150
AGUS long-term debt			1,580	1,580
AGUS - intercompany loans from:
AGC and AGM	3.50%	2029	250	250
AGRO (2)	5.00%	2028	20	20
AGUS intercompany loans			270	270
Total AGUS long-term debt and intercompany loans			1,850	1,850
AGMH
Junior Subordinated Debentures (3)	6.40%	2066	300	300
Total AGMH long-term debt			300	300
AGMH’s long-term debt purchased by AGUS (4)			(154)	(154)
U.S. Holding Company long-term debt			$1,996	$1,996
 ____________________
(1)    Until June 30, 2023, the Series A Enhanced Junior Subordinated Debentures paid interest based on LIBOR. The reference to LIBOR in such debentures has been replaced with a rate based on Secured Overnight Finance Rate (SOFR).
(2)    In second quarter 2023, the final maturity of the AGRO loan was extended from 2023 to 2028 and the floating rate interest rate was converted to a fixed rate of 5%.
(3)     If the AGMH Junior Subordinated Debentures are outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at one-month SOFR plus 2.215%.
(4)     Represents principal amount of Junior Subordinated Debentures issued by AGMH that has been purchased by AGUS.

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

For more information, see the Company’s 2022 Annual Report on Form 10-K, Part II, Item 8. Financial Statements and Supplementary Data, Note 12, Long-Term Debt and Credit Facilities.

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

	As of June 30, 2023
	AGL	U.S. Holding Companies
	(in millions)
Assets
Fixed-maturity securities (1)	$21	$4
Short-term investments, other invested assets and cash	35	73
Receivables from affiliates (2)	57	—
Receivable from U.S. Holding Companies	27	—
Other assets	5	42
Liabilities
Long-term debt	—	1,677
Loans payable to affiliates	—	270
Payable to affiliates (2)	12	13
Payable to AGL	—	27
Other liabilities	10	56
____________________
(1)    As of June 30, 2023, weighted average durations of AGL’s and the U.S. Holding Companies’ fixed-maturity securities (excluding AGUS’s investment in AGMH’s debt) were 9.6 years and 4.2 years, respectively.
(2)    Represents receivable and payables with non-guarantor subsidiaries.

	Six Months 2023
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$1	2
Expenses
Interest expense	—	47
Other expenses	27	31
Income (loss) before provision for income taxes and equity in earnings (losses) of investees	(26)	(76)
Net income (loss)	(26)	(65)

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Selected Cash Flow Items

	Six Months 2023
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from subsidiaries (1)	$112	$93
Interest paid	—	(41)
Investments in subsidiaries	—	(12)
Dividends paid to AGL	—	(83)
Dividends paid	(35)	—
Repurchases of common shares (2)	(26)	—
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

Sources and Uses of Funds

Liquidity of the insurance subsidiaries is primarily used to pay for:

•operating expenses,
•claims on the insured portfolio,
•dividends or other distributions to parent,
•reinsurance premiums,
•principal of, and interest on, surplus notes, where applicable, and
•capital investments in their own subsidiaries, where appropriate.

    Management believes that the insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios, although the Company may enter into secured short-term loan facilities with financial institutions to provide short-term liquidity for the payment of insurance claims it anticipates making in connection with the future resolutions of other Puerto Rico exposures. The Company generally targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. As of June 30, 2023, the Company intended to hold and had the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

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

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. For example, the Company made substantial claim payments in 2022 in connection with the resolution of certain Puerto Rico credits. The Company is continuing its efforts to resolve the one remaining unresolved Puerto Rico insured exposure that is in payment default, PREPA. The Company had $720 million net par outstanding to PREPA on June 30, 2023. As described in Item 1, Financial Statements, Note 3, Outstanding Exposure, in connection with the implementation of the GO/PBA Plan and the HTA Plan, certain insured bondholders elected to receive custody receipts that represent an interest in the legacy insurance policy plus cash, New Recovery Bonds and CVIs, as relevant, that constitute distributions under the GO/PBA Plan or HTA Plan. For those who made the election, distributions under the GO/PBA Plan and HTA Plan are immediately passed through to insured bondholders under the custody receipts to the extent of any cash or proceeds of new securities held in the custodial trust, and are applied to make payments and/or prepayments of amounts due under the legacy insured bonds. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions under the GO/PBA Plan or HTA Plan, as applicable, are insufficient to pay or prepay such amounts after giving effect to the distributions described in the immediately preceding sentence. In the case of insured bondholders who elected to receive custody receipts, the Company retains the right to satisfy its obligations under the insurance policy with respect to the related legacy insured bonds at any time thereafter, with 30 days’ notice, by paying 100% of the then outstanding principal amount of insured bonds plus accrued interest. As of June 30, 2023, the Company’s remaining net par outstanding for HTA and GO/PBA Puerto Rico exposures was $504 million, which consisted of bonds where the holders elected to receive custody receipts and exposures assumed from third-party financial guarantors. On July 28, 2023, the Company directed the trustee to notify certain holders of custody receipts representing interests in legacy insured GO, PBA and HTA bonds of its intent to satisfy on August 31, 2023 its obligations under the legacy insured bonds with respect to $108 million net par outstanding as of July 28, 2023 and, following payment of such obligations, AGC and AGM will receive the New Recovery Bonds and/or CVIs with notional amounts and maturity values totaling $94 million as of July 28, 2023 held as collateral with respect to the custodial trusts.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $398 million as of June 30, 2023. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. As of June 30, 2023, approximately $1.9 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

    Dividend restrictions by insurance subsidiary are as follows:

•The maximum amount available during 2023 for AGM (a subsidiary of AGMH) to distribute as dividends without regulatory approval is estimated to be approximately $270 million, of which approximately $61 million is available for distribution in the third quarter of 2023.

•The maximum amount available during 2023 for AGC (a subsidiary of AGUS) to distribute as ordinary dividends is approximately $102 million, of which none is available for distribution in the third quarter of 2023.

•Based on the applicable law and regulations, in 2023 AG Re (a subsidiary of AGL) paid dividends of $29 million in the first half of the year and has the capacity to (i) make capital distributions in an aggregate amount up to $129 million without the prior approval of the Bermuda Monetary Authority (the Authority) and (ii) declare and pay dividends in an aggregate amount up to approximately $209 million as of June 30, 2023. Such dividend capacity is further limited by (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $167 million as of June 30, 2023, and (ii) the amount of statutory surplus, which as of June 30, 2023 was $25 million.

•Based on the applicable law and regulations, in 2023 AGRO (an indirect subsidiary of AG Re) has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $98 million as of June 30, 2023. Such dividend capacity is further limited by (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $394 million as of June 30, 2023, and (ii) the amount of statutory surplus, which as of June 30, 2023 was $265 million.

Distributions From Insurance Company Subsidiaries

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
Dividends paid by AGC to AGUS	$24	$24	$44	$149
Dividends paid by AGM to AGMH	—	—	40	96
Dividends paid by AG Re to AGL	29	—	29	—
Dividends from AGUK to AGM	127	—	127	—

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

Assumed Reinsurance

Some of the Company’s insurance subsidiaries (Assuming Subsidiaries) assumed financial guaranty insurance from legacy third-party bond insurers. The agreements under which such Assuming Subsidiaries assumed such business are generally subject to termination at the option of the ceding company (i) if the Assuming Subsidiary fails to meet certain financial and regulatory criteria; (ii) if the Assuming Subsidiary fails to maintain a specified minimum financial strength rating; or (iii) upon certain changes of control of the Assuming Subsidiary. Upon termination due to one of the above events, the Assuming Subsidiary typically would be required to return to the ceding company unearned premiums (net of ceding commissions) and loss reserves, calculated on a U.S. statutory basis, attributable to the assumed business (plus in certain cases, an additional required amount), after which the Assuming Subsidiary would be released from liability with respect to such business.

As of June 30, 2023, if each third-party company ceding business to an Assuming Subsidiary had a right to recapture such business, and chose to exercise such right, the aggregate amounts those subsidiaries could be required to pay to all such ceding companies would be approximately $267 million, including $241 million by AGC and $26 million by AG Re.

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

Prior to 2008 or 2007, the amounts paid on the CCS were established through an auction process. All of those auctions failed in 2008 or 2007, and the rates paid on the CCS increased to their respective maximums. Until June 30, 2023, the annualized rate on the AGC CCS was one-month LIBOR plus 250 bps, and the annualized rate on the AGM Committed Preferred Trust Securities was one-month LIBOR plus 200 bps. In July 2023, the reference to LIBOR in such CCS was replaced with a rate based on SOFR.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, to manage investment risk within the context of the underlying portfolio of insurance risk, to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and to maximize after-tax net investment income. Approximately 62% of the total investment portfolio is managed by external parties. In accordance with the Company’s investment guidelines, each of the three external investment managers is required to maintain the Company’s investment portfolio with an overall credit quality rated at a minimum of A+/A1/A+ by S&P/Moody’s/Fitch Inc., respectively.

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

Investment Portfolio
Carrying Value

	As of
	June 30, 2023	December 31, 2022
	(in millions)
Fixed-maturity securities, available-for-sale (1)	$6,488	$7,119
Fixed-maturity securities, trading (2)	340	303
Short-term investments	1,650	810
Other invested assets	146	133
Total	$8,624	$8,365
____________________
(1)    As of June 30, 2023 and December 31, 2022, includes $36 million and $358 million, respectively, of New Recovery Bonds received in connection with the consummation of the 2022 Puerto Rico Resolutions.
(2)    Represents CVIs received under the 2022 Puerto Rico Resolutions.

The Company’s available-for-sale fixed-maturity securities had a duration of 3.9 years and 4.4 years as of June 30, 2023 and December 31, 2022, respectively.

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

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of June 30, 2023

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$286	$280
Due after one year through five years	1,537	1,430
Due after five years through 10 years	1,696	1,597
Due after 10 years	2,871	2,625
Mortgage-backed securities:
RMBS	440	352
Commercial mortgage-backed securities	214	204
Total	$7,044	$6,488

Available-for-Sale and Trading Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s available-for-sale fixed-maturity securities as of June 30, 2023 and December 31, 2022. Ratings generally reflect the lower of Moody’s and S&P classifications, except for (i) Loss Mitigation Securities, which use Assured Guaranty’s internal ratings classifications, or (ii) Puerto Rico securities received under the 2022 Puerto Rico Resolutions, which are not rated.

 Distribution of Available-for-Sale Fixed-Maturity Securities by Rating

	As of
Rating	June 30, 2023	December 31, 2022
AAA	13.9%	14.2%
AA	38.6	37.1
A	26.9	24.4
BBB	11.4	11.0
BIG (1)	7.5	7.4
Not rated (2)	1.7	5.9
Total	100.0%	100.0%
____________________
(1)Includes primarily Loss Mitigation Securities. See Item 1, Financial Statements, Note 7, Investments, for additional information.
(2)Primarily includes New Recovery Bonds received in connection with the consummation of the 2022 Puerto Rico Resolutions.

The Company also had $340 million and $303 million in trading fixed-maturity securities as of June 30, 2023 and December 31, 2022, respectively, representing CVIs received under the 2022 Puerto Rico Resolutions, which are not rated.

Other Investments

Other invested assets, which are generally less liquid than fixed-maturity securities primarily consist of investments in renewable and clean energy and private equity funds managed by a third party.

The Insurance segment reports AGAS’ percentage ownership of AssuredIM Funds’ as equity method investments with changes in NAV included in the Insurance segment adjusted operating income. As of June 30, 2023 and December 31, 2022, all of the funds in which AGAS directly invests are consolidated in the Company’s consolidated financial statements. In July 2023, the management of the CLO fund and asset-based funds was transferred from AssuredIM to Sound Point. The amounts in the table below present the fair value of AGAS’ interests in the AssuredIM Funds. See Commitments below.

Fair Value of AGAS’ Interest in AssuredIM Funds
Insurance Segment

	As of
Strategy	June 30, 2023	December 31, 2022
	(in millions)
CLOs	$189	$272
Municipal bonds (1)	—	105
Healthcare	74	91
Asset-based	87	101
Total	$350	$569
____________________
(1)     In the first quarter of 2023, the fund distributed substantially all of its available cash to AGAS and other investors in the fund.

Equity in Earnings (Losses) of Investees of AGAS’ Investment in AssuredIM Funds
Insurance Segment

	Second Quarter		Six Months
Strategy	2023	2022	2023	2022
	(in millions)
CLOs	$(3)	$(23)	$16	$(16)
Municipal bonds	—	—	—	(4)
Healthcare	1	(12)	9	(9)
Asset-based	2	2	3	7
Total	$—	$(33)	$28	$(22)

Beginning in the third quarter of 2023, the Company will record an equity method investment in Sound Point pursuant to the Sound Point Transaction described in Item 1, Financial Statements, Note 1, Business and Basis of Presentation

Restricted Assets

    Based on fair value, investments and other assets that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted, totaled $230 million and $222 million as of June 30, 2023 and December 31, 2022, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,149 million and $1,169 million, based on fair value, as of June 30, 2023 and December 31, 2022, respectively.

Commitments

Upon closing of the Sound Point Transaction and the AHP Transaction in July, the Company has increased the aggregate amount it has agreed to invest in alternative investments to $1.5 billion, including the $1 billion with Sound Point, subject to regulatory approval, which includes $510 million of investment capital (at fair value), and $991 million in unfunded commitments. See Note 1, Business and Basis of Presentation for a description of the Sound Point Transaction.

Of the $1.5 billion to be invested, the U.S. Insurance Subsidiaries through their jointly owned investment subsidiary, AGAS, are authorized to invest up to $750 million plus previously distributed gains of $114 million for a total of $864 million as of June 30, 2023. As of July 1, 2023, AGAS commitments to funds previously managed by AssuredIM were $553 million (of which $333 million was funded with a net asset value (NAV) of $350 million). This capital was committed to several funds, each dedicated to a single strategy, including CLOs, asset-based finance and healthcare structured capital and are managed by Sound Point or by AHP. As of June 30, 2023, all of the funds in which AGAS invests are accounted for as CIVs.

AssuredIM

Sources and Uses of Funds

    AssuredIM’s sources of liquidity were: (i) cash from operations, including management and performance fees (which are unpredictable as to amount and timing); and (ii) capital contributions from AGUS ($10 million and $15 million in six months 2023 and six months 2022, respectively, had been contributed to supplement cash from operations). As of June 30, 2023 and December 31, 2022, AssuredIM had $21 million and $41 million, respectively, in cash and short-term investments.

    AssuredIM’s liquidity needs primarily include: (i) paying operating expenses including compensation; (ii) paying dividends or other distributions to AGUS; and (iii) capital to support growth and expansion of the asset management business.

See “ - Overview, Business.” for a discussion of Sound Point Transaction and AHP Transaction.

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

•CIVs. The primary sources and uses of cash in the CIVs are raising capital from investors, using capital to make investments, generating cash income from investments, paying expenses, distributing cash flow to investors and issuing debt or borrowing funds to finance investments (CLOs and CLO warehouses). The assets and liabilities of the Company’s CIVs are held within separate legal entities. The assets of the CIVs are not available to creditors of the Company, other than creditors of the applicable CIVs. In addition, creditors of the CIVs have no recourse against the assets of the Company, other than the assets of such applicable CIVs. Liquidity available at the Company’s CIVs is not available for corporate liquidity needs, except to the extent of the Company’s investment in the funds, subject to redemption provisions.

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

As of June 30, 2023, these credit facilities had varying maturities ranging from 2023 to 2024 with the aggregate principal amount not exceeding $820 million. The available commitments were based on the amount of equity contributed to the warehouses which was $217 million. As of June 30, 2023, $134 million was drawn under credit facilities with an interest rate of Euro InterBank Offered Rate (Euribor) plus 300 bps (with a floor on Euribor of zero). The CLO warehouses were in compliance with all financial covenants as of June 30, 2023.

As of June 30, 2023, a consolidated healthcare fund was a party to a credit facility (jointly with another healthcare fund that was not consolidated) with a maturity date of December 29, 2023 with the aggregate principal amount not to exceed $110 million jointly and $71 million individually for the consolidated healthcare fund. The available commitment was based on the capital committed to the funds. As of June 30, 2023, $54 million was drawn by the consolidated fund under the credit facility with an interest rate of Prime (with a Prime floor of 3%). The fund was in compliance with all financial covenants as of June 30, 2023.

Condensed Consolidated Cash Flows

    The summarized condensed consolidated statements of cash flows in the table below present the cash flow effect for the aggregate of the Insurance and Asset Management business and holding companies, separately from the aggregate effect of consolidating FG VIEs and CIVs.

Summarized Condensed Consolidated Cash Flows

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in millions)
Net cash flows provided by (used in) operating activities, before effect of FG VIEs and CIVs consolidation	$27	$19	$(7)	$(621)
Effect of FG VIEs and CIVs consolidation	97	(921)	443	(1,173)
Net cash flows provided by (used in) operating activities	124	(902)	436	(1,794)

Net cash flows provided by (used in) investing activities, before effect of FG VIEs and CIVs consolidation	6	150	108	981
Effect of FG VIEs and CIVs consolidation	(40)	58	(236)	77
Net cash flows provided by (used in) investing activities	(34)	208	(128)	1,058

Net cash flows provided by (used in) financing activities, before effect of FG VIEs and CIVs consolidation
Dividends paid	(17)	(16)	(35)	(33)
Repurchases of common shares	(24)	(151)	(26)	(303)
Other	—	4	(15)	(6)
Effect of FG VIEs and CIVs consolidation	4	832	(257)	1,001
Net cash flows provided by (used in) financing activities (1)	(37)	669	(333)	659

Effect of exchange rate changes, before effect of FG VIEs and CIVs consolidation	1	(1)	2	(2)
Effect of FG VIEs and CIVs consolidation	—	—	—	—
Effect of exchange rate changes	1	(1)	2	(2)
Increase (decrease) in cash and cash equivalents and restricted cash	54	(26)	(23)	(79)
Cash and cash equivalents and restricted cash at beginning of period	130	289	207	342
Cash and cash equivalents and restricted cash at the end of the period	$184	$263	$184	$263
____________________
(1)     Claims paid on consolidated FG VIEs are presented in the condensed consolidated statements of cash flows as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

    Cash flows from operations, excluding the effect of consolidating FG VIEs and CIVs, was an outflow of $7 million in six months 2023 and an outflow of $621 million in six months 2022. The decrease in outflows during six months 2023 was primarily due to a $579 million decrease in net claim payments, primarily due to the 2022 Puerto Rico Resolutions, as well as a decrease of $95 million in tax payments. Cash flows from operations attributable to the effect of FG VIE and CIV consolidation were inflows in six months 2023 and outflows in six months 2022. The consolidated statements of cash flows present the investing activities of the consolidated AssuredIM Funds and CLOs as cash flows from operations. The increase in inflows in six months 2023 compared with six months 2022 is mainly due to a decrease of $2,104 million in investment purchases, partially offset by a decrease of investment sales, maturities and paydowns of $570 million.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments and paydowns on and sales of FG VIEs’ assets. The decrease in investing cash inflows in six months 2023 compared with six months 2022 was mainly attributable to an increase in short-term investments in six months 2023 compared to net sales of short term and fixed maturity investments in six months 2022. In six months 2022, investing inflows were used to fund claim payments under the 2022 Puerto Rico Resolutions and share repurchases. See Item 1. Financial Statements, Condensed Consolidated Statements of Cash Flows and Note 3, Outstanding Exposure, for additional information.

Financing activities primarily consist of share repurchases, dividends, and paydowns of FG VIEs’ liabilities, as well as CLO issuances and CLO warehouse financing activities. The CIVs’ financing cash flows mainly include issuances and repayments of CLOs and CLO warehouse financing debt. The decrease in financing cash flow activity from VIEs was primarily due to a decrease of $2,163 million in issuances, partially offset by a decrease in repayments of $949 million by the consolidated CLOs and CLO warehouses. The proceeds from CLO issuances and CLO warehouse borrowings are used to fund the purchases of loans. FG VIEs’ cash flows relate to the paydowns of FG VIEs’ liabilities. See Item 1. Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

From July 1, 2023 through August 8, 2023, the Company repurchased an additional 320,646 of common shares. As of August 8, 2023, the Company was authorized to purchase $158 million of its common shares. For more information about the Company’s share repurchases and authorizations, see Item 1, Financial Statements, Note 13, Shareholders’ Equity.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2023, there were no material changes to the market risks to which the Company is exposed since December 31, 2022.

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

Management of the Company, with the participation of its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023. Based on their evaluation as of June 30, 2023 covered by this Form 10-Q, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

    There were no changes in the Company’s internal control over financial reporting during second quarter 2023 which were identified in connection with the evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

    The Company is subject to legal proceedings and claims, as described in Part I, Item 1, Financial Statements, Note 12, Commitments and Contingencies – Legal Proceedings and the “PREPA” and “Puerto Rico Litigation” sections of Note 3, Outstanding Exposure and the “Recovery Litigation and Dispute Resolution” section of Note 4, Expected Loss to be Paid (Recovered) contained in this Form 10-Q and is incorporated by reference herein. For additional information see the “Legal Proceedings” and “Litigation” sections of Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Commitments and Contingencies, the “Recovery Litigation” section of Note 4, Expected Loss to be Paid (Recovered), and the “Puerto Rico Litigation” section of Note 3, Outstanding Exposure, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 1A.RISK FACTORS

    See the risk factors set forth in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Except as set forth below, there have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K or Part II, “Item 1A. Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

From July 1, 2023, the Company’s interest in Sound Point is subject to the risks normally associated with a minority interest.

Since the Company holds a minority interest in Sound Point after the closing of the Sound Point Transaction, it is unable to control the business, management or policies of Sound Point. For example, the Company is not be able to control the timing or amount of distributions from Sound Point and is not involved on a day-to-day basis with Sound Point’s operations or its decision-making with respect to its investment, reporting, internal control, legal, compliance or risk functions. In most cases, the Company will be bound by the decisions made by the Managing Partner and Chief Investment Officer, other members of management and the Board of Managers of Sound Point. In the event that the Managing Partner and Chief Investment Officer, other members of management and the Board of Managers of Sound Point have interests, objectives and incentives that differ from those of the Company, there can be no assurance that the decisions they make will be aligned with the interests of the Company. Decisions made by the Managing Partner and Chief Investment Officer, other members of management and the Board of Managers of Sound Point not in the Company’s interest could have a material adverse effect on the Company’s interest in Sound Point and/or its investments in Sound Point funds, other vehicles and separately managed accounts.

An inability to obtain accurate and timely financial information from Sound Point or AHP may impair the Company’s ability to comply with reporting obligations under federal securities law.

The Company will be reliant on Sound Point and AHP to provide accurate and timely financial reporting that will allow the Company to timely prepare and file its own financial statements in accordance with GAAP and in compliance with SEC regulations and New York Stock Exchange listing rules.

As private companies, Sound Point and AHP are not subject to the reporting requirements of the Exchange Act and historically have not been required to prepare their financial statements in accordance with generally accepted accounting principles in the United States or in compliance with the SEC’s accounting regulations. The Company expects to report its investments in Sound Point, the Sound Point funds and AHP funds on a one-quarter lag. While each of Sound Point, AHP and their respective related parties have agreed to provide to the Company all financial information necessary to complete and file its periodic SEC reports on a timely basis, any failure by Sound Point, AHP or their respective related parties to provide the Company with accurate and timely financial information could result in a delay in the Company’s timely reporting of its results of operations for any period or it not filing one or more periodic reports with the SEC on time or inaccuracies in its financial statements.

The Company’s investments in Sound Point are subject to the risks of Sound Point’s business.

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
Sound Point operates in a highly regulated industry and, as a registered investment adviser, is subject to the provisions of the Investment Advisers Act of 1940, as amended. Sound Point is, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general. As a result, there can be no assurance that Sound Point will not become subject to possible enforcement actions. Sound Point and its principals and employees could also be named as defendants in, or otherwise become involved in, a regulatory action or litigation. Any such regulatory action or litigation could be disruptive, time-consuming, expensive and lead to negative financial and reputational consequences that have a material adverse effect on Sound Point’s business, financial condition or results of operations and, consequently, the Company’s interest in Sound Point and/or its investments in Sound Point funds, other vehicles and separately managed accounts.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during second quarter 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
April 1 - April 30	—	$—	—	$201,040,120
May 1 - May 31	177,741	$52.27	168,000	$192,263,706
June 1 - June 30	285,942	$53.57	285,942	$176,946,450
Total	463,683	$53.07	453,942
____________________
(1)    After giving effect to repurchases since the Board first authorized the repurchase program on January 18, 2013, through August 8, 2023, the Company has repurchased a total of 142 million common shares for approximately $4.7 billion, excluding commissions, at an average price of $33.21 per share. As of August 8, 2023, the remaining authorization the Company was authorized to purchase was $158 million of its common shares, on a settlement basis. The repurchase program has no expiration date and the Board has previously increased the authorization periodically.
(2)     Excludes commissions.

ITEM 5.    OTHER MATTERS

10b5-1 Trading Plans

During second quarter 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6.EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Document
2.1
Transaction agreement, dated April 5, 2023, between Assured Guaranty US Holdings Inc., Assured Investment Management LLC, Assured Investment Management GP Holdings LLC, Sound Point Capital Management, L.P. and Sound Point GP Parent, LLC (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 5, 2023)

22.0	Subsidiary Companies and Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22.0 to Form 10-K for the year ended December 31, 2021)
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1	The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated August 9, 2023	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)