Form 10-Q
period 2023-09-30
ASSURED GUARANTY LTD
filed 2023-11-08
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
(441) 279-5700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:		Trading Symbol(s)	Name of exchange on which registered
Common Shares	$0.01 par value per share	AGO	New York Stock Exchange
Assured Guaranty US Holdings Inc. 6.125% Senior Notes due 2028 (and the related guarantee of Registrant)		AGO/28	New York Stock Exchange
Assured Guaranty US Holdings Inc. 3.150% Senior Notes due 2031 (and the related guarantee of Registrant)		AGO/31	New York Stock Exchange
Assured Guaranty US Holdings Inc. 3.600% Senior Notes due 2051 (and the related guarantee of Registrant)		AGO/51	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of November 6, 2023 was 57,256,573 (includes 38,464 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions except share data)

	As of
	September 30, 2023	December 31, 2022
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $86 and $65 (amortized cost of $6,971 and $7,707)	$6,267	$7,119
Fixed-maturity securities, trading, at fair value	350	303
Short-term investments, at fair value	1,426	810
Other invested assets	765	133
Total investments	8,808	8,365
Cash	108	107
Premiums receivable, net of commissions payable	1,376	1,298
Deferred acquisition costs	158	147
Salvage and subrogation recoverable	282	257
Financial guaranty variable interest entities’ assets (includes $326 and $413, at fair value)	327	416
Assets of consolidated investment vehicles (includes $318 and $5,363, at fair value)	330	5,493
Goodwill and other intangible assets	6	163
Other assets (includes $112 and $148, at fair value)	549	597
Total assets	$11,944	$16,843
Liabilities
Unearned premium reserve	$3,600	$3,620
Loss and loss adjustment expense reserve	361	296
Long-term debt	1,693	1,675
Credit derivative liabilities, at fair value	50	163
Financial guaranty variable interest entities’ liabilities, at fair value (with recourse $531 and $702, without recourse $11 and $13)	542	715
Liabilities of consolidated investment vehicles (includes $0 and $4,431, at fair value)	4	4,625
Other liabilities	393	457
Total liabilities	6,643	11,551
Commitments and contingencies (Note 13)
Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 57,819,732 and 59,013,040 shares issued and outstanding)	1	1
Retained earnings	5,815	5,577
Accumulated other comprehensive income (loss), net of tax of $(97) and $(84)	(565)	(515)
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	5,252	5,064
Nonredeemable noncontrolling interests (Note 8)	49	228
Total shareholders’ equity	5,301	5,292
Total liabilities and shareholders’ equity	$11,944	$16,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Net earned premiums	$95	$89	$261	$385
Net investment income	100	67	270	191
Asset management fees	—	16	53	71
Net realized investment gains (losses)	(9)	(14)	(20)	(39)
Fair value gains (losses) on credit derivatives	9	(48)	115	(42)
Fair value gains (losses) on committed capital securities	(20)	1	(35)	12
Fair value gains (losses) on financial guaranty variable interest entities	6	11	(2)	27
Fair value gains (losses) on consolidated investment vehicles	(4)	8	60	25
Foreign exchange gains (losses) on remeasurement	(39)	(80)	9	(181)
Fair value gains (losses) on trading securities	4	(8)	42	(30)
Gain on sale of asset management subsidiaries	255	—	255	—
Other income (loss)	6	(1)	38	12
Total revenues	403	41	1,046	431
Expenses
Loss and loss adjustment expenses (benefit)	100	(75)	159	(29)
Interest expense	24	20	67	60
Amortization of deferred acquisition costs	4	4	10	11
Employee compensation and benefit expenses	47	57	199	189
Other operating expenses	44	37	170	120
Total expenses	219	43	605	351
Income (loss) before income taxes and equity in earnings (losses) of investees	184	(2)	441	80
Equity in earnings (losses) of investees	18	(20)	25	(31)
Income (loss) before income taxes	202	(22)	466	49
Less: Provision (benefit) for income taxes	43	(27)	84	(6)
Net income (loss)	159	5	382	55
Less: Noncontrolling interests	2	(6)	19	25
Net income (loss) attributable to Assured Guaranty Ltd.	$157	$11	$363	$30

Earnings per share:
Basic	$2.65	$0.18	$6.11	$0.47
Diluted	$2.60	$0.18	$5.99	$0.46

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$159	$5	$382	$55
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $(23), $(39), $(15) and $(139)	(113)	(277)	(54)	(857)
Investments with credit impairment, net of tax provision (benefit) of $(2), $1, $(4) and $(18)	(8)	2	(13)	(81)
Change in net unrealized gains (losses) on investments	(121)	(275)	(67)	(938)
Change in instrument-specific credit risk on financial guaranty variable interest entities’ liabilities with recourse, net of tax	10	(3)	11	(1)
Other, net of tax	4	(4)	6	(13)
Other comprehensive income (loss)	(107)	(282)	(50)	(952)
Comprehensive income (loss)	52	(277)	332	(897)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	(6)	19	25
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$50	$(271)	$313	$(922)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Three Months Ended September 30, 2023

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of June 30, 2023	58,850,144	$1	$5,732	$(458)	$1	$5,276	$179	$5,455
Net income	—	—	157	—	—	157	2	159
Dividends ($0.28 per share)	—	—	(16)	—	—	(16)	—	(16)
Common shares repurchases	(1,065,902)	—	(64)	—	—	(64)	—	(64)
Share-based compensation	35,490	—	6	—	—	6	—	6
Other comprehensive loss	—	—	—	(107)	—	(107)	—	(107)
Deconsolidation of investment vehicles	—	—	—	—	—	—	(132)	(132)
As of September 30, 2023	57,819,732	$1	$5,815	$(565)	$1	$5,252	$49	$5,301

For the Three Months Ended September 30, 2022

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of June 30, 2022	62,475,739	$1	$5,672	$(370)	$1	$5,304	$243	$5,547
Net income (loss)	—	—	11	—	—	11	(6)	5
Dividends ($0.25 per share)	—	—	(16)	—	—	(16)	—	(16)
Common shares repurchases	(1,790,395)	—	(97)	—	—	(97)	—	(97)
Share-based compensation	34,087	—	9	—	—	9	—	9
Contributions	—	—	—	—	—	—	23	23
Distributions	—	—	—	—	—	—	(36)	(36)
Other comprehensive loss	—	—	—	(282)	—	(282)	—	(282)
As of September 30, 2022	60,719,431	$1	$5,579	$(652)	$1	$4,929	$224	$5,153

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Nine Months Ended September 30, 2023

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of December 31, 2022	59,013,040	$1	$5,577	$(515)	$1	$5,064	$228	$5,292
Net income	—	—	363	—	—	363	19	382
Dividends ($0.84 per share)	—	—	(51)	—	—	(51)	—	(51)
Common shares repurchases	(1,556,213)	—	(90)	—	—	(90)	—	(90)
Share-based compensation	362,905	—	16	—	—	16	—	16
Reclassification to liabilities	—	—	—	—	—	—	(16)	(16)
Contributions	—	—	—	—	—	—	20	20
Distributions	—	—	—	—	—	—	(70)	(70)
Other comprehensive loss	—	—	—	(50)	—	(50)	—	(50)
Deconsolidation of investment vehicles	—	—	—	—	—	—	(132)	(132)
As of September 30, 2023	57,819,732	$1	$5,815	$(565)	$1	$5,252	$49	$5,301

For the Nine Months Ended September 30, 2022

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of December 31, 2021	67,518,424	$1	$5,990	$300	$1	$6,292	$186	$6,478
Net income	—	—	30	—	—	30	26	56
Dividends ($0.75 per share)	—	—	(49)	—	—	(49)	—	(49)
Common shares repurchases	(7,134,565)	—	(403)	—	—	(403)	—	(403)
Share-based compensation	335,572	—	11	—	—	11	—	11
Contributions	—	—	—	—	—	—	63	63
Distributions	—	—	—	—	—	—	(51)	(51)
Other comprehensive loss	—	—	—	(952)	—	(952)	—	(952)
As of September 30, 2022	60,719,431	$1	$5,579	$(652)	$1	$4,929	$224	$5,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (in millions)

	Nine Months Ended September 30,
	2023	2022
Net cash flows provided by (used in) operating activities	$258	$(1,848)
Cash flows from investing activities:
Fixed-maturity securities, available-for-sale:
Purchases	(458)	(279)
Sales	767	560
Maturities and paydowns	528	585
Short-term investments with original maturities of over three months:
Purchases	(16)	(42)
Sales	4	—
Maturities and paydowns	35	23
Net sales (purchases) of short-term investments with original maturities of less than three months	(638)	64
Sales of fixed-maturity securities, trading	—	121
Paydowns of financial guaranty variable interest entities’ assets	88	74
Purchases of other invested assets	(128)	(11)
Sales and return of capital of other invested assets	16	35
Sale of asset management subsidiaries, net of cash	(14)	—
Other	(1)	(2)
Net cash flows provided by (used in) investing activities	183	1,128
Cash flows from financing activities:
Dividends paid	(51)	(49)
Repurchases of common shares	(90)	(400)
Net paydowns of financial guaranty variable interest entities’ liabilities	(141)	(92)
Issuance of long-term debt, net of issuance costs	345	—
Redemption of debt	(330)	—
Other	(15)	(6)
Cash flows from consolidated investment vehicles:
Proceeds from issuance of collateralized loan obligations	—	1,372
Repayment of collateralized loan obligations	(1)	(373)
Proceeds from issuance of warehouse financing debt	—	882
Repayment of warehouse financing debt	(166)	(758)
Borrowing (payment) under credit facilities	(4)	46
Contributions from noncontrolling interests to consolidated investment vehicles	—	52
Distributions to noncontrolling interests from consolidated investment vehicles	(80)	(19)
Net cash flows provided by (used in) financing activities	(533)	655
Effect of foreign exchange rate changes	—	(6)
Increase (decrease) in cash and cash equivalents and restricted cash	(92)	(71)
Cash and cash equivalents and restricted cash at beginning of period	207	342
Cash and cash equivalents and restricted cash at end of period	$115	$271

(continued on next page)

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited) - (Continued)

 (in millions)

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information
Income taxes paid (received)	$3	$97
Interest paid on long-term debt	55	47

Supplemental disclosure of non-cash activities:
Puerto Rico Plan Consideration (see Note 3)
Fixed-maturity securities, available-for-sale, received as salvage	$1	$610
Fixed-maturity securities, available-for-sale, ceded to a reinsurer	—	27
Fixed-maturity securities, trading, received as salvage	—	550
Fixed-maturity securities, trading, ceded to a reinsurer	—	6
Debt securities of financial guaranty variable interest entities received as salvage	—	54
Contributions from noncontrolling interests	20	32
Distributions to noncontrolling interests	27	53
Sale of asset management subsidiaries (see Note 1)
Assets acquired	444	—
Assets transferred	241	—
Liabilities transferred	66	—

	As of
	September 30, 2023	September 30, 2022
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash	$108	$131
Restricted cash (included in other assets)	—	1
Cash and cash equivalents of consolidated investment vehicles (See Note 8)	7	139
Cash and cash equivalents and restricted cash at the end of period	$115	$271

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

Asset Management

Until July 1, 2023, the Company served as an investment advisor to collateralized loan obligations (CLOs) and opportunity funds, as well as certain legacy hedge and opportunity funds subject to an orderly wind-down, through Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM). Beginning July 1, 2023, the Company participates in the asset management business through its ownership interest in Sound Point Capital Management, LP (Sound Point), as described below.
On July 1, 2023, Assured Guaranty contributed to Sound Point most of its asset management business, other than that conducted by Assured Healthcare Partners LLC (AssuredIM Contributed Business), as contemplated by the transaction agreement entered into with Sound Point on April 5, 2023 (Transaction Agreement). In addition, in accordance with the terms of a letter agreement (Letter Agreement), effective July 1, 2023 Assured Guaranty Municipal Corp. and Assured Guaranty Corp. (collectively, the U.S. Insurance Subsidiaries) (i) engaged Sound Point as their sole alternative credit manager and (ii) transitioned to Sound Point the management of certain existing alternative investments and related commitments. The Letter Agreement also provides that, in the first two years of Sound Point’s engagement, the U.S. Insurance Subsidiaries would, subject to regulatory approval, make new investments in funds, other vehicles and separately managed accounts managed by Sound Point which, when aggregated with the alternative investments and commitments transitioned from AssuredIM, will total $1 billion. See Note 7, Investments. Assured Guaranty received, subject to certain potential post-closing adjustments, common interests in Sound Point representing a 30% participation percentage in Sound Point, and certain other interests in related Sound Point entities (the transactions contemplated under the Transaction Agreement and the Letter Agreement, the Sound Point Transaction).

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

Upon closing of the Sound Point Transaction and the AHP Transaction the Company deconsolidated most of the corresponding AssuredIM entities (which had previously been classified as held-for-sale) and reported an investment in Sound Point that is accounted for under the equity method. In connection with the Sound Point Transaction and AHP Transaction, the Company reevaluated its consolidation conclusion for each consolidated investment vehicle (CIV) and deconsolidated all but three CIVs. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following table presents the calculation of the gain associated with the Sound Point Transaction and AHP Transaction.

Gain on Sound Point Transaction and AHP Transaction

(in millions)
Fair value of investment in Sound Point	$419
Fair value of other consideration	25
Total consideration	444
Less net asset carrying value of transferred AssuredIM subsidiaries (1)	189
Gain on sale of asset management subsidiaries (2)	$255
____________________
(1)    Consists primarily of goodwill and intangible assets of $155 million.
(2)     Consists of a $248 million gain on the Sound Point Transaction, and a $7 million gain on the AHP Transaction, which were both reported in the corporate division.

The Company’s interest in Sound Point is reported in other invested assets on the consolidated balance sheet. On the date of acquisition, the Company’s cost basis of its investment in Sound Point is the fair value of the Company’s ownership in Sound Point, and certain other interests in related Sound Point entities (collectively, Sound Point entities). The acquisition date cost basis includes a basis difference, which is the excess of the fair value of the Company’s ownership interest in Sound Point entities of $419 million, over the Company’s proportionate share of the equity of the Sound Point entities. The basis difference must be allocated between identifiable assets and liabilities. The carrying value on the date of acquisition is periodically adjusted for the Company’s share in the comprehensive income or loss of Sound Point entities (on a one-quarter lag), distributions, contributions and the amortization of definite-lived intangible assets. As of the filing of this report, the Company has not finalized the calculation of the basis difference or the allocation of such basis difference. The equity method investment in Sound Point is subject to a periodic other-than-temporary-impairment (OTTI) analysis.

The Company recognized expenses of $14 million and $46 million during the three-month period ended September 30, 2023 (third quarter 2023) and the nine-month period ended September 30, 2023 (nine months 2023), respectively, associated with the Sound Point Transaction and AHP Transaction.

Assets and Liabilities Held For Sale

The Company designated certain assets and liabilities supporting the Insurance segment as held for sale in the first quarter of 2023 and expects the sale of such assets to be completed in 2024. A disposal group is measured at the lower of carrying amount or fair value less any costs associated with the transaction. The Company assessed the disposal group for impairment and determined no impairment existed as of September 30, 2023. Upon classification of the disposal group as held for sale, the Company ceased depreciating held for sale fixed assets and amortizing held for sale intangibles. Assets held for sale were $28 million and liabilities held for sale were $2 million as of September 30, 2023 and were reported in “other assets” and “other liabilities,” respectively.

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

These unaudited interim condensed consolidated financial statements are as of September 30, 2023 and cover third quarter 2023, the three-month period ended September 30, 2022 (third quarter 2022), nine months 2023 and the nine-month period ended September 30, 2022 (nine months 2022). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current period’s presentation.

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

The U.S. Insurance Subsidiaries jointly own an investment subsidiary, AG Asset Strategies LLC (AGAS), which invests in funds managed by Sound Point, AHP, and, prior to July 1, 2023, AssuredIM (Sound Point and AHP funds, some of which were formerly known as AssuredIM funds).

AGL directly or indirectly owns several holding companies, two of which - Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH and, together with AGUS, the U.S. Holding Companies) - have public debt outstanding. See Note 11, Long-Term Debt.

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

The Insurance segment primarily consists of: (i) the Company’s insurance subsidiaries; and (ii) AGAS. Prior to July 1, 2023, the Asset Management segment consisted of AssuredIM, which provided asset management services to third-party investors as well as to the U.S. Insurance Subsidiaries and AGAS. Beginning in July 2023, the Company participates in the asset management business through its investment in Sound Point as described in Note 1, Business and Basis of Presentation. Beginning in third quarter 2023, the Asset Management segment primarily includes the results of the Company’s equity method investment in Sound Point entities, which are reported on a one-quarter lag.

    The Corporate division primarily consists of interest expense on the debt of the U.S. Holding Companies and any losses on extinguishment or repurchases of their debt, as well as any gains and losses and other operating expenses attributed to the corporate activities of AGL and the U.S. Holding Companies, including the gain associated with the Sound Point Transaction and the AHP Transaction.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
    The Other category primarily includes the effect of consolidating FG VIEs and CIVs, intersegment eliminations and the reclassification of reimbursable fund expenses. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

    The segment results differ from the consolidated financial statements in certain respects. The Insurance segment includes: (i) premiums and losses from the financial guaranty insurance policies issued by the U.S. Insurance Subsidiaries which guarantee the FG VIEs’ debt; and (ii) AGAS’ share of earnings from investments in Sound Point and AHP funds in “equity in earnings (losses) of investees.” Under GAAP, (i) FG VIEs are consolidated by the U.S. Insurance Subsidiaries and the premiums and losses/recoveries associated with the financial guaranty policies associated with the FG VIEs’ debt are eliminated (the reconciliation tables below present the FG VIEs and related eliminations in “other”) and (ii) CIVs are consolidated by either AGUS or AGAS (in the reconciliation tables below, the CIVs and related eliminations of the Insurance segment’s “equity in earnings (losses) of investees” associated with AGAS’ ownership interest in CIVs are presented in “other”). Until July 1, 2023, under GAAP, reimbursable fund expenses were shown as a component of asset management fees and included in total revenues, whereas in the Asset Management segment in the tables below these expenses were netted in “segment expenses.”

The Company analyzes the operating performance of each segment using “segment adjusted operating income (loss).” Results for each segment include specifically identifiable expenses as well as intersegment expense allocations, as applicable, based on time studies and other cost allocation methodologies based on headcount or other metrics. Segment adjusted operating income is defined as “net income (loss) attributable to AGL,” adjusted for the following items, which primarily affect the Insurance segment and corporate division:

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

Segment Information

	Third Quarter
	2023		2022
	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$206	$—	$145	$13
Intersegment revenues	2	—	2	8
Segment revenues	208	—	147	21
Segment expenses	165	—	(16)	24
Segment equity in earnings (losses) of investees	25	—	(11)	—
Less: Segment provision (benefit) for income taxes	9	—	(7)	—
Segment adjusted operating income (loss)	$59	$—	$159	$(3)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

	Nine Months
	2023		2022
	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$615	$44	$558	$59
Intersegment revenues	7	27	6	29
Segment revenues	622	71	564	88
Segment expenses	354	75	147	91
Segment equity in earnings (losses) of investees	60	—	(46)	—
Less: Segment provision (benefit) for income taxes	46	(1)	24	—
Segment adjusted operating income (loss)	$282	$(3)	$347	$(3)

The tables below present a reconciliation of significant components of segment information to the comparable consolidated amounts.

Reconciliation of Segment Information to Consolidated Information
Three Months Ended September 30, 2023

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$208	$165	$25	$9	$—	$59
Asset Management	—	—	—	—	—	—
Total segments	208	165	25	9	—	59
Corporate division	259	57	—	47	—	155
Other	(4)	(3)	(7)	(2)	2	(8)
Subtotal	463	219	18	54	2	206
Reconciling items:
Realized gains (losses) on investments	(9)	—	—	—	—	(9)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	6	—	—	—	—	6
Fair value gains (losses) on CCS	(20)	—	—	—	—	(20)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(37)	—	—	—	—	(37)
Tax effect	—	—	—	(11)	—	11
Total consolidated	$403	$219	$18	$43	$2	$157

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
Three Months Ended September 30, 2022

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$147	$(16)	$(11)	$(7)	$—	$159
Asset Management	21	24	—	—	—	(3)
Total segments	168	8	(11)	(7)	—	156
Corporate division	1	34	—	(3)	—	(30)
Other	13	2	(9)	1	(6)	7
Subtotal	182	44	(20)	(9)	(6)	133
Reconciling items:
Realized gains (losses) on investments	(14)	—	—	—	—	(14)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(50)	(1)	—	—	—	(49)
Fair value gains (losses) on CCS	1	—	—	—	—	1
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(78)	—	—	—	—	(78)
Tax effect	—	—	—	(18)	—	18
Total consolidated	$41	$43	$(20)	$(27)	$(6)	$11

Reconciliation of Segment Information to Consolidated Information
Nine Months Ended September 30, 2023

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$622	$354	$60	$46	$—	$282
Asset Management	71	75	—	(1)	—	(3)
Total segments	693	429	60	45	—	279
Corporate division	263	165	—	37	—	61
Other	28	12	(35)	(8)	19	(30)
Subtotal	984	606	25	74	19	310
Reconciling items:
Realized gains (losses) on investments	(20)	—	—	—	—	(20)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	108	(1)	—	—	—	109
Fair value gains (losses) on CCS	(35)	—	—	—	—	(35)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	9	—	—	—	—	9
Tax effect	—	—	—	10	—	(10)
Total consolidated	$1,046	$605	$25	$84	$19	$363

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
Nine Months Ended September 30, 2022

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$564	$147	$(46)	$24	$—	$347
Asset Management	88	91	—	—	—	(3)
Total segments	652	238	(46)	24	—	344
Corporate division	3	104	—	(3)	—	(98)
Other	34	14	15	3	25	7
Subtotal	689	356	(31)	24	25	253
Reconciling items:
Realized gains (losses) on investments	(39)	—	—	—	—	(39)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(51)	(5)	—	—	—	(46)
Fair value gains (losses) on CCS	12	—	—	—	—	12
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(180)	—	—	—	—	(180)
Tax effect	—	—	—	(30)	—	30
Total consolidated	$431	$351	$(31)	$(6)	$25	$30

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

    The Company typically guarantees the payment of debt service when due. Since most of these payments are due in the future, the Company generally uses gross and net par outstanding as a proxy for its financial guaranty exposure. Gross par outstanding generally represents the principal amount of the insured obligation at a point in time. Net par outstanding equals gross par outstanding net of any reinsurance. The Company includes in its par outstanding calculation the impact of any

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
consumer price index inflator to the reporting date as well as, in the case of accreting (zero-coupon) obligations, accretion to the reporting date. Non-U.S. dollar denominated par outstanding is translated at the spot rate at the end of the reporting period.

    The Company has, from time to time, purchased securities that it has insured, and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The Company excludes amounts attributable to Loss Mitigation Securities from par and debt service outstanding and instead reports Loss Mitigation Securities in the investment portfolio. The Company manages such securities as investments and not insurance exposure. As of September 30, 2023 and December 31, 2022, the Company excluded net par outstanding of $1.2 billion and $1.3 billion, respectively, primarily attributable to Loss Mitigation Securities.

    Gross debt service outstanding represents the sum of all estimated future debt service payments on the insured obligations, on an undiscounted basis. Net debt service outstanding equals gross debt service outstanding net of any reinsurance. Future debt service payments include the impact of any consumer price index inflator after the reporting date as well as, in the case of accreting (zero-coupon) obligations, accretion after the reporting date.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio
Debt Service and Par Outstanding

	As of September 30, 2023		As of December 31, 2022
	Gross	Net	Gross	Net
	(in millions)
Debt Service
Public finance	$372,908	$372,711	$359,899	$359,703
Structured finance	11,290	11,265	10,273	10,248
Total financial guaranty	$384,198	$383,976	$370,172	$369,951

Par Outstanding
Public finance	$231,871	$231,721	$224,254	$224,099
Structured finance	10,138	10,112	9,184	9,159
Total financial guaranty	$242,009	$241,833	$233,438	$233,258

In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $1.5 billion of public finance direct gross par and $1.3 billion of structured finance direct gross par as of September 30, 2023. These commitments are contingent on the satisfaction of all conditions set forth in the guaranties and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio by Internal Rating
As of September 30, 2023

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$212	0.1%	$2,004	4.4%	$860	9.6%	$457	40.2%	$3,533	1.5%
AA	16,994	9.1	3,298	7.2	4,545	50.7	12	1.0	24,849	10.3
A	101,243	54.5	10,545	23.1	1,932	21.5	568	50.0	114,288	47.2
BBB	64,220	34.5	29,083	63.5	586	6.5	100	8.8	93,989	38.9
BIG	3,304	1.8	818	1.8	1,052	11.7	—	—	5,174	2.1
Total net par outstanding	$185,973	100.0%	$45,748	100.0%	$8,975	100.0%	$1,137	100.0%	$241,833	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2022

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$222	0.1%	$1,967	4.4%	$926	11.2%	$469	50.4%	$3,584	1.5%
AA	16,241	9.1	3,497	7.9	4,633	56.3	12	1.3	24,383	10.5
A	96,807	53.9	9,271	20.9	1,075	13.1	340	36.5	107,493	46.1
BBB	62,570	34.8	28,747	64.6	479	5.8	110	11.8	91,906	39.4
BIG	3,796	2.1	981	2.2	1,115	13.6	—	—	5,892	2.5
Total net par outstanding	$179,636	100.0%	$44,463	100.0%	$8,228	100.0%	$931	100.0%	$233,258	100.0%

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of September 30, 2023

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,290	$926	$1,088	$3,304	$185,973
Non-U.S. public finance	818	—	—	818	45,748
Public finance	2,108	926	1,088	4,122	231,721
Structured finance:
U.S. RMBS	23	36	897	956	1,817
Other structured finance	—	28	68	96	8,295
Structured finance	23	64	965	1,052	10,112
Total	$2,131	$990	$2,053	$5,174	$241,833

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2022

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,364	$108	$1,324	$3,796	$179,636
Non-U.S. public finance	981	—	—	981	44,463
Public finance	3,345	108	1,324	4,777	224,099
Structured finance:
U.S. RMBS	18	39	953	1,010	1,956
Other structured finance	—	34	71	105	7,203
Structured finance	18	73	1,024	1,115	9,159
Total	$3,363	$181	$2,348	$5,892	$233,258

Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of September 30, 2023

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in millions)
BIG 1	$2,115	$16	$2,131	102	2	104
BIG 2	980	10	990	13	2	15
BIG 3	2,024	29	2,053	109	7	116
Total BIG	$5,119	$55	$5,174	224	11	235

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

Exposure to Puerto Rico

    The Company had insured exposure to obligations of various authorities and public corporations of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) as well as its general obligation bonds aggregating $1.1 billion and $1.4 billion net par outstanding as of September 30, 2023 and December 31, 2022, respectively. All of the Company’s insured exposure to Puerto Rico is rated BIG. The Company has paid claims as a result of payment defaults on all of its outstanding Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR), each of which has continued to make timely debt service payments.

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

After over five years of negotiations, a substantial portion of the Company’s Puerto Rico exposure was resolved in 2022 in accordance with four orders entered by the United States District Court of the District of Puerto Rico (Federal District Court of Puerto Rico) related to the Company’s exposure to all insured Puerto Rico credits experiencing payment default in 2022 except Puerto Rico Electric Power Authority (PREPA) (2022 Puerto Rico Resolutions). As a result of the 2022 Puerto Rico Resolutions, during 2022 the Company’s obligations under its insurance policies covering debt of the Puerto Rico Convention Center District Authority (PRCCDA) and Puerto Rico Infrastructure Authority (PRIFA) were extinguished, and its insurance exposure to Puerto Rico general obligations (GO) bonds, Public Buildings Authority (PBA) bonds and Puerto Rico Highway and Transportation Authority (PRHTA) bonds was greatly reduced. As described below, on August 31, 2023, the Company extinguished its remaining exposure to GO and PBA bonds by satisfying its obligations to insured bondholders holding custody receipts representing interests in legacy insured GO and PBA bonds.

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

•Investments and cash. Plan Consideration received in respect of bondholders whose principal of bonds insured by the Company were accelerated against the Commonwealth and became due and payable under the 2022 Puerto Rico

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Resolutions are reported in Cash and Investments. See Note 7, Investments, for the fair value of the New Recovery Bonds and CVIs remaining as of September 30, 2023.

•FG VIEs’ assets. Plan Consideration received in respect of insured bondholders who elected to receive custody receipts that represent an interest in custodial trusts that hold the legacy insurance policy plus Plan Consideration that constitute distributions under the HTA Plan or the GO/PBA Plan are reported in FG VIEs’ assets. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions of Plan Consideration are insufficient to pay or prepay such amounts. On August 31, 2023, after notice to certain holders of custody receipts representing interests in legacy insured GO, PBA and HTA bonds, the Company satisfied its obligations under such legacy insured bonds with respect to $108 million net par outstanding as of August 31, 2023, and the custodial trusts released to AGC and AGM New Recovery Bonds and CVIs with a fair value totaling $73 million as of August 31, 2023. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for the fair value of New Recovery Bonds remaining as of September 30, 2023.

The Company has sold a portion of New Recovery Bonds and CVIs it received and may sell in the future any New Recovery Bonds or CVIs it continues to hold. The fair value of any New Recovery Bonds and CVIs that the Company retains will fluctuate from their date of acquisition. Any gains or losses on sales of New Recovery Bonds and CVIs in the investment portfolio are reported as realized gains and losses on investments and fair value gains (losses) on trading securities, respectively, rather than loss and LAE.

The CVIs are intended to provide creditors with additional recoveries tied to the outperformance of the Puerto Rico 5.5% Sales and Use Tax (SUT) receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. The notional amount of a CVI represents the sum of the maximum distributions the holder could receive under the CVI, subject to the cumulative and annual caps, if the SUT sufficiently exceeds 2020 certified fiscal plan projections, without any discount for time. As of September 30, 2023, all of the CVIs are reported in investments.

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

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	As of		As of
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
(in millions)
Exposure to Puerto Rico	$1,121	$1,378	$1,529	$1,899

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Puerto Rico
Net Par Outstanding

	As of
	September 30, 2023	December 31, 2022
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$624	$720
Total Defaulted	624	720
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue) (1)	244	298
PRHTA (Highway revenue) (1)	128	182
Commonwealth of Puerto Rico - GO (1)	—	25
PBA (1)	—	4
Total Resolved	372	509
Other Puerto Rico Exposures
MFA (2)	108	131
PRASA and U of PR (2)	1	1
Total Other	109	132
Total net exposure to Puerto Rico	$1,105	$1,361
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

Amortization Schedule of Puerto Rico
Net Par Outstanding and Net Debt Service Outstanding
As of September 30, 2023

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2023 (October 1 - December 31)	$—	$3

2024 (January 1 - March 31)	—	24
2024 (April 1 - June 30)	—	3
2024 (July 1 - September 30)	110	134
2024 (October 1 - December 31)	—	3
Subtotal 2024	110	164
2025	84	132
2026	140	185
2027	120	158
2028-2032	293	427
2033-2037	235	302
2038-2041	123	140
Total	$1,105	$1,511

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
PREPA

As of September 30, 2023, the Company had $624 million insured net par outstanding of PREPA obligations. The Company believes that the PREPA bonds are secured by a lien on the revenues of the electric system.

On April 8, 2022, Judge Laura Taylor Swain of the Federal District Court of Puerto Rico issued an order appointing as members of a PREPA mediation team U.S. Bankruptcy Judges Shelley Chapman (lead mediator), Robert Drain and Brendan Shannon. Judge Swain also entered a separate order establishing the terms and conditions of mediation, including that the mediation would terminate on June 1, 2022. Judge Swain has since extended the term of such mediation several times, most recently on September 29, 2023 extending the term to March 29, 2024. The FOMB filed an initial plan of adjustment and disclosure statement for PREPA with the Federal District Court of Puerto Rico on December 16, 2022, and filed an amended version on February 9, 2023 (FOMB PREPA Plan).

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

On June 6-8, 2023, the Federal District Court of Puerto Rico held a claim estimation proceeding and, on June 26, 2023, issued an opinion and order estimating the unsecured net revenue claim to be $2.4 billion as of July 3, 2017. This estimate included a determination that PREPA’s discounted cash flows, using FOMB’s base-case incremental net revenues over a 100-year collection period and a discount rate of 7%, would be $3.0 billion, and should be reduced by an additional 20% for collection risk. PREPA bondholders had sought an unsecured net revenue claim of approximately $8.5 billion.

The Company expects to appeal portions of the March 22, 2023 decision, including the lien scope ruling and the need for a claim estimation proceeding, as well as the June 26, 2023 claim estimation ruling, upon final adjudication by the Federal District Court of Puerto Rico of all claims and counterclaims in the PREPA lien challenge adversary proceeding.

On October 27, 2023, the FOMB filed with the Federal District Court of Puerto Rico the third modified third amended plan of adjustment for PREPA and supporting supplemental disclosure statement (FOMB PREPA Plan) based on the last revised PREPA fiscal plan certified by the FOMB on June 23, 2023 (2023 PREPA Fiscal Plan). The FOMB PREPA Plan would split bondholders into two groups: one that would settle litigation regarding whether creditor repayment is limited to existing accounts, and another group that would continue litigating whether bondholders are secured by PREPA’s current and future revenue collections. The FOMB PREPA Plan also would further split settling bondholders into two sub-groups: one consisting of certain original settling bondholders that would receive an enhanced recovery (compared to non-settling bondholders) plus other supporting creditor payments, while the second settling sub-group would receive only the enhanced recovery. The FOMB asserts that, other than for pension claims, PREPA’s debt capacity is $2.5 billion, of which approximately $1.4 billion is allocated to settling creditors. The remaining $1.1 billion is allocated pro rata to (i) non-settling bondholders, and (ii) general unsecured creditors (GUCs). The most recent revised FOMB PREPA Plan provides for reduced payments to bondholders since lower projected PREPA revenues are included in the 2023 PREPA Fiscal Plan than had been previously anticipated. The FOMB PREPA Plan estimates that non-settling bondholders will receive a recovery of 12.5% of their allowed unsecured net revenue claim. The Company is opposed to the FOMB PREPA Plan and has joined with a group of non-settling bondholders that continue to litigate whether creditor repayments will include future revenue collections.

The supplemental disclosure statement hearing for the FOMB PREPA Plan is scheduled for November 14, 2023. The confirmation hearing for the FOMB PREPA Plan is currently scheduled to occur in March 2024.

PRHTA

As of September 30, 2023, the Company had $372 million of insured net par outstanding of PRHTA bonds: $244 million insured net par outstanding of PRHTA (transportation revenue) bonds and $128 million insured net par outstanding of PRHTA (highway revenue) bonds. PRHTA net par outstanding primarily represents the Company’s exposure in respect of insured bondholders who elected to receive custody receipts that represent an interest in the legacy insurance policy plus Toll Bonds that constitute distributions under the HTA Plan.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Puerto Rico GO and PBA

The Company’s exposure to GO bonds and PBA bonds was extinguished on August 31, 2023, and, therefore, as of September 30, 2023, the Company had no remaining insured net par outstanding of GO bonds and PBA bonds.

Other Puerto Rico Exposures

All debt service payments for the Company’s remaining Puerto Rico exposures of $109 million insured net par outstanding have been made in full by the obligors as of the date of this filing. These exposures consist primarily of $108 million net par outstanding of MFA bonds, which are secured by a lien on local tax revenues.

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

Specialty Business

	As of September 30, 2023		As of December 31, 2022
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in millions)
Life insurance transactions (1)	$1,325	$1,003	$1,314	$986
Aircraft residual value insurance policies	355	200	355	200
Other guaranties	2,090	2,090	228	228
____________________
(1)    The life insurance transactions net exposure is projected to reach $1.1 billion in 2024.

As of both September 30, 2023 and December 31, 2022, gross exposure of $144 million and net exposure of $84 million of aircraft residual value insurance was internally rated BIG. All other exposures in the table above are rated investment-grade.

Specialty business includes an excess-of-loss guaranty of a minimum amount of billed rent on a diversified portfolio of real estate properties with an internal rating of AA that matures in 2042. The Company’s maximum potential exposure under this guaranty, which is accounted for in accordance with Accounting Standards Codification (ASC) 460, Guarantees, was $1.6 billion as of September 30, 2023.

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

In order to effectively evaluate and manage the economics and liquidity of the entire insured portfolio, management assigns ratings and calculates expected loss to be paid (recovered) in the same manner for all its exposures regardless of form or differing accounting models. The exposure reported in Note 3, Outstanding Exposure includes policies accounted for under various accounting models depending on the characteristics of the contract and the Company’s control rights. The three primary

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
models are: (1) insurance, as described in Note 5, Contracts Accounted for as Insurance; (2) derivatives, as described in Note 6, Contracts Accounted for as Credit Derivatives, and Note 9, Fair Value Measurement; and (3) FG VIE consolidation, as described in Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles. The Company has paid and expects to pay future losses and/or recover past losses on policies which fall under each of these accounting models. This note provides information regarding expected claim payments to be made and/or recovered under all contracts in the insured portfolio.

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

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Third Quarter		Nine Months
Accounting Model	September 30, 2023	December 31, 2022	2023	2022	2023	2022
	(in millions)
Insurance (see Note 5)	$252	$205	$92	$(67)	$160	$(137)
FG VIEs (see Note 8) (1)	235	314	(6)	(6)	(15)	(16)
Credit derivatives (see Note 6)	3	3	1	1	2	5
Total	$490	$522	$87	$(72)	$147	$(148)
____________________
(1)    The net expected loss to be paid for FG VIEs primarily relates to trusts established as part of the 2022 Puerto Rico Resolutions (Puerto Rico Trusts) that were consolidated.

The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts, which are accounted for under one of the following accounting models: insurance, derivative and FG VIE. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 4.51% to 5.45% with a weighted average of 4.80% as of September 30, 2023 and 3.82% to 4.69% with a weighted average of 4.08% as of December 31, 2022. Net expected losses to be paid for U.S. dollar denominated transactions represented approximately 98.2% and 98.5% of the total as of September 30, 2023 and December 31, 2022, respectively.

Net Expected Loss to be Paid (Recovered)
Roll Forward

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$560	$442	$522	$411
Economic loss development (benefit) due to:
Accretion of discount	6	3	15	8
Changes in discount rates	(12)	(25)	(8)	(114)
Changes in timing and assumptions	93	(50)	140	(42)
Total economic loss development (benefit)	87	(72)	147	(148)
Net (paid) recovered losses (1)	(157)	357	(179)	464
Net expected loss to be paid (recovered), end of period	$490	$727	$490	$727
____________________
(1)     Net (paid) recovered losses in 2023 include recoveries related to various Puerto Rico securities transferred to the Company's investment portfolio upon the maturity and extinguishment of certain GO, PBA and HTA insured exposure. Net (paid) recovered losses in 2022 include the net amounts received pursuant to the 2022 Puerto Rico Resolutions, as described in Note 3, Outstanding Exposure.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Third Quarter 2023
Sector	Net Expected Loss to be Paid (Recovered) as of June 30, 2023	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2023
	(in millions)
Public finance:
U.S. public finance	$433	$135	$(169)	$399
Non-U.S. public finance	10	(1)	—	9
Public finance	443	134	(169)	408
Structured finance:
U.S. RMBS	73	(48)	13	38
Other structured finance	44	1	(1)	44
Structured finance	117	(47)	12	82
Total	$560	$87	$(157)	$490

	Third Quarter 2022
Sector	Net Expected Loss to be Paid (Recovered) as of June 30, 2022	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2022
	(in millions)
Public finance:
U.S. public finance	$210	$24	$392	$626
Non-U.S. public finance	7	(2)	1	6
Public finance	217	22	393	632
Structured finance:
U.S. RMBS	179	(95)	(32)	52
Other structured finance	46	1	(4)	43
Structured finance	225	(94)	(36)	95
Total	$442	$(72)	$357	$727

	Nine Months 2023
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2022	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2023
	(in millions)
Public finance:
U.S. public finance	$403	$193	$(197)	$399
Non-U.S. public finance	9	—	—	9
Public finance	412	193	(197)	408
Structured finance:
U.S. RMBS	66	(52)	24	38
Other structured finance	44	6	(6)	44
Structured finance	110	(46)	18	82
Total	$522	$147	$(179)	$490

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

	Nine Months 2022
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2021	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2022
	(in millions)
Public finance:
U.S. public finance	$197	$(16)	$445	$626
Non-U.S. public finance	12	(6)	—	6
Public finance	209	(22)	445	632
Structured finance:
U.S. RMBS	150	(127)	29	52
Other structured finance	52	1	(10)	43
Structured finance	202	(126)	19	95
Total	$411	$(148)	$464	$727
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”

The tables above include (i) net LAE paid of $9 million, $5 million, $17 million and $25 million for third quarter 2023, third quarter 2022, nine months 2023 and nine months 2022, respectively, and (ii) net expected LAE to be paid of $29 million and $11 million as of September 30, 2023 and December 31, 2022, respectively.

Public Finance

The largest component of public finance net expected losses to be paid (recovered) and net economic loss development (benefit) are U.S. exposures, including Puerto Rico exposures, which are discussed in Note 3, Outstanding Exposure.

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

Net Economic Loss Development (Benefit)
U.S. RMBS

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions)
First lien U.S. RMBS	$(12)	$(38)	$(12)	$(34)
Second lien U.S. RMBS	(36)	(57)	(40)	(93)

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

First Lien U.S. RMBS Liquidation Rates

	As of
	September 30, 2023	December 31, 2022
Current but recently delinquent
Alt-A and Prime	20%	20%
Option ARM	20%	20%
Subprime	20%	20%
30 – 59 Days Delinquent
Alt-A and Prime	35%	35%
Option ARM	35%	35%
Subprime	30%	30%
60 – 89 Days Delinquent
Alt-A and Prime	40%	40%
Option ARM	45%	45%
Subprime	40%	40%
90+ Days Delinquent
Alt-A and Prime	55%	55%
Option ARM	60%	60%
Subprime	45%	45%
Bankruptcy
Alt-A and Prime	45%	45%
Option ARM	50%	50%
Subprime	40%	40%
Foreclosure
Alt-A and Prime	60%	60%
Option ARM	65%	65%
Subprime	55%	55%
Real Estate Owned
All	100%	100%

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

Key Assumptions in Base Scenario Expected Loss Estimates
First Lien U.S. RMBS

	As of September 30, 2023				As of December 31, 2022
	Range			Weighted Average	Range			Weighted Average
Alt-A and Prime:
Plateau CDR	0.3%	-	9.7%	3.8%	1.6%	-	11.5%	5.1%
Final CDR	0.0%	-	0.5%	0.2%	0.1%	-	0.6%	0.3%
Initial loss severity:
2005 and prior	50%				50%
2006	50%				50%
2007+	50%				50%
Option ARM:
Plateau CDR	0.0%	-	9.2%	3.6%	2.0%	-	7.7%	4.3%
Final CDR	0.0%	-	0.5%	0.2%	0.1%	-	0.4%	0.2%
Initial loss severity:
2005 and prior	50%				50%
2006	50%				50%
2007+	50%				50%
Subprime:
Plateau CDR	0.2%	-	9.6%	4.7%	2.7%	-	9.7%	5.6%
Final CDR	0.0%	-	0.5%	0.2%	0.1%	-	0.5%	0.3%
Initial loss severity:
2005 and prior	50%				50%
2006	50%				50%
2007+	50%				50%

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The Company incorporates a recovery assumption into its reserving model to reflect observed trends in recoveries of deferred principal balances of modified first lien loans that had been previously written off. For transactions where the Company has detailed loan information, the Company assumes, in the base scenario, that 30% of the deferred loan balances will eventually be recovered upon sale of the collateral or refinancing of the loans. In the first quarter of 2023, in light of volatility in interest rates, the mortgage market and home prices, the Company began incorporating a 10% recovery of deferred principal balances in the most stressful scenario and a 50% recovery in the least stressful scenario. Additionally, in third quarter 2023, due to home prices reaching all time highs and high equity levels, the Company increased its scenario based recovery assumptions such that the weighted average recovery percentage increased from 20% to approximately 30%. The effect of these updated assumptions on expected losses was a benefit of $7 million.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien U.S. RMBS transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the plateau CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of September 30, 2023 and December 31, 2022.

Certain transactions benefit from excess spread when they are supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) but have insured floating rate debt linked to Secured Overnight Finance Rate (SOFR). An increase in projected SOFR decreases excess spread, while lower SOFR results in higher excess spread.

The Company used a similar approach to establish its scenarios as of September 30, 2023 as it used as of December 31, 2022, increasing and decreasing the periods of stress from those used in the base scenario, except as described above with regards to the increase in deferred principal recoveries. In the Company’s most stressful scenario where 10% of deferred principal balances were recovered, loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 16 months, expected loss to be paid would increase from current projections by approximately $28 million for all first lien U.S. RMBS transactions. In the Company’s least stressful scenario where 50% of deferred principal balances are assumed to be recovered, the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over eight months), expected loss to be paid would decrease from current projections by approximately $20 million for all first lien U.S. RMBS transactions.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Recently, the Company has observed the performance of the modified loans that have finally reset to full amortization (which represent the majority of extended loans), and noted low levels of delinquency, even with substantial increases in monthly payments. This observed performance lowers the level of uncertainty regarding this modified cohort as the remainder continue to reset.

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of September 30, 2023 and December 31, 2022, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company’s second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions quarterly based on actual recoveries of charged-off loans observed from period to period and reasonable expectations of future recoveries. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. The Company’s base scenario recovery assumption for charged-off loans is 40% (up from 30% in the prior quarters), as shown in the table below, based on observed trends and reasonable expectations of future recoveries. Such recoveries are assumed to be received evenly over the next five years. In the first quarter of 2023, in light of volatility in interest rates, the mortgage market and home prices, as with the first lien deferred principal balances detailed earlier, the Company also expanded the range of potential recoveries as a percentage of charged off loan balances. In third quarter 2023, this range was further expanded to represent a potential for greater future recoveries due to home prices reaching new record highs. The assumptions for the current quarter ranged from a 10% recovery of charged-off loan balances in the most stressful scenario and an 80% recovery in the least stressful scenario. The effect of these updated assumptions on expected loss to be paid (recovered) was a benefit of $31 million.
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

Key Assumptions in Base Scenario Expected Loss Estimates
HELOCs

	As of September 30, 2023				As of December 31, 2022
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	0.4%	-	8.7%	2.7%	0.4%	-	8.4%	3.5%
Final CDR trended down to	0.0%	-	0.4%	0.1%	0.0%	-	0.4%	0.2%
Liquidation rates:
Current but recently delinquent	20%				20%
30 – 59 Days Delinquent	30				30
60 – 89 Days Delinquent	40				40
90+ Days Delinquent	60				60
Bankruptcy	55				55
Foreclosure	55				55
Real Estate Owned	100				100
Loss severity on future defaults	98%				98%
Projected future recoveries on previously charged-off loans	40%				30%

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions.

The Company modeled scenarios with a longer period of elevated defaults and others with a shorter period of elevated defaults. In the Company’s most stressful scenario, assuming 10% recoveries on charged-off loans, increasing the CDR plateau to 42 months and increasing the ramp-down by four months to 16 months (for a total stress period of 58 months) would decrease the expected recovery by approximately $89 million for HELOC transactions. On the other hand, in the Company’s least stressful scenario, assuming 80% recoveries on charged-off loans, reducing the CDR plateau to 30 months and decreasing the length of the CDR ramp-down to eight months (for a total stress period of 38 months) and lowering the ultimate prepayment rate to 10% would increase the expected recovery by approximately $120 million for HELOC transactions.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Premiums

Net Earned Premiums

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions)
Financial guaranty insurance:
Scheduled net earned premiums	$73	$70	$212	$219
Accelerations from refundings and terminations (1)	14	12	26	145
Accretion of discount on net premiums receivable	7	6	20	18
Financial guaranty insurance net earned premiums	94	88	258	382
Specialty net earned premiums	1	1	3	3
Net earned premiums	$95	$89	$261	$385
____________________
(1)    Nine months 2022 accelerations included $104 million related to PRCCDA, PRIFA and GO/PBA exposures. See Note 3, Outstanding Exposure.

Gross Premium Receivable,
Net of Commissions Payable on Assumed Business
Roll Forward

	Nine Months
	2023	2022
	(in millions)
Beginning of year	$1,298	$1,372
Less: Specialty insurance premium receivable	1	1
Financial guaranty insurance premiums receivable	1,297	1,371
Gross written premiums on new business, net of commissions	215	232
Gross premiums received, net of commissions	(170)	(258)
Adjustments:
Changes in the expected term and debt service assumptions	4	(5)
Accretion of discount, net of commissions on assumed business	20	18
Foreign exchange gain (loss) on remeasurement	9	(181)
Financial guaranty insurance premium receivable	1,375	1,177
Specialty insurance premium receivable	1	1
September 30,	$1,376	$1,178

Approximately 70% and 74% of gross premiums receivable, net of commissions payable, at September 30, 2023 and December 31, 2022, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Insurance
Expected Future Premium Collections and Earnings

	As of September 30, 2023
	Future Gross Premiums to be Collected (1)	Future Net Premiums to be Earned (2)
	(in millions)
2023 (October 1 - December 31)	$45	$72
2024	134	277
2025	104	259
2026	100	243
2027	97	230
2028-2032	402	958
2033-2037	264	635
2038-2042	182	390
After 2042	360	537
Total	$1,688	3,601
Future accretion		313
Total future net earned premiums		$3,914
____________________
(1)    Net of assumed commissions payable.
(2)     Net of reinsurance.

Selected Information for Financial Guaranty Insurance Policies with Premiums Paid in Installments

	As of
	September 30, 2023	December 31, 2022
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,375	$1,297
Deferred premium revenue	1,702	1,663
Weighted-average risk-free rate used to discount premiums	1.9%	1.8%
Weighted-average period of premiums receivable (in years)	12.2	12.9
Losses and Recoveries

Loss reserves and salvage are discounted at risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 4.51% to 5.45% with a weighted average of 4.86% as of September 30, 2023 and 3.82% to 4.69% with a weighted average of 4.15% as of December 31, 2022.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
    The following tables provide information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance.

Net Reserve (Salvage) by Sector

	As of
Sector	September 30, 2023	December 31, 2022
	(in millions)
Public finance:
U.S. public finance	$123	$71
Non-U.S. public finance	1	1
Public finance	124	72
Structured finance:
U.S. RMBS	(89)	(77)
Other structured finance	42	42
Structured finance	(47)	(35)
Total	$77	$37

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
Financial Guaranty Insurance Contracts

As of September 30, 2023
(in millions)
Net expected loss to be paid (recovered) - financial guaranty insurance	$249
Contra-paid, net	21
Salvage and subrogation recoverable, net	281
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(355)
Net expected loss to be expensed (present value)	$196

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

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2023
(in millions)
2023 (October 1 - December 31)	$2
2024	13
2025	12
2026	15
2027	16
2028-2032	63
2033-2037	49
2038-2042	13
After 2042	13
Net expected loss to be expensed	196
Future accretion	39
Total expected future loss and LAE	$235

The following table presents the loss and LAE (benefit) reported in the condensed consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE (Benefit) by Sector

	Third Quarter		Nine Months
Sector	2023	2022	2023	2022
	(in millions)
Public finance:
U.S. public finance	$134	$1	$186	$67
Non-U.S. public finance	—	—	—	—
Public finance	134	1	186	67
Structured finance:
U.S. RMBS	(35)	(78)	$(31)	$(97)
Other structured finance	1	2	4	1
Structured finance	(34)	(76)	(27)	(96)
Loss and LAE (benefit)	$100	$(75)	$159	$(29)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of September 30, 2023

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	102	13	109	224	224
Remaining weighted-average period (in years)	9.8	16.1	7.7	10.2	10.2

Outstanding exposure:
Par	$2,121	$980	$2,033	$5,134	$5,119
Interest	1,125	922	824	2,871	2,867
Total (2)	$3,246	$1,902	$2,857	$8,005	$7,986

Expected cash outflows (inflows)	$113	$180	$1,621	$1,914	$1,903
Potential recoveries (3)	(324)	(78)	(1,223)	(1,625)	(1,615)
Subtotal	(211)	102	398	289	288
Discount	60	(25)	(74)	(39)	(39)
Expected losses to be paid (recovered)	$(151)	$77	$324	$250	$249

Deferred premium revenue	$96	$64	$146	$306	$306
Reserves (salvage)	$(178)	$37	$215	$74	$74

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

6.    Contracts Accounted for as Credit Derivatives

Amounts presented in this note relate only to contracts accounted for as derivatives. The Company’s credit derivatives (contracts that meet the definition of a derivative in accordance with GAAP) are primarily CDS and also include interest rate swaps.

The Company’s credit derivatives are generally governed by International Swaps and Derivatives Association, Inc. documentation and have certain characteristics that differ from financial guaranty insurance contracts. For example, the Company’s control rights with respect to a reference obligation under a CDS may be more limited than when the Company issues a financial guaranty insurance contract. In addition, there are more circumstances under which the Company may be obligated to make payments. Similar to a financial guaranty insurance contract, the Company would be obligated to pay if the obligor failed to make a scheduled payment of principal or interest in full. In certain credit derivative transactions, the Company also specifically agreed to pay if the obligor were to become bankrupt or if the reference obligation were restructured. Furthermore, in certain credit derivative transactions, the Company may be required to make a payment due to an event that is unrelated to the performance of the obligation referenced in the credit derivative. If events of default or termination events specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. In that case, the Company may be required to make a termination payment to its swap counterparty upon such termination. Absent such an event of default or termination event, the Company may not unilaterally terminate a credit derivative contract; however, the Company on occasion has mutually agreed with various counterparties to terminate certain CDS transactions.

The components of the Company’s credit derivative net par outstanding by sector are presented in the table below. The estimated remaining weighted average life of credit derivatives was 11.4 years and 12.8 years as of September 30, 2023 and December 31, 2022, respectively.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
 Credit Derivatives (1)

	As of September 30, 2023		As of December 31, 2022
Sector	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$1,074	$(15)	$1,175	$(79)
Non-U.S. public finance	1,478	(19)	1,565	(58)
U.S. structured finance	327	(13)	342	(22)
Non-U.S. structured finance	610	(2)	121	(3)
Total	$3,489	$(49)	$3,203	$(162)
____________________
(1)    Expected loss to be paid was $3 million as of both September 30, 2023 and December 31, 2022.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of September 30, 2023		As of December 31, 2022
Rating Category	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,255	36.0%	$1,260	39.3%
AA	1,020	29.2	1,064	33.2
A	689	19.7	232	7.2
BBB	470	13.5	590	18.5
BIG	55	1.6	57	1.8
Credit derivative net par outstanding	$3,489	100.0%	$3,203	100.0%

 Fair Value Gains (Losses) on Credit Derivatives

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions)
Realized gains (losses) and other settlements	$—	$(1)	$1	$(2)
Net unrealized gains (losses)	9	(47)	114	(40)
Fair value gains (losses) on credit derivatives	$9	$(48)	$115	$(42)

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structural terms, the change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts generally also reflects the Company’s own credit cost based on the price to purchase credit protection on AGC. The Company determines its own credit risk primarily based on quoted CDS prices traded on AGC at each balance sheet date.

CDS Spread on AGC (in basis points)

	As of September 30, 2023	As of December 31, 2022	As of September 30, 2022	As of December 31, 2021
Five-year CDS spread	98	63	70	49
One-year CDS spread	41	26	28	16

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AGC Credit Spread

	As of
	September 30, 2023	December 31, 2022
	(in millions)
Fair value of credit derivatives before effect of AGC credit spread	$(80)	$(207)
Plus: Effect of AGC credit spread	31	45
Net fair value of credit derivatives	$(49)	$(162)

The fair value of CDS contracts as of September 30, 2023, before considering the benefit applicable to AGC’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions compared to those at the time of underwriting for certain underlying credits with longer tenor.

7.    Investments

The majority of the investment portfolio comprises investment grade fixed-maturity securities managed by three outside managers. The Company has established investment guidelines for these investment managers regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector.

The remainder of the investment portfolio primarily consists of (i) Loss Mitigation Securities; (ii) New Recovery Bonds and CVIs received in connection with the consummation of the 2022 Puerto Rico Resolutions; (iii) equity method investments; (iv) short-term investments and (iv) other investments. Equity method investments primarily consists of the investment in Sound Point and fund investments across a variety of strategies.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Investment Portfolio
Carrying Value

	As of
	September 30, 2023	December 31, 2022
	(in millions)
Fixed-maturity securities, available-for-sale (1):
Externally managed (2)	$5,316	$5,824
Loss Mitigation Securities	495	548
Puerto Rico, New Recovery Bonds (3)	78	358
Other (4)	378	389
Fixed-maturity securities, trading - Puerto Rico, CVIs (3)	350	303
Short-term investments	1,426	810
Other invested assets:
Equity method investments:
Sound Point	419	—
Alternative investments (5)	331	123
Other	15	10
Total	$8,808	$8,365
____________________
(1)    7.6% and 7.4% of fixed-maturity securities were rated BIG as of September 30, 2023 and December 31, 2022, respectively, consisting primarily of Loss Mitigation Securities. 2.4% and 5.9% were not rated, as of September 30, 2023 and December 31, 2022, respectively.
(2)    As of September 30, 2023 and December 31, 2022 amounts include $294 million and $305 million, respectively, of CLOs that had been managed internally by AssuredIM under an investment management agreement until it transitioned to an external manager in June 2023.
(3)    These securities are not rated. On August 31, 2023, the Company satisfied its obligations under certain Puerto Rico Trusts and as a result $68 million, at fair value, of Puerto Rico New Recovery Bonds and $5 million, at fair value, of CVIs were transferred from the consolidated Puerto Rico Trusts to AGC and AGM’s investment portfolios. See Note 3, Outstanding Exposure.
(4)    As of September 30, 2023 and December 31, 2022, amounts include $214 million and $232 million, respectively, of municipal bonds that had been managed by AssuredIM under an investment management agreement until June 2023, and are now managed by the U.S. Insurance Subsidiaries for their own accounts.
(5)     Excludes certain investments in funds that are consolidated and accounted for as CIVs. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Upon closing of the Sound Point Transaction and the AHP Transaction in July, the Company has increased the aggregate amount it has agreed to invest in alternative investments to $1.5 billion, including the $1 billion with Sound Point, subject to regulatory approval, which includes $630 million of invested capital (at fair value), and $890 million in unfunded commitments (of which $332 million is committed to specific funds). See Note 1, Business and Basis of Presentation for a description of the Sound Point Transaction.

Of the $1.5 billion mentioned above, the U.S. Insurance Subsidiaries through their jointly owned investment subsidiary, AGAS, are authorized to invest up to $750 million plus previously distributed gains of $132 million for a total of $882 million as of September 30, 2023. As of September 30, 2023, AGAS commitments to Sound Point and AHP funds were $703 million (of which $446 million was funded with a net asset value (NAV) of $469 million). This capital was committed to several funds, each dedicated to a single strategy, including CLOs, asset-based finance and healthcare structured capital. As of September 30, 2023, three of the six funds in which AGAS invests are accounted for as CIVs. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Accrued investment income, which is reported in “other assets,” was $78 million as of September 30, 2023 and $71 million as of December 31, 2022. In nine months 2023 and nine months 2022, the Company did not write off any accrued investment income.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Available-for-Sale Fixed-Maturity Securities by Security Type
As of September 30, 2023

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in millions)
Obligations of state and political subdivisions	42%	$2,938	$(14)	$20	$(178)	$2,766
U.S. government and agencies	1	65	—	—	(7)	58
Corporate securities (2)	33	2,321	(6)	1	(307)	2,009
Mortgage-backed securities (3):
RMBS	6	430	(20)	2	(82)	330
Commercial mortgage-backed securities (CMBS)	3	198	—	—	(10)	188
Asset-backed securities:
CLOs	7	463	—	1	(10)	454
Other	6	440	(46)	6	(31)	369
Non-U.S. government securities	2	116	—	—	(23)	93
Total available-for-sale fixed-maturity securities	100%	$6,971	$(86)	$30	$(648)	$6,267

Available-for-Sale Fixed-Maturity Securities by Security Type
As of December 31, 2022

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in millions)
Obligations of state and political subdivisions	45%	$3,509	$(14)	$37	$(138)	$3,394
U.S. government and agencies	2	118	—	1	(8)	111
Corporate securities (2)	31	2,387	(6)	2	(299)	2,084
Mortgage-backed securities (3):
RMBS	5	418	(19)	3	(62)	340
CMBS	4	282	—	—	(11)	271
Asset-backed securities:
CLOs	6	449	—	—	(21)	428
Other	5	423	(26)	22	(26)	393
Non-U.S. government securities	2	121	—	—	(23)	98
Total available-for-sale fixed-maturity securities	100%	$7,707	$(65)	$65	$(588)	$7,119
____________________
(1)Based on amortized cost.
(2)Includes securities issued by taxable universities and hospitals.
(3)U.S. government-agency obligations were approximately 38% and 30% of mortgage-backed securities as of September 30, 2023 and December 31, 2022, respectively, based on fair value.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of September 30, 2023

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1,610	$(39)	$899	$(136)	$2,509	$(175)
U.S. government and agencies	21	—	32	(7)	53	(7)
Corporate securities	381	(14)	1,396	(236)	1,777	(250)
Mortgage-backed securities:
RMBS	55	(3)	122	(14)	177	(17)
CMBS	3	—	184	(10)	187	(10)
Asset-backed securities:
CLOs	18	(2)	402	(8)	420	(10)
Other	1	—	26	(2)	27	(2)
Non-U.S. government securities	4	—	89	(23)	93	(23)
Total	$2,093	$(58)	$3,150	$(436)	$5,243	$(494)
Number of securities (1)		795		1,308		2,079

Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of December 31, 2022

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1,763	$(79)	$163	$(56)	$1,926	$(135)
U.S. government and agencies	32	—	52	(8)	84	(8)
Corporate securities	1,276	(95)	519	(147)	1,795	(242)
Mortgage-backed securities:
RMBS	147	(9)	3	(1)	150	(10)
CMBS	270	(11)	—	—	270	(11)
Asset-backed securities:
CLOs	171	(7)	250	(14)	421	(21)
Other	27	(2)	—	—	27	(2)
Non-U.S. government securities	65	(10)	30	(13)	95	(23)
Total	$3,751	$(213)	$1,017	$(239)	$4,768	$(452)
Number of securities (1)		1,340		466		1,776
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of September 30, 2023 and December 31, 2022 were primarily related to higher interest rates rather than credit quality. As of September 30, 2023, the Company did not intend to and was not required to sell investments in an unrealized loss position prior to expected recovery in value. As of September 30, 2023, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 641 securities had unrealized losses in excess of 10% of their carrying value, whereas as of December 31, 2022, 567 securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $351 million as of September 30, 2023 and $329 million as of December 31, 2022.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of September 30, 2023 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of September 30, 2023

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$248	$239
Due after one year through five years	1,526	1,406
Due after five years through 10 years	1,760	1,629
Due after 10 years	2,809	2,475
Mortgage-backed securities:
RMBS	430	330
CMBS	198	188
Total	$6,971	$6,267

    Based on fair value, investments and other assets that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted, totaled $224 million as of September 30, 2023 and $222 million as of December 31, 2022. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or are otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amounts of $1,107 million and $1,169 million based on fair value as of September 30, 2023 and December 31, 2022, respectively.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Income from Investments

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions)
Investment income:
Fixed-maturity securities, available-for-sale:
Externally managed (1)	$51	$50	$156	$150
Loss Mitigation Securities	24	9	46	24
Puerto Rico, New Recovery Bonds	1	1	5	5
Other (2)	5	4	12	11
Short-term investments	21	4	53	5
Other invested assets	—	—	2	—
Investment income	102	68	274	195
Investment expenses	(2)	(1)	(4)	(4)
Net investment income	$100	$67	$270	$191

Fair value gains (losses) on trading securities (3)	$4	$(8)	$42	$(30)
Equity in earnings (losses) of investees (4)	18	(20)	25	(31)
____________________
(1)    Amounts for 2022 include income on the portion of the CLO portfolio that was previously managed by AssuredIM.
(2)    Amounts for 2022 include income on the portion of the municipal bond portfolio that was previously managed by AssuredIM.
(3)    Fair value gains on trading securities pertaining to securities still held as of September 30, 2023 were $4 million for third quarter 2023 and $42 million for nine months 2023. Fair value losses on trading securities pertaining to securities still held as of September 30, 2022 were $2 million for third quarter 2022 and $18 million for nine months 2022.
(4)     Beginning in the fourth quarter of 2023, equity in earnings (losses) will include the Company’s share of the earnings of the Sound Point entities, which is reported on a one-quarter lag.

Realized Investment Gains (Losses)

    The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions)
Gross realized gains on sales of available-for-sale securities (1)	$2	$—	$21	$—
Gross realized losses on sales of available-for-sale securities (1)	(1)	(10)	(16)	(33)
Net foreign currency gains (losses)	(1)	—	(1)	(3)
Change in allowance for credit losses and intent to sell	(8)	(4)	(23)	(13)
Other net realized gains (losses)	(1)	—	(1)	10
Net realized investment gains (losses)	$(9)	$(14)	$(20)	$(39)
____________________
(1)    Gross realized gains and losses on sales in all periods related primarily to sales of New Recovery Bonds received as part of the 2022 Puerto Rico Resolutions.

The proceeds from sales of fixed-maturity securities classified as available-for-sale were $73 million in third quarter 2023, $207 million in third quarter 2022, $767 million in nine months 2023 and $560 million in nine months 2022.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following table presents the roll forward of allowance for the credit losses on available-for-sale fixed-maturity securities.

Roll Forward of Allowance for
Credit Losses for Available-for-Sale Fixed-Maturity Securities

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$79	$51	$65	$42
Additions for securities for which credit losses were not previously recognized	—	1	—	4
Additions for purchases of securities accounted for as purchased financial assets with credit deterioration	—	2	—	2
Additions (reductions) for securities for which credit losses were previously recognized	7	3	21	9
Balance, end of period	$86	$57	$86	$57

During third quarter 2022, the Company purchased a loss mitigation security with a fair value of $22 million that was accounted for as a purchased security with credit deterioration. At acquisition, this security had an unpaid principal on remaining collateral of $31 million, an allowance for credit losses of $2 million, and a non-credit related discount of $7 million. The Company did not purchase any securities with credit deterioration during third quarter 2023 and nine months 2023. Most of the Company’s securities with credit deterioration are Loss Mitigation Securities.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

The Company has elected the FVO for all assets and all liabilities of the structured finance and other FG VIEs. The change in fair value of all structured finance and other FG VIEs’ assets and liabilities is reported in “fair value gains (losses) on FG VIEs” in the condensed consolidated statement of operations, except for the change in fair value attributable to change in instrument-specific credit risk (ISCR) on the structured finance and other FG VIEs’ liabilities, which is reported in other comprehensive income (OCI). As of both September 30, 2023 and December 31, 2022, the Company consolidated 25 structured finance and other FG VIEs.

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

On August 31, 2023, after notice to certain holders of custody receipts representing interests in legacy insured GO, PBA and HTA bonds, the Company satisfied its obligations under such legacy insured bonds with respect to $108 million net par outstanding as of August 31, 2023, and the custodial trusts released to AGC and AGM New Recovery Bonds and/or CVIs with a fair value totaling $73 million as of August 31, 2023. As of September 30, 2023 and December 31, 2022, respectively, the Company consolidated 24 and 45 custodial trusts established as part of the 2022 Puerto Rico Resolutions discussed in Note 3, Outstanding Exposure, Exposure to Puerto Rico.

New Recovery Bonds
Reported in FG VIEs’ Assets
Available-for-Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in millions)
As of September 30, 2023	$136	$10	$—	$146
As of December 31, 2022	204	4	(4)	204

As of September 30, 2023, no New Recovery Bonds in the Puerto Rico Trusts were in a gross unrealized loss position. As of December 31, 2022, 14 New Recovery Bonds in the Puerto Rico Trusts were in a gross unrealized loss position totaling $4 million and had a fair value of $110 million, all of which were in a continuous unrealized loss position for less than 12

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
months. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss.

The Company has determined that the unrealized losses recorded as of December 31, 2022 were primarily attributable to the change in interest rates, rather than credit quality. The Company did not intend to and was not required to sell these investments prior to an expected recovery in value. As of December 31, 2022, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, eight securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $3 million.

The amortized cost and estimated fair value of available-for-sale New Recovery Bonds by contractual maturity as of September 30, 2023 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

New Recovery Bonds, Available-for-Sale
Reported in FG VIEs’ Assets
Distribution by Contractual Maturity
As of September 30, 2023

	Amortized Cost	Estimated Fair Value
	(in millions)
Due after five years through 10 years	$28	$30
Due after 10 years	108	116
Total	$136	$146

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

Consolidated FG VIEs by Type of Collateral

	As of
	September 30, 2023	December 31, 2022
	(in millions)
FG VIEs’ assets:
U.S. RMBS first lien	$146	$167
U.S. RMBS second lien	27	30
Puerto Rico Trusts’ assets (includes $146 and $209 at fair value) (1)	147	212
Other	7	7
Total FG VIEs’ assets	$327	$416
FG VIEs’ liabilities with recourse:
U.S. RMBS first lien	$156	$176
U.S. RMBS second lien	20	24
Puerto Rico Trusts’ liabilities	347	495
Other	8	7
Total FG VIEs’ liabilities with recourse	$531	$702
FG VIEs’ liabilities without recourse:
U.S. RMBS first lien	$11	$13
Total FG VIEs’ liabilities without recourse	$11	$13
____________________
(1)    Includes $2 million of cash as of December 31, 2022.

The change in the ISCR of the FG VIEs’ assets for which the Company elected the FVO (FG VIEs’ assets at FVO) held as of September 30, 2023 that was reported in the condensed consolidated statements of operations for third quarter 2023 and nine months 2023 were gains of $3 million and $1 million, respectively. The change in the ISCR of the FG VIEs’ assets at FVO held as of September 30, 2022 were gains of $15 million and $11 million for third quarter 2022 and nine months 2022, respectively. The ISCR amount is determined by using expected cash flows at the original date of consolidation, discounted at the effective yield, less current expected cash flows discounted at that same original effective yield.

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

Selected Information for FG VIEs’ Assets and Liabilities
Measured under the FVO

	As of
	September 30, 2023	December 31, 2022
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$266	$265
FG VIEs’ liabilities with recourse	51	21
FG VIEs’ liabilities without recourse	16	15
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	29	34
Unpaid principal for FG VIEs’ liabilities with recourse (1)	582	723
____________________
(1)    FG VIEs’ liabilities with recourse will mature at various dates ranging from 2023 through 2041.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
CIVs

In connection with the Sound Point Transaction and AHP Transaction the Company reevaluated its consolidation conclusion for each CIV and deconsolidated all but three CIVs. As of September 30, 2023, CIVs consist of certain funds managed by Sound Point, that were previously managed by AssuredIM. The Company consolidates investment vehicles when it is deemed to be the primary beneficiary, based on its power to direct the most significant activities of each VIE and its level of economic interest in the entities.

As a result of the Sound Point Transaction and AHP Transaction, during third quarter 2023 and nine months 2023, the Company deconsolidated CIV assets of $4.7 billion and CIV liabilities of $4.4 billion. The Company recognized a loss on deconsolidation of $16 million, which is reported in “fair value gains (losses) on CIVs”. During nine months 2022, the Company deconsolidated a CLO with assets and liabilities of $417 million.

The assets and liabilities of the Company’s CIVs are held within separate legal entities. The assets of the CIVs are not available to creditors of the Company, other than creditors of the applicable CIVs. In addition, creditors of the CIVs have no recourse against the assets of the Company, other than the assets of such applicable CIVs. Liquidity available at the Company’s CIVs is not available for corporate liquidity needs, except to the extent of the Company’s investment in the funds, subject to redemption provisions. Changes in the fair value of assets and liabilities of CIVs, interest income and expense, and gains and losses on consolidation and deconsolidation of CIVs are reported in “fair value gains (losses) on CIVs” in the condensed consolidated statements of operations. Interest income from CLO assets is recorded based on contractual rates.

Number of Consolidated CIVs by Type

	As of
CIV Type	September 30, 2023	December 31, 2022
Funds	3	8
CLOs	—	10
CLO warehouses	—	4
Total number of consolidated CIVs (1)	3	22
____________________
(1)    As of December 31, 2022, two CIVs were voting interest entities (VOEs). Funds meet the criteria for consolidating a VOE when the Company possesses substantially all of the economics and all of the decision-making authority.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Assets and Liabilities of CIVs

	As of
	September 30, 2023	December 31, 2022
	(in millions)
Assets:
Fund assets:
Cash and cash equivalents	$7	$59
Fund investments, at fair value
Equity securities and warrants	79	434
Structured products	239	128
Corporate securities	—	96
Other	5	1
CLO and CLO warehouse assets:
Cash	—	38
CLO investments:
Loans in CLOs and CLO warehouses, FVO	—	4,570
Short-term investments, at fair value	—	135
Due from brokers and counterparties	—	32
Total assets (1)	$330	$5,493
Liabilities:
CLO obligations, FVO (2)	—	4,090
Warehouse financing debt, FVO (3)	—	313
Due to brokers and counterparties	4	112
Other liabilities (4)	—	110
Total liabilities	$4	$4,625
____________________
(1)    Includes investments in AssuredIM funds and other affiliated entities of $392 million as of December 31, 2022. Includes assets and liabilities of a VOE of $58 million and $1 million, respectively, as of December 31, 2022.
(2)    As of December 31, 2022, the weighted average maturity of CLO obligations was 6.2 years and the weighted average interest rate of CLO obligations was 5.3%.
(3)    The weighted average maturity of warehouse financing debt of CLO warehouses was 1.9 years as of December 31, 2022. The weighted average interest rate of warehouse financing debt of CLO warehouses was 4.5% as of December 31, 2022.
(4)    As of December 31, 2022, includes redeemable noncontrolling interests (NCI).

As of September 30, 2023, the CIVs had unfunded commitments to invest of $143 million.

As of September 30, 2023 and December 31, 2022, the CIVs included derivative contracts with notional amounts totaling $36 million and $46 million, respectively, and average notional amounts of $41 million and $47 million, respectively. The fair value of derivative contracts is reported in the “assets of CIVs” or “liabilities of CIVs” in the condensed consolidated balance sheets. The net change in fair value is reported in “fair value gains (losses) on CIVs” in the condensed consolidated statements of operations. The net change in fair value of derivative contracts were gains of $7 million for nine months 2022.
NCI in CIVs

NCI represents the proportion of the consolidated funds not owned by the Company and includes ownership interests of third parties, employees, and former employees. The NCI is non-redeemable and presented on the statement of shareholders’ equity.

Other Consolidated VIEs

    In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the obligations under the original financial guaranty insurance or insured credit derivative contract, the Company classifies the assets and liabilities of that VIE in the line items that most accurately reflect the

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
nature of such assets and liabilities, as opposed to within FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $87 million and liabilities of $7 million as of September 30, 2023, and assets of $86 million and liabilities of $12 million as of December 31, 2022, primarily reported in “investments” and “credit derivative liabilities” on the condensed consolidated balance sheets.

Non-Consolidated VIEs

    As described in Note 3, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 15 thousand policies monitored as of September 30, 2023, approximately 14 thousand policies are not within the scope of FASB ASC 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of September 30, 2023 and December 31, 2022, the Company identified 66 and 85, respectively, policies that contain provisions and experienced events that may trigger consolidation.

The Company holds variable interests in non-FG VIEs which are not consolidated, as the Company is not the primary beneficiary. As of September 30, 2023, the Company’s maximum exposure to losses relating to these non-FG VIEs was $251 million, which is limited to the carrying value of these investments of $239 million and other assets of $12 million.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During nine months 2023, no changes were made to the Company’s valuation models that had, or are expected to have, a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

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

There was a transfer of fixed-maturity security in the investment portfolio from Level 3 to Level 2 during third quarter 2023 and nine months 2023. There were no other transfers from or into Level 3 during the periods presented.

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

    As of September 30, 2023, the Company used models to price 189 securities. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts; and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Contracts Accounted for as Credit Derivatives
The Company’s credit derivatives in the Insurance segment primarily consist of insured CDS contracts, and also include interest rate swaps that qualify as derivatives under GAAP, which require fair value measurement with changes in the fair value reported in the condensed consolidated statements of operations. The Company did not enter into CDS contracts with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate such contracts; however, the Company has from time-to-time mutually agreed with various counterparties to terminate certain CDS transactions. In transactions where the counterparty does not have the right to terminate, such transactions were generally terminated for an amount that approximated the present value of future premiums or for a negotiated amount, rather than at fair value.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at September 30, 2023 were such that market prices of the Company’s CDS contracts were not available.

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
•Credit spreads provided by the counterparty of the CDS.

The rates used to discount future expected premium cash flows ranged from 3.62% to 5.41% at September 30, 2023 and 2.78% to 5.08% at December 31, 2022.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of limiting the amount of unrealized gains that are recognized on certain CDS contracts. Given market conditions and the Company’s own credit spreads, approximately 11.2%, based on fair value, of the Company’s CDS contracts were fair valued using this minimum premium as of September 30, 2023. As of December 31, 2022, the use of the minimum premium did not have a significant effect on fair value. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC’s credit spreads. In general, when AGC’s credit spreads narrow, the cost to hedge AGC’s name declines and more transactions price above previously established floor levels. Meanwhile, when AGC’s credit spreads widen, the cost to hedge AGC’s name increases causing more transactions to price at established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC hedged by its counterparties, with independent third parties periodically. The implied credit risk of AGC, indicated by the trading level of AGC’s own credit spread, is a significant factor in the amount of exposure to AGC that a bank or transaction hedges. When AGC’s credit spreads widen, the hedging cost of a bank or originator increases. Higher hedging costs reduce the amount of contractual cash flows AGC can capture as premium for selling its protection, while lower hedging costs increase the amount of contractual cash flows AGC can capture.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

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

FG VIEs’ Assets and Liabilities

FG VIEs include Puerto Rico Trusts and structured finance and other FG VIEs. Assets in the Puerto Rico Trusts, which consist of New Recovery Bonds and CVIs, are classified as Level 2. The Company elected the FVO for the Puerto Rico Trusts’ liabilities and they are classified as Level 3. See “ - Fixed Maturity Securities” above for a description of the fair value methodology for the New Recovery Bonds and CVIs in the Puerto Rico Trusts. Structured finance and other FG VIEs’ assets and liabilities are carried at fair value under the FVO and are classified as Level 3.

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

The prices of the assets and liabilities of the FG VIEs are generally determined with the assistance of an independent third party, based on a discounted cash flow approach. The third party pricing service utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted-average lives and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithms designed to aggregate market color, received by the independent third party, on comparable bonds.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Assets and Liabilities of CIVs

Investments held by CIVs which are listed or quoted on a national securities exchange or market are valued at their last reported sale price on the date of determination. Investments held by CIVs which are not listed or quoted on an exchange, but are traded over-the-counter, or are listed on an exchange which has no reported sales, are valued at their fair value as determined by the Company, after giving consideration to third-party data generally at the average between the offer and bid prices. The methods and procedures to value these investments may include, but are not limited to: (i) performing comparisons with prices of comparable or similar investments; (ii) obtaining valuation-related information from issuers; (iii) calculating the present value of future cash flows; (iv) assessing other analytical data and information related to the investment that is an indication of value; (v) obtaining information provided by third parties; and/or (vi) evaluating information provided by management of these investments. These fair values are generally based on dealer quotes, indications of value or pricing models that consider the time value of money, the current market, contractual prices and potential volatilities of the underlying financial instruments. Inputs are used in applying the various valuation techniques and broadly refer to the current assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include dealer price quotations, yield curves, credit curves, forward/CDS/index spreads, prepayments rates, strike and expiry dates, volatility statistics and other factors. Investments in private equity funds are generally valued utilizing NAV.

Until July 1, 2023, the consolidated CLOs were collateralized financing entities (CFEs), and therefore, the debt issued by, and loans held by, the consolidated CLOs were measured under the FVO using the CFE practical expedient. Loans in CLOs were priced using a loan pricing service which aggregated quotes from loan market participants. The loans were all Level 2 assets, which are more observable than the fair value of the Level 3 debt issued by the consolidated CLOs. As a result, the less observable CLO debt was measured on the basis of the more observable CLO loans. Under the CFE practical expedient guidance, the loans of consolidated CLOs were measured at fair value and the debt of consolidated CLOs were measured as: (1) the sum of (i) the fair value of the financial assets, and (ii) the carrying value of any nonfinancial assets held temporarily; less (2) the sum of (iii) the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services), and (iv) the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount was allocated to the individual financial liabilities (other than the underlying financial liabilities to the beneficial interests retained by the Company).

Prior to securitization, when loans were warehoused in an investment vehicle, such vehicle was not considered a CFE. The Company had elected the FVO to measure the loans held and the debt issued by CLO warehouses to mitigate the accounting mismatch between such assets and liabilities when a CLO warehouse securitized and became a CLO.

As of December 31, 2022, Level 2 assets in the CIVs included assets of the consolidated CLOs and certain assets of the consolidated funds. Level 3 assets in the CIVs included the remainder of the invested assets of consolidated funds. Level 2 liabilities in the CIVs included senior warehouse financing debt used to fund a CLO warehouse (measured under the FVO). Level 3 liabilities of the CIVs included various tranches of CLO debt, first loss subordinated warehouse financing and securitized borrowing. Significant changes to any of the inputs described above could have a material effect on the fair value of the consolidated assets and liabilities.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Amounts recorded at fair value in the Company’s financial statements are presented in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of September 30, 2023

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Fixed-maturity securities, available-for-sale
Obligations of state and political subdivisions	$—	$2,764	$2	$2,766
U.S. government and agencies	—	58	—	58
Corporate securities	—	2,009	—	2,009
Mortgage-backed securities:
RMBS	—	177	153	330
CMBS	—	188	—	188
Asset-backed securities	—	27	796	823
Non-U.S. government securities	—	93	—	93
Total fixed-maturity securities, available-for-sale	—	5,316	951	6,267
Fixed-maturity securities, trading	—	350	—	350
Short-term investments	1,418	8	—	1,426
Other invested assets (1)	—	—	3	3
FG VIEs’ assets	—	146	180	326
Assets of CIVs:
Equity securities and warrants	—	4	75	79
Structured products	—	66	173	239
Total assets of CIVs	—	70	248	318
Other assets	51	48	13	112
Total assets carried at fair value	$1,469	$5,938	$1,395	$8,802
Liabilities:
Credit derivative liabilities	$—	$—	$50	$50
FG VIEs’ liabilities (3)	—	—	542	542
Total liabilities carried at fair value	$—	$—	$592	$592

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
(2)    As of December 31, 2022, excludes $5 million in investments in AssuredIM funds for which the Company recorded a 100% NCI. The consolidation of these funds resulted in a gross up of assets and NCI on the consolidated financial statements; however, it resulted in no economic equity or net income attributable to AGL.
(3)    Includes FG VIEs’ liabilities with recourse and FG VIEs’ liabilities without recourse. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during third quarter 2023, third quarter 2022, nine months 2023 and nine months 2022.

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Third Quarter 2023

	Fixed-Maturity Securities, Available-for-Sale							Assets of CIVs
	Obligations of State and Political Subdivisions	RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities and Warrants		Corporate Securities	Structured Products		Other (7)
	(in millions)
Fair value as of June 30, 2023	$46	$162		$800		$188		$290		$84	$—		$33
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	4	(1)	13	(1)	1	(2)	5	(4)	—	7	(4)	(20)	(3)
Other comprehensive income (loss)	(3)	(6)		(2)		—		—		—	—		—
Purchases	—	—		—		—		3		—	—		—
Sales	—	—		—		—		(4)		—	—		—
Settlements	(1)	(7)		(15)		(9)		—		—	—		—
Consolidations	—	—		—		—		—		—	—		—
Deconsolidations	—	—		—		—		(219)		(84)	166		—
Transfers out of Level 3	(40)	—		—		—		—		—	—		—
Fair value as of September 30, 2023	$2	$153		$796		$180		$75		$—	$173		$13
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2023 included in:
Earnings						$—		$6	(4)	$—	$7	(4)	$(20)	(3)
OCI	$—	$(6)		$3									$—

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Third Quarter 2023

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)		Liabilities of CIVs
	(in millions)
Fair value as of June 30, 2023	$(57)		$(699)		$(4,199)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	9	(6)	17	(2)	—
Other comprehensive income (loss)	—		13		—
Settlements	(1)		127		—
Deconsolidations	—		—		4,199
Fair value as of September 30, 2023	$(49)		$(542)		$—
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2023 included in:
Earnings	$9	(6)	$9	(2)	$—
OCI			$13		$—

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Third Quarter 2022

	Fixed-Maturity Securities, Available-for-Sale							Assets of CIVs
	Obligations of State and Political Subdivisions	RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities and Warrants		Corporate Securities		Structured Products		Other (7)
	(in millions)
Fair value as of June 30, 2022	$51	$184		$805		$223		$258		$90		$38		$37
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	3	(1)	2	(1)	3	(2)	(11)	(4)	(2)	(4)	(3)	(4)	1	(3)
Other comprehensive income (loss)	(3)	(8)		1		—		—		—		—		—
Purchases	—	22		4		—		52		1		8		—
Sales	—	—		(1)		—		(2)		(2)		—		—
Settlements	—	(9)		(5)		(16)		—		—		—		—
Fair value as of September 30, 2022	$48	$192		$806		$210		$297		$87		$43		$38
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2022 included in:
Earnings						$3	(2)	$(11)	(4)	$(2)	(4)	$(3)	(4)	$1	(3)
OCI	$(3)	$(8)		$1										$—

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Third Quarter 2022

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)		Liabilities of CIVs
	(in millions)
Fair value as of June 30, 2022	$(147)		$(282)		$(3,987)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	(48)	(6)	8	(2)	(31)	(4)
Other comprehensive income (loss)	—		(4)		41
Issuances	—		—		(8)
Sales	—		—		2
Settlements	1		27		—
Consolidations	—		—		(26)
Fair value as of September 30, 2022	$(194)		$(251)		$(4,009)
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2022 included in:
Earnings	$(46)	(6)	$8	(2)	$(13)	(4)
OCI			$(4)		$41

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Nine Months 2023

	Fixed-Maturity Securities, Available-for-Sale								Assets of CIVs
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities and Warrants		Corporate Securities		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2022	$47		$179		$794		$204		$297		$96		$46		$50
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	1	(1)	11	(1)	13	(1)	—		45	(4)	(3)	(4)	9	(4)	(33)	(3)
Other comprehensive income (loss)	(3)		(14)		(10)		—		—		—		—		—
Purchases	—		—		23		—		41		6		—		—
Sales	—		—		(2)		—		(89)		(15)		(48)		—
Settlements	(3)		(23)		(22)		(24)		—		—		—		(4)
Deconsolidations	—		—		—		—		(219)		(84)		166		—
Transfers out of Level 3	(40)		—		—		—		—		—		—		—
Fair value as of September 30, 2023	$2		$153		$796		$180		$75		$—		$173		$13
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2023 included in:
Earnings							$(3)	(2)	$6	(4)	$—		$7	(4)	$(33)	(3)
OCI	$—		$(13)		$—										$—

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Nine Months 2023

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2022	$(162)		$(715)		$(4,154)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	115	(6)	18	(2)	(45)	(4)
Other comprehensive income (loss)	—		14		(13)
Settlements	(2)		141		13
Deconsolidations	—		—		4,199
Fair value as of September 30, 2023	$(49)		$(542)		$—
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2023 included in:
Earnings	$114	(6)	$11	(2)	$—
OCI			$14		$—

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Level 3 Fair Value Disclosures
Quantitative Information About Level 3 Fair Value Inputs
As of September 30, 2023

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$2	Yield	8.8%	-	21.5%	9.1%
RMBS	153	CPR	0.0%	-	15.0%	3.9%
		CDR	1.4%	-	16.0%	5.7%
		Loss severity	50.0%	-	125.0%	82.6%
		Yield	8.2%	-	11.9%	9.7%
Asset-backed securities:
Life insurance transactions	331	Yield	8.1%
CLOs	454	Discount margin	1.3%	-	7.8%	2.7%
Others	11	Yield	6.3%	-	12.3%	12.1%
FG VIEs’ assets (1)	180	CPR	0.1%	-	21.2%	8.0%
		CDR	1.3%	-	41.0%	9.3%
		Loss severity	45.0%	-	100.0%	82.6%
		Yield	8.1%	-	11.5%	10.1%
Assets of CIVs (3):
Equity securities and warrants	75	Discount rate	20.9%
		Market multiple-price to book	1.10x
		Market multiple-price to earnings	5.25x
		Terminal growth rate	4.0%
		Exit multiple-price to book	1.10x
		Exit multiple-price to earnings	5.25x
Structured products	173	Yield	7.5%	-	28.1%	17.9%
Other assets (1)	12	Implied Yield	7.7%	-	8.2%	7.9%
		Term (years)	10 years
Credit derivative liabilities, net (1)	(49)	Hedge cost (in bps)	17.2	-	39.2	24.1
		Bank profit (in bps)	115.5	-	293.2	155.7
		Internal floor (in bps)	10.0
		Internal credit rating	AAA	-	CCC	A
FG VIEs’ liabilities (1)	(542)	CPR	0.1%	-	21.2%	8.0%
		CDR	1.3%	-	41.0%	9.3%
		Loss severity	45.0%	-	100.0%	82.6%
		Yield	5.5%	-	11.5%	6.5%
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

Other Liabilities

As of December 31, 2022, $35 million of AssuredIM’s obligation under a master repurchase agreement to finance AssuredIM’s purchase of 5% of the senior and equity notes issued by certain consolidated European CLOs, which was required to comply with its European risk retention obligations, were included in “other liabilities.”
The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of September 30, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Assets of CIVs (1)	$21	$21	$46	$46
Other assets (including other invested assets) (2)	106	107	92	93
Financial guaranty insurance contracts (3)	(2,280)	(1,712)	(2,335)	(986)
Long-term debt	(1,693)	(1,477)	(1,675)	(1,477)
Liabilities of CIVs (4)	(4)	(4)	(170)	(170)
Other liabilities (5)	(17)	(17)	(43)	(43)
____________________
(1)    Includes due from brokers and counterparties and cash equivalents. Carrying value approximates fair value.
(2)    Primarily includes accrued interest, a participation loan, and receivables for securities sold, for which carrying value approximates fair value. Also includes note receivable from Sound Point as of September 30, 2023 and management fees receivables as of December 31, 2022.
(3)    Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.
(4)    Includes due to brokers and counterparties and, as of December 31, 2022, fund’s loan payable. Carrying value approximates fair value.
(5)    Primarily includes accrued interest, repurchase agreement liability as of December 31, 2022, and payables for securities purchased for which carrying value approximates fair value.

10.    Asset Management Fees

    The following table presents the sources of asset management fees on a consolidated basis through the end of June 30, 2023. Upon closing of the Sound Point Transaction and the AHP Transaction, the Company deconsolidated the transferred AssuredIM subsidiaries and reports its investment in Sound Point as an equity method investment (on a one-quarter lag). As a result, the Company no longer has asset management fee revenues on its consolidated statement of operations.

Asset Management Fees

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions)
Management fees	$—	$11	$21	$41
Performance fees	—	2	18	17
Reimbursable fund expenses	—	3	14	13
Total asset management fees	$—	$16	$53	$71

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
11.    Long-Term Debt

The principal and carrying values of the Company’s debt are presented in the table below.

Principal and Carrying Amounts of Long-Term Debt

	As of September 30, 2023		As of December 31, 2022
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS 5% Senior Notes	$—	$—	$330	$329
AGUS 6.125% Senior Notes	350	345	—	—
AGUS 3.15% Senior Notes	500	495	500	495
AGUS 7% Senior Notes	200	198	200	198
AGUS 3.6% Senior Notes	400	395	400	395
AGUS Series A Enhanced Junior Subordinated Debentures	150	150	150	150
AGMH Junior Subordinated Debentures (1)	146	110	146	108
Total	$1,746	$1,693	$1,726	$1,675
 ____________________
(1)    Carrying amounts are different than principal amounts primarily due to fair value adjustments at the date of the AGMH acquisition, which are accreted into interest expense over the remaining terms of these obligations. Net of AGMH’s long-term debt purchased by AGUS.

6.125% Senior Notes. On August 21, 2023, AGUS issued $350 million of 6.125% Senior Notes due 2028 (6.125% Senior Notes) for net proceeds of $345 million. The net proceeds from the issuance were used for the redemption on September 25, 2023, of $330 million of AGUS’s debt maturing in 2024. AGUS may redeem all or part of the 6.125% Senior Notes at any time or from time to time prior to August 15, 2028 (the date that is one month prior to the maturity of the 6.125% Senior Notes), at its option, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 6.125% Senior Notes being redeemed; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the 6.125% Senior Notes being redeemed (excluding interest accrued to the redemption date) from the redemption date to August 15, 2028 discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a discount rate equal to the treasury rate plus 30 bps; plus, in each case, accrued and unpaid interest on the 6.125% Senior Notes to be redeemed to, but excluding, the redemption date. AGUS may redeem all or part of the 6.125% Senior Notes at any time or from time to time on and after August 15, 2028, at its option, at a redemption price equal to 100% of the principal amount of the 6.125% Senior Notes being redeemed, plus accrued and unpaid interest on the 6.125% Senior Notes to be redeemed to, but excluding, the redemption date. The 6.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by AGL. The 6.125% Senior Notes are senior unsecured obligations of AGUS and rank equally in right of payment with all of AGUS’s other unsecured and unsubordinated indebtedness outstanding. The guarantee is a senior unsecured obligation of AGL and ranks equally in right of payment with all of AGL’s other unsecured and unsubordinated indebtedness outstanding.

12.    Income Taxes

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
In July of 2023, the U.K. government passed legislation to implement the Organization for Economic Co-Operation and Development (OECD) Base Erosion and Profit Shifting (BEPS) Pillar Two income inclusion rule. This includes a multinational top-up tax which will apply to large multinational corporations for accounting periods beginning on or after December 31, 2023. It is expected this will apply to AGL and subsidiaries, requiring a minimum effective rate of 15% in all jurisdictions in which it operates.

In addition, in August of 2023 the Bermuda government released the first of two public consultations for the introduction of a corporate income tax in Bermuda in response to the Pillar II initiatives. The Bermuda tax is expected to be enacted in 2023 to be effective in 2025. According to a second public consultation paper issued by the Ministry of Finance of the Bermuda Government, the Government of Bermuda believes it is reasonable and proportionate for any new Bermuda corporate income tax regime to supersede any existing tax assurances given to companies such as AGL and its Bermuda subsidiaries.

The Company is assessing the impact of both the U.K. legislation and the Bermuda proposal.

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities)

	As of
	September 30, 2023	December 31, 2022
	(in millions)
Net deferred tax assets (liabilities)	$82	$114
Net current tax assets (liabilities)	34	63

Valuation Allowance

During 2023, the Company recorded a return to provision adjustment, which included the utilization of $3 million in foreign tax credits, thereby reducing the Company’s foreign tax credits (FTC) from $5 million as of December 31, 2022 to $2 million as of September 30, 2023. As of September 30, 2023, the Company believes that the weight of the positive evidence outweighs the negative evidence regarding the realization of the Company’s foreign tax credits, resulting in the release of the corresponding valuation allowance.

The Company came to the conclusion that it is more likely than not that the deferred tax assets will be fully realized after weighing all positive and negative evidence available as required under GAAP. The positive evidence that was considered included the cumulative income the Company has earned over the last three years and the significant unearned premium income to be included in taxable income. The positive evidence outweighs any negative evidence that exists. As such, the Company believes that no valuation allowance is necessary in connection with the remaining deferred tax assets. The Company will continue to analyze the need for a valuation allowance on a quarterly basis.

Changes in market conditions during 2023 and 2022, including rising interest rates, resulted in the recording of deferred tax assets related to net unrealized tax capital losses. When assessing recoverability of these deferred tax assets, the Company considers the ability and intent to hold the underlying securities to recovery in value, if necessary, as well as other factors as noted above. As of September 30, 2023 and December 31, 2022, based on all available evidence, including capital loss carryback capacity, the Company concluded that the deferred tax assets related to the unrealized tax capital losses on the available-for-sale securities portfolios are, more likely than not, expected to be realized.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Effective Tax Rate Reconciliation

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions)
Expected tax provision (benefit)	$45	$(6)	$88	$6
Tax-exempt interest	(3)	(3)	(9)	(10)
NCI	(1)	1	(4)	(5)
Return to provision adjustment	(6)	(20)	(6)	(20)
State taxes	1	2	8	10
Foreign taxes	7	(1)	8	9
Taxes on reinsurance	(1)	—	(1)	(1)
Stock based compensation	2	—	2	4
Other	(1)	—	(2)	1
Total provision (benefit) for income taxes	$43	$(27)	$84	$(6)
Effective tax rate	21.4%	123.5%	18.1%	(12.1)%

The expected tax provision (benefit) is calculated as the sum of pre-tax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Where there is a pre-tax loss in one jurisdiction and pre-tax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

 The following tables present pre-tax income and revenue by jurisdiction.

Pre-tax Income (Loss) by Tax Jurisdiction

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions)
U.S.	$233	$3	$458	$112
Bermuda	(17)	10	41	27
U.K.	(10)	(30)	(25)	(75)
Other	(4)	(5)	(8)	(15)
Total	$202	$(22)	$466	$49

Revenue by Tax Jurisdiction

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions)
U.S.	$373	$60	$901	$435
Bermuda	30	4	123	43
U.K.	1	(21)	22	(39)
Other	(1)	(2)	—	(8)
Total	$403	$41	$1,046	$431

Pre-tax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Audits

As of September 30, 2023, AGUS had open tax years with the U.S. Internal Revenue Service (IRS) for 2018 forward and is currently under audit for the 2018 and 2019 tax years. As of September 30, 2023, Assured Guaranty Overseas US Holdings Inc. had open tax years with the IRS for 2019 forward and is not currently under audit with the IRS. In September 2022, His Majesty’s Revenue & Customs completed a business risk review of Assured Guaranty that commenced in July 2022 and assigned a low-risk rating for corporate taxes in the U.K. The Company’s French subsidiary is not currently under examination and has open tax years of 2019 forward.

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

    In addition, in the ordinary course of their respective businesses, certain of AGL’s insurance subsidiaries are involved in litigation with third parties to recover insurance losses paid in prior periods or prevent or reduce losses in the future. For example, the Company is involved in a number of legal actions in the Federal District Court of Puerto Rico to enforce or defend its rights with respect to the obligations it insures of Puerto Rico and various of its related authorities and public corporations. See the “Exposure to Puerto Rico” section of Note 3, Outstanding Exposure, for a description of such actions. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year. In the first quarter of 2023, the Company reduced its previously recorded accrual of $20 million to zero in connection with developments in litigation.

    The Company also receives subpoenas and interrogatories from regulators from time to time.

Litigation

    On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC, which, in the past, had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York (the Court), asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination in December 2008 of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP’s termination in July 2009 of 28 other credit derivative transactions between LBIE and AGFP and AGFP’s calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP had terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and properly calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed (as described below) and approximately $21 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On March 15, 2013, the Court granted AGFP’s motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE’s claim with respect to the 28 other credit derivative transactions. Following a bench trial, on March 8, 2023, the Court rendered its decision and found in favor of AGFP. On June 30, 2023, the clerk entered judgment in favor of AGFP in the amount of approximately $54 million plus prejudgment simple interest at an annual rate of 8%. On September 22, 2023, LBIE appealed this judgment. On July 1, 2023, AGFP moved the Court to award it approximately $58 million for attorneys’ fees and expenses AGFP incurred through March 2023. The parties reached a confidential settlement with respect to this motion for attorneys’ fees, and AGFP withdrew the motion without prejudice on October 30, 2023. The Company did not accrue in its financial statements for the judgment it was awarded or the attorneys’ fees it sought.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
14.    Shareholders’ Equity

Other Comprehensive Income

The following tables present the changes in each component of accumulated other comprehensive income (AOCI) and the effect of reclassifications out of AOCI into the respective lines in the condensed consolidated statements of operations.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Third Quarter 2023

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, June 30, 2023	$(284)	$(115)	$(22)	$(42)	$5	$(458)
Other comprehensive income (loss) before reclassifications	(115)	(14)	10	(1)	—	(120)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(2)	(7)	—	—	—	(9)
Fair value gains (losses) on CIVs	—	—	—	(6)	—	(6)
Total before tax	(2)	(7)	—	(6)	—	(15)
Tax (provision) benefit	—	1	—	1	—	2
Total amount reclassified from AOCI, net of tax	(2)	(6)	—	(5)	—	(13)
Other comprehensive income (loss)	(113)	(8)	10	4	—	(107)
Balance, September 30, 2023	$(397)	$(123)	$(12)	$(38)	$5	$(565)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Third Quarter 2022

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, June 30, 2022	$(205)	$(107)	$(19)	$(45)	$6	$(370)
Other comprehensive income (loss) before reclassifications	(286)	(1)	(3)	(4)	—	(294)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(11)	(3)	—	—	—	(14)
Total before tax	(11)	(3)	—	—	—	(14)
Tax (provision) benefit	2	—	—	—	—	2
Total amount reclassified from AOCI, net of tax	(9)	(3)	—	—	—	(12)
Other comprehensive income (loss)	(277)	2	(3)	(4)	—	(282)
Balance, September 30, 2022	$(482)	$(105)	$(22)	$(49)	$6	$(652)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Accumulated Other Comprehensive Income (Loss) by Component
Nine Months 2023

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2022	$(343)	$(110)	$(23)	$(45)	$6	$(515)
Other comprehensive income (loss) before reclassifications	(54)	(31)	9	2	—	(74)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	2	(22)	—	—	—	(20)
Fair value gains (losses) on FG VIEs	—	—	(2)	—	—	(2)
Fair value gains (losses) on CIVs	—	—	—	(6)	—	(6)
Interest expense	—	—	—	—	1	1
Total before tax	2	(22)	(2)	(6)	1	(27)
Tax (provision) benefit	(2)	4	—	1	—	3
Total amount reclassified from AOCI, net of tax	—	(18)	(2)	(5)	1	(24)
Other comprehensive income (loss)	(54)	(13)	11	7	(1)	(50)
Balance, September 30, 2023	$(397)	$(123)	$(12)	$(38)	$5	$(565)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Nine Months 2022

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2021	$375	$(24)	$(21)	$(36)	$6	$300
Other comprehensive income (loss) before reclassifications	(886)	(92)	(2)	(13)	—	(993)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(35)	(13)	—	—	—	(48)
Fair value gains (losses) on FG VIEs	—	—	(2)	—	—	(2)
Total before tax	(35)	(13)	(2)	—	—	(50)
Tax (provision) benefit	6	2	1	—	—	9
Total amount reclassified from AOCI, net of tax	(29)	(11)	(1)	—	—	(41)
Other comprehensive income (loss)	(857)	(81)	(1)	(13)	—	(952)
Balance, September 30, 2022	$(482)	$(105)	$(22)	$(49)	$6	$(652)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Share Repurchases

    On November 1, 2023, the Board of Directors (the Board) authorized the repurchase of an additional $300 million of its common shares. Under this and previous authorizations, as of November 7, 2023, the Company was authorized to purchase $372 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2022 (January 1 - March 31)	2,738,223	$155	$56.62
2022 (April 1 - June 30)	2,605,947	151	58.03
2022 (July 1- September 30)	1,790,395	97	53.77
2022 (October 1- December 31)	1,713,416	100	58.34
Total 2022	8,847,981	$503	56.79
2023 (January 1 - March 31)	36,369	2	62.23
2023 (April 1 - June 30)	453,942	24	53.08
2023 (July 1 - September 30)	1,065,902	64	59.67
2023 (October 1 - November 7)	682,676	42	61.17
Total 2023	2,238,889	$132	58.83

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
15.    Earnings Per Share

Computation of Earnings Per Share

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$157	$11	$363	$30
Less: Distributed and undistributed income (loss) available to nonvested shareholders	2	—	3	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$155	$11	$360	$30
Basic shares	58.5	61.7	58.9	63.9
Basic EPS	$2.65	$0.18	$6.11	$0.47

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$155	$11	$360	$30
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$155	$11	$360	$30
Basic shares	58.5	61.7	58.9	63.9
Dilutive securities:
Restricted stock awards	1.1	1.2	1.1	1.2
Diluted shares	59.6	62.9	60.0	65.1
Diluted EPS	$2.60	$0.18	$5.99	$0.46
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.1	0.1	0.1	0.8

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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ adversely are:

•significant changes in inflation, interest rates, the world’s credit markets or segments thereof, credit spreads, foreign exchange rates or general economic conditions, including the possibility of a recession or stagflation;
•geopolitical risk, including Russia’s invasion of Ukraine and the resulting economic sanctions, volatility in energy prices, potential for increased cyberattacks, and risk of intentional or accidental escalation between The North Atlantic Treaty Organization (NATO) and Russia, conflict in the Middle East, confrontation over Iran’s nuclear program, and United States (U.S.) – China strategic competition and the pursuit of technological independence;
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
•the possibility that investments made by Assured Guaranty for its investment portfolio, including alternative investments and investments it manages, do not result in the benefits anticipated or subject Assured Guaranty to reduced liquidity at a time it requires liquidity, or to other negative or unanticipated consequences;
•the impacts of the completion of Assured Guaranty’s transactions with Sound Point Capital Management, LP (Sound Point) and/or Assured Healthcare Partners LLC (AHP) on Assured Guaranty and its relationships with its shareholders, regulators, rating agencies, employees and the obligors it insures and on the asset management business contributed to Sound Point and on the business of AHP and their relationships with their respective clients and employees;
•the possibility that strategic transactions made by Assured Guaranty, including the consummation of the transactions with Sound Point and/or AHP, do not result in the benefits anticipated or subject Assured Guaranty to negative consequences;
•the inability to control the business, management or policies of entities in which the Company holds a minority interest;

•the impact of market volatility on the mark-to-market of Assured Guaranty’s assets and liabilities subject to mark-to-market, including certain of its investments, contracts accounted for as derivatives, and certain consolidated variable interest entities (VIEs);
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

In the Insurance segment, the Company provides credit protection products to the U.S. and non-U.S. public finance (including infrastructure) and structured finance markets. Until July 1, 2023, the Company served as investment advisor to collateralized loan obligations (CLOs) and opportunity funds, through Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM). Beginning July 1, 2023, the Company participates in the asset management business through its ownership interest in Sound Point as described below.

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

Asset Management Transactions

On July 1, 2023, Assured Guaranty contributed to Sound Point most of its asset management business, other than that conducted by Assured Healthcare Partners LLC (AssuredIM Contributed Business), as contemplated by the transaction agreement entered into with Sound Point on April 5, 2023 (Transaction Agreement). In addition, in accordance with the terms of a letter agreement (Letter Agreement), effective July 1, 2023, Assured Guaranty Municipal Corp. (AGM) and Assured Guaranty Corp. (AGC) (collectively, the U.S. Insurance Subsidiaries) (i) engaged Sound Point as their sole alternative credit manager, and (ii) transitioned to Sound Point the management of certain existing alternative investments and related commitments. The Letter Agreement also provides that, in the first two years of Sound Point’s engagement, the U.S. Insurance Subsidiaries would, subject to regulatory approval, make new investments in funds, other vehicles and separately managed accounts managed by Sound Point which, when aggregated with the alternative investments and commitments transitioned from AssuredIM, will total $1 billion. See Note 7, Investments. Assured Guaranty received, subject to certain potential post-closing adjustments, common interests in Sound Point representing a 30% participation percentage in Sound Point, and certain other interests in related Sound Point entities (the transactions contemplated under the Transaction Agreement and the Letter Agreement, the Sound Point Transaction). As of September 30, 2023, Sound Point is the fifth largest CLO manager by assets under management (AUM) in the world (based on September 30, 2023 CreditFlux CLO manager rankings).

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

Economic Environment

Real gross domestic product (GDP) increased at an annual rate of 4.9% in the three-month period ended September 30, 2023 (third quarter 2023), compared to an increase of 2.1% in the second quarter of 2023, according to the advance estimate released by the U.S. Bureau of Economic Analysis (BEA). At the end of September 2023, the U.S. unemployment rate, seasonally adjusted, stood at 3.8%, up slightly from the 3.6% rate where it had started the quarter, and down from the COVID-19 pandemic high of 14.7% in April 2020. The Company believes a more robust economy makes it less likely that obligors whose obligations it guarantees will default.

According to the U.S. Bureau of Labor Statistics (BLS), the inflation rate in the U.S. before seasonal adjustment for the 12-month period ending September 2023, as measured by the Consumer Price Index for All Urban Consumers (CPI-U), was 3.7%, as compared to 3.0% for the 12-month period ending June 2023. According to the United Kingdom’s (U.K.) Office for National Statistics, the Consumer Prices Index including owner occupiers’ housing costs (CPIH) was 6.3% for the 12 months through September 2023, down from 7.3% for the 12 months ended June 2023. Consumer price inflation may impact the Company indirectly to the extent it makes it more difficult for obligors to make their debt payments or causes interest rates to rise more generally. In addition, consumer price inflation in the U.K. increases reported net par outstanding for certain U.K exposures with approximately $21.2 billion of net par outstanding as of September 30, 2023, and also increases projected future installment premiums on the portion of such exposure that pays at least a portion of the premium on an installment basis over the term of the exposure.

With the Federal Open Market Committee (FOMC) acknowledging the need to combat inflation, in March 2022 the FOMC began again raising the target range for the federal funds rate and stated that it would reduce its holdings of treasury securities and agency debt and agency mortgage-backed securities. From March 2022 through July 26, 2023, the FOMC raised the target range for the federal funds rate from a range of 0% to 0.25% where it started 2022 to a range of 5.25% to 5.50% at its July 25-26, 2023 meeting. The FOMC has repeatedly declared that it seeks to achieve maximum employment and inflation at the rate of 2% over the longer run. In determining the extent to which additional policy firming may be appropriate to return inflation to 2% over time, the FOMC indicated that it will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments. Since its July 25-26, 2023 meeting, the FOMC has maintained the federal funds rate at 5.25% to 5.50%, including through its most recent meeting held October 31 – November 1, 2023, stating that it would continue to assess additional information and its implications for monetary policy.

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

The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company’s largest financial guaranty insurance market, U.S. public finance. The MMD rate averaged 3.77% for the quarter ended September 2023, higher than the 3.41% average for the quarter ended June 2023, and higher than the 3.22% average for the quarter ended September 2022. Meanwhile, the difference, or credit spread, between the 30-year BBB-rated general obligation relative to the 30-year AAA MMD averaged 101 basis points (bps) in the quarter ended September 2023, which is the same spread as the quarter ended June 2023, but wider than the 95 bps average for the quarter ended September 2022. The Company believes that, over time, wider spreads could permit it to increase its premium rates on new business, and higher interest rates may also increase the amount the Company can earn on its largely fixed-maturity securities.

Additionally, the Company believes that higher interest rates are discouraging homeowners from moving as many are locked into lower mortgage interest rates at the homes in which they reside, which, in turn, is restricting housing inventory and leading to an increase in home prices as demand outpaces supply. The increase in housing prices may benefit distressed residential mortgage-backed securities (RMBS) the Company insures. According to the National Association of Realtors reported that existing home sales declined 15.4% in September 2023 from one year ago. The median existing-home price for all housing types in September 2023 was $394,300, a decrease of 3.9% from June 2023 ($410,200).

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

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Nine Months 2023	Nine Months 2022	Year Ended December 31, 2022
	(dollars in billions, except number of issues and percentages)
Par:
New municipal bonds issued	$266.2	$292.2	$359.7
Total insured	$22.6	$22.9	$28.8
Insured by Assured Guaranty	$14.1	$12.9	$17.0
Number of issues:
New municipal bonds issued	5,393	6,420	7,902
Total insured	1,000	1,146	1,420
Insured by Assured Guaranty	467	529	648
Bond insurance market penetration based on:
Par	8.5%	7.8%	8.0%
Number of issues	18.5%	17.9%	18.0%
Single A par sold	34.3%	29.9%	30.2%
Single A transactions sold	61.4%	58.8%	59.0%
$25 million and under par sold	24.1%	21.6%	21.9%
$25 million and under transactions sold	22.7%	21.0%	21.4%
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

    In the public finance area, the Company believes its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, result in more favorable outcomes in distressed public finance situations than would be the case without its participation. This has been illustrated by the Company’s role in the Detroit, Michigan and Stockton, California financial crises, and more recently by the Company’s role in negotiating various agreements in connection with the restructuring of obligations of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations. The Company will also, where appropriate, pursue litigation to enforce its rights. For example, the Company initiated a number of legal actions to enforce its rights with respect to obligations of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations.

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

The Company is, and for several years has been, working with the servicers of some of the RMBS transactions it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans to help improve the performance of the related RMBS.

The Company also purchases attractively priced obligations, including below-investment-grade (BIG) obligations, that it has insured and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The fair value of Loss Mitigation Securities as of September 30, 2023 (excluding the value of the Company’s insurance) was $448 million, with a par of $745 million.

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

Asset Management and Alternative Investments

Until July 1, 2023, the Company pursued its asset management strategy through AssuredIM. With the consummation of the Sound Point Transaction and AHP Transaction, effective as of July 1, 2023, the Company participates in the asset management business through its ownership interest in Sound Point, and will no longer directly manage investments for third parties.

The Company’s ownership interest in Sound Point furthers its strategy of participating in a fee-based earnings stream independent of the risk-based premiums generated by its financial guaranty business. The Sound Point business was strengthened by the addition of AssuredIM’s AUM (excluding AUM relating to AHP).

The Company also expects its relationship with Sound Point to enhance its alternative investment opportunities. Upon closing of the Sound Point Transaction and the AHP Transaction in July, the Company has increased the aggregate amount it has agreed to invest in alternative investments to $1.5 billion, including the $1 billion with Sound Point, subject to regulatory approval. See Note 1, Business and Basis of Presentation, for a description of the Sound Point Transaction. Of the $1.5 billion, the U.S. Insurance Subsidiaries through their jointly owned investment subsidiary, AG Asset Strategies LLC (AGAS), are authorized to invest up to $750 million plus previously distributed gains of $132 million for a total of $882 million as of September 30, 2023. As of September 30, 2023, AGAS commitments to funds managed by Sound Point, AHP, and, prior to July 1, 2023, AssuredIM (Sound Point and AHP funds, some of which were formerly known as AssuredIM funds) were $703 million.

Capital Management

    The Company has developed strategies to efficiently manage capital within the Assured Guaranty group.

From 2013 through November 7, 2023, the Company has repurchased 143 million common shares for approximately $4.8 billion, representing approximately 74% of the total shares outstanding at the beginning of the repurchase program in 2013. On November 1, 2023, the AGL Board of Directors (the Board) authorized the repurchase of an additional $300 million of common shares. Under this and previous authorizations, as of November 7, 2023, the Company was authorized to purchase $372 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 14, Shareholders’ Equity, for additional information about the Company’s repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013 - 2022	$4,661	140.875	$33.09
2023 (First Quarter)	2	0.036	62.23
2023 (Second Quarter)	24	0.454	53.08
2023 (Third Quarter)	64	1.066	59.67
2023 (through November 7)	42	0.683	61.17
Cumulative repurchases since the beginning of 2013	$4,793	143.114	33.49

As of September 30, 2023, the estimated accretive effect of the cumulative repurchases of common shares since the beginning of 2013 was approximately: $40.71 per share in shareholders’ equity attributable to AGL, $46.65 per share in adjusted operating shareholders’ equity and $81.29 per share in adjusted book value.

The Company considers the appropriate mix of debt and equity in its capital structure. In 2023, the Company issued $350 million in 6.125% Senior Notes due in 2028, and used the proceeds primarily to redeem $330 million of 5% Senior Notes due in 2024. In 2021, the Company also redeemed $600 million in long-dated high coupon debt using proceeds from the issuance of $900 million in shorter-dated, lower coupon debt. Proceeds from the debt issuances that were not used to redeem debt were used for general corporate purposes, including share repurchases. Since the second quarter of 2017, AGUS has also purchased $154 million in principal of AGMH’s outstanding Junior Subordinated Debentures.

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

The primary drivers of volatility in the Company’s net income include: loss and loss adjustment expense (LAE changes in fair value of credit derivatives, FG VIEs, CIVs and committed capital securities (CCS), as well as foreign exchange gains (losses), the level of refundings of insured obligations, changes in the value of the Company’s alternative investments, the effects of any large settlements, commutations and loss mitigation strategies, among other factors. Changes in laws and regulations, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.

Financial Performance of Assured Guaranty

Financial Results

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions, except per share amounts)
GAAP
Net income (loss) attributable to AGL	$157	$11	$363	$30
Net income (loss) attributable to AGL per diluted share	$2.60	$0.18	$5.99	$0.46
Weighted average diluted shares	59.6	62.9	60.0	65.1

Non-GAAP
Adjusted operating income (loss) (1)	$206	$133	$310	$253
Adjusted operating income per diluted share	$3.42	$2.11	$5.12	$3.88
Weighted average diluted shares	59.6	62.9	60.0	65.1

Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income	$(8)	$7	$(30)	$7
Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income per share	$(0.13)	$0.12	$(0.49)	$0.11

Components of total adjusted operating income (loss)
Insurance segment	$59	$159	$282	$347
Asset Management segment	—	(3)	(3)	(3)
Corporate division	155	(30)	61	(98)
Other (2)	(8)	7	(30)	7
Adjusted operating income (loss)	$206	$133	$310	$253

Insurance Segment
Gross written premiums (GWP)	$40	$94	$221	$229
Present value of new business production (PVP) (1)	46	95	249	240
Gross par written	5,948	3,846	20,285	15,012

	As of September 30, 2023		As of December 31, 2022
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$5,252	$90.84	$5,064	$85.80
Adjusted operating shareholders' equity (1)	5,735	99.18	5,543	93.92
Adjusted book value (1)	8,559	148.03	8,379	141.98
Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating shareholders’ equity	4	0.06	17	0.28
Gain (loss) related to FG VIE and CIV consolidation included in adjusted book value	(2)	(0.03)	11	0.19
Common shares outstanding (3)	57.8		59.0
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
(3)    See “— Overview — Key Business Strategies — Capital Management” above for information on common share repurchases.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Revenues:
Net earned premiums	$95	$89	$261	$385
Net investment income	100	67	270	191
Asset management fees	—	16	53	71
Net realized investment gains (losses)	(9)	(14)	(20)	(39)
Fair value gains (losses) on credit derivatives	9	(48)	115	(42)
Fair value gains (losses) on CCS	(20)	1	(35)	12
Fair value gains (losses) on FG VIEs	6	11	(2)	27
Fair value gains (losses) on CIVs	(4)	8	60	25
Foreign exchange gains (losses) on remeasurement	(39)	(80)	9	(181)
Fair value gains (losses) on trading securities	4	(8)	42	(30)
Gain on sale of asset management subsidiaries	255	—	255	—
Other income (loss)	6	(1)	38	12
Total revenues	403	41	1,046	431
Expenses:
Loss and LAE (benefit)	100	(75)	159	(29)
Interest expense	24	20	67	60
Amortization of deferred acquisition cost (DAC)	4	4	10	11
Employee compensation and benefit expenses	47	57	199	189
Other operating expenses	44	37	170	120
Total expenses	219	43	605	351
Income (loss) before income taxes and equity in earnings (losses) of investees	184	(2)	441	80
Equity in earnings (losses) of investees	18	(20)	25	(31)
Income (loss) before income taxes	202	(22)	466	49
Less: Provision (benefit) for income taxes	43	(27)	84	(6)
Net income (loss)	159	5	382	55
Less: Noncontrolling interests	2	(6)	19	25
Net income (loss) attributable to Assured Guaranty Ltd.	$157	$11	$363	$30

Effective tax rate	21.4%	123.5%	18.1%	(12.1)%

Third Quarter 2023 Compared with Third Quarter 2022

The increase in net income attributable to AGL in third quarter 2023 compared with the three-month period ended September 30, 2022 (third quarter 2022) was primarily due to:

•the gain associated with the Sound Point Transaction and AHP Transaction, net of transaction expenses, of $241 million (pre-tax),

•fair value gains on credit derivatives in third quarter 2023, compared with losses in third quarter 2022,

•lower foreign exchange losses on remeasurement, and

•higher income from the fixed-maturity and alternative investment portfolio.

These increases were offset in part by losses and LAE in third quarter 2023 compared with a benefit in third quarter 2022.

Nine Months 2023 Compared with Nine Months 2022

Net income attributable to AGL for the six-month period ended September 30, 2023 (nine months 2023) was higher compared with the nine-month period ended September 30, 2022 (nine months 2022) primarily due to:

•the gain associated with the Sound Point Transaction and AHP Transaction, net of transaction expenses, of $215 million (pre-tax),

•foreign exchange gains on remeasurement in nine months 2023, compared with losses in nine months 2022,

•fair value gains on credit derivatives in nine months 2023, compared with losses in nine months 2022, and

•higher income from the fixed-maturity and alternative investment portfolio.

These increases were offset in part by:

•losses and LAE in nine months 2023 compared with a benefit in nine months 2022,

•lower net earned premiums in nine months 2023 compared with nine months 2022 which benefited from premium accelerations related to the 2022 Puerto Rico Resolutions, and

•higher operating expenses in nine months 2023 primarily due to $46 million in expenses associated with the Sound Point Transaction and AHP Transaction.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19% prior to March 31, 2023 and 25% after April 1 2023, the French subsidiary taxed at the French marginal corporate tax rate of 25%, and no taxes for the Company’s Bermuda subsidiaries, unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. See Item 1. Financial Statements, Note 12, Income Taxes.

Adjusted Operating Income

Adjusted operating income in third quarter 2023 was $206 million, compared with $133 million in third quarter 2022. The increase was primarily due to the gain associated with the Sound Point Transaction and AHP Transaction, offset in part by higher loss expense. Adjusted operating income in nine months 2023 was $310 million, compared with $253 million in nine months 2022. The increase was primarily due to the gain associated with the Sound Point Transaction and AHP Transaction, offset in part by higher loss expense and lower net earned premiums in nine months 2023, compared with nine months 2022 which included premium accelerations of $104 million related to the 2022 Puerto Rico Resolutions. See “— Results of Operations — Reconciliation to GAAP” for the reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

Book Value and Adjusted Book Value

Shareholders’ equity attributable to AGL as of September 30, 2023 increased compared with December 31, 2022, due to net income, which was partially offset by dividends, share repurchases, and unrealized losses on investments. Adjusted operating shareholders’ equity and adjusted book value increased primarily due to operating income components of $310 million offset in part by dividends and share repurchases of $141 million, and in the case of adjusted book value, the increase was also primarily due to gross written premiums of $221 million, which was partially offset by economic loss development of $147 million. See “— Non-GAAP Financial Measures” below for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and adjusted book value.

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

Higher interest rates impact the Company in numerous other ways. For example, higher interest rates are often accompanied by wider credit spreads, which may make the Company’s credit enhancement products more attractive in the market and increase the level of premiums it can charge for that product. Despite the recent increases in interest rates since 2022, the pace of credit spread widening was more modest and market penetration of municipal bond insurance in the U.S. public finance market remained relatively flat compared to 2021 when interest rates were lower. Over time, higher interest rates also increase the amount the Company can earn on its largely fixed-maturity investment portfolio. However, higher interest rates may, in turn, reduce the fair value of its largely fixed-rate fixed-maturity investment portfolio, dampen municipal bond issuance and negatively impact the finances of some insured obligors.

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

The Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no material direct exposure to Ukraine or Russia. In fact, the Company’s direct insurance exposure to eastern Europe generally is limited to approximately $249 million in net par outstanding as of September 30, 2023, comprising $208 million net par exposure to the sovereign debt of Poland and $41 million net par exposure to a toll road in Hungary. The Company rates all such exposure investment grade.

Middle East Conflict

In light of recent events in the Middle East, the Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, for exposures to the Middle East. After review, the Company’s surveillance and treasury functions have identified no material direct exposure to such area. The Company’s direct insurance exposure to the Middle East is generally is limited to approximately $49 million in net par outstanding as of September 30, 2023, comprised of funded commitments to subscription finance facilities; however, such exposure may increase to a total of approximately $94 million to the extent all unfunded commitments under the facilities are ultimately funded. The Company rates all such insurance exposure investment grade.

Income Taxes

The U.S. Internal Revenue Service and Department of the Treasury issued final and proposed regulations in October 2020 relating to the tax treatment of passive foreign investment company. The final regulations are not expected to have a material impact to the Company’s business operation or its shareholders and the Company is continuing to evaluate the proposed regulations. See Note 12, Income Taxes.

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

The accounting policies that the Company believes are most dependent on the application of judgment, estimates and assumptions are listed below. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, of the Company’s 2022 Annual Report on Form 10-K, for the Company’s significant accounting policies which includes a reference to the applicable note where further details regarding the significant estimates and assumptions are provided, as well as Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2022 Annual Report on Form 10-K, for further details regarding sensitivity analyses.

•Expected loss to be paid (recovered);
•Fair value of certain assets and liabilities, primarily:
▪Investments
▪Assets and liabilities of CIVs
▪Assets and liabilities of FG VIEs
▪Credit derivatives;
•Credit impairment of financial instruments;
•Other-than-temporary-impairment of equity method investments;
•Revenue recognition;
•Income tax assets and liabilities, including the recoverability of deferred tax assets (liabilities).

Results of Operations by Segment

The Company analyzes the operating performance of each segment using each segment’s adjusted operating income as described in Item 1, Financial Statements, Note 2, Segment Information.

Insurance Segment Results

Insurance Segment Results

	Third Quarter		Nine Months
	2023	2022	2023	2022

Segment revenues
Net earned premiums and credit derivative revenues	$99	$92	$271	$397
Net investment income	101	69	273	198
Fair value gains (losses) on trading securities	4	(8)	42	(30)
Foreign exchange gains (losses) on remeasurement and other income (loss)	4	(6)	36	(1)
Total segment revenues	208	147	622	564
Segment expenses
Loss expense (benefit)	101	(75)	154	(32)
Interest expense	—	—	—	1
Amortization of DAC	4	4	10	11
Employee compensation and benefit expenses	37	34	112	107
Other operating expenses	23	21	78	60
Total segment expenses	165	(16)	354	147
Equity in earnings (losses) of investees	25	(11)	60	(46)
Segment adjusted operating income (loss) before income taxes	68	152	328	371
Less: Provision (benefit) for income taxes	9	(7)	46	24
Segment adjusted operating income (loss)	$59	$159	$282	$347

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
	(in millions)
Net earned premiums:
Financial guaranty insurance:
Public finance
Scheduled net earned premiums (1)	$65	$62	$188	$196
Accelerations:
Refundings	14	12	26	145
Total accelerations	14	12	26	145
Total public finance	79	74	214	341
Structured finance scheduled net earned premiums (1)	16	15	47	44
Specialty insurance and reinsurance	1	1	3	3
Total net earned premiums	96	90	264	388

Credit derivative revenues:
Scheduled net earned premiums	2	2	6	7
Accelerations	1	—	1	2
Total credit derivative revenues	3	2	7	9
Total net earned premiums and credit derivative revenues	$99	$92	$271	$397
____________________
(1)    Includes accretion of discount.

    Net earned premiums and credit derivative revenues increased in third quarter 2023 compared with third quarter 2022 primarily due to higher refundings in third quarter 2023 and updates to debt service assumptions in third quarter 2022. Net earned premiums and credit derivative revenues decreased in nine months 2023 compared with nine months 2022 primarily due to refundings of $104 million related to the resolution of PRCCDA, PRIFA and GO/PBA exposures discussed in Item 1. Financial Statements, Note 3, Outstanding Exposure. As of September 30, 2023, $3.6 billion of net deferred premium revenue on financial guaranty insurance remained to be earned over the life of the insurance contracts.

New Business Production

Gross Written Premiums and
New Business Production

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions)
GWP (1)
Public finance—U.S.	$29	$54	$129	$160
Public finance—non-U.S.	(5)	44	40	66
Structured finance—U.S.	15	(2)	48	4
Structured finance—non-U.S.	1	(2)	4	(1)
Total GWP	$40	$94	$221	$229
PVP (1):
Public finance—U.S.	$30	$57	$129	$163
Public finance—non-U.S.	2	37	38	67
Structured finance—U.S.	12	1	42	3
Structured finance—non-U.S. (2)	2	—	40	7
Total PVP	$46	$95	$249	$240
Gross Par Written (1):
Public finance—U.S.	$5,098	$3,622	$15,752	$13,982
Public finance—non-U.S.	61	194	670	624
Structured finance—U.S.	267	30	1,101	106
Structured finance—non-U.S. (2)	522	—	2,762	300
Total gross par written	$5,948	$3,846	$20,285	$15,012
____________________
(1)    PVP and Gross Par Written in the table above are based on “close date,” when the transaction settles. See “— Non-GAAP Financial Measures — PVP or Present Value of New Business Production.” GWP may be negative due to changes in debt service assumptions.
(2)    Nine months 2023 and 2022 PVP and gross par written include the present value of future gross revenues and exposure, respectively, associated with a financial guaranty written by the Company that, under GAAP, is accounted for under Accounting Standards Codification (ASC) 460, Guarantees.

Third Quarter 2023

U.S. public finance GWP and PVP in third quarter 2023 were lower than the comparable GWP and PVP in third quarter 2022, due to a large transportation revenue transaction in third quarter 2022 that did not recur in third quarter 2023, and higher credit quality new business that carry lower premium rates in third quarter 2023, compared with third quarter 2022. The Company’s direct par written represented 61% of the total U.S. municipal market insured issuance in third quarter 2023, compared with 56% in third quarter 2022, and the Company’s penetration of all municipal issuance was 4.6% in third quarter 2023 compared with 3.2% in third quarter 2022.

Structured finance GWP and PVP in third quarter 2023 primarily includes an insurance securitization.

Nine Months 2023

U.S. public finance GWP and PVP in nine months 2023 were lower than the comparable GWP and PVP in nine months 2022 primarily due to fewer secondary market transactions in nine months 2023, compared with nine months 2022. The Company’s direct par written represented 62% of the total U.S. municipal market insured issuance in nine months 2023, compared with 56% in nine months 2022, and the Company’s penetration of all municipal issuance was 5.3% in nine months 2023 compared with 4.4% in nine months 2022.

In nine months 2023, non-U.S. public finance GWP and PVP were lower than GWP and PVP in nine months 2022 due to a large amount of secondary market transactions in nine months 2022. In nine months 2023, new business primarily included the guaranty of a long-term sale and leaseback transaction with Glasgow City Council and several regulated utility transactions.

In nine months 2023, structured finance GWP and PVP were $52 million and $82 million, respectively, compared with GWP and PVP of $3 million and $10 million, respectively, in nine months 2022. Structured finance GWP and PVP in nine months 2023 includes an insurance securitization and several subscription finance guaranties, as well as an excess-of-loss guaranty of a minimum amount of billed rent on a diversified portfolio of real estate properties for which no GWP was reported under GAAP because it is not accounted for as insurance.

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

CVIs issued by Puerto Rico and received as part of the 2022 Puerto Rico Resolutions are classified as trading with changes in fair value reported in “fair value gains (losses) on trading securities” in the condensed consolidated statements on operations. The fair value of such instruments as of September 30, 2023 was $350 million.

Equity method investments in the Insurance segment include investments that the U.S. Insurance Subsidiaries make in certain alternative investments, primarily Sound Point and AHP funds. The income (loss) on such investments is reported in “equity in earnings (losses) of investees” and typically represents the change in net asset value (NAV) of these funds and the Company’s share of earnings of its other investees.

Insurance Segment
Income from Investments

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions)
Net investment income
Fixed-maturity securities, available-for-sale:
Externally managed (1)	$51	$49	$156	$147
Loss Mitigation Securities	24	10	48	27
Puerto Rico, New Recovery Bonds	1	1	5	5
Other (2)	5	4	12	11
Short-term investments	19	4	47	5
Intercompany loans	2	2	7	7
Other investment assets	—	1	2	1
Investment income	102	71	277	203
Investment expenses	(1)	(2)	(4)	(5)
Net investment income	$101	$69	$273	$198

Fair value gains (losses) on trading securities	$4	$(8)	$42	$(30)

Equity in earnings (losses) of investees
Asset managers (3)	$—	$—	$—	$—
CLOs	7	6	23	(10)
Asset-based	—	—	3	7
Healthcare	12	3	21	(6)
Other	6	(20)	13	(37)
Equity in earnings (losses) of investees	$25	$(11)	$60	$(46)
____________________
(1)    Amounts for 2022 include income on the portion of the CLO portfolio that was previously managed by AssuredIM.
(2)    Amounts for 2022 include income on the portion of the municipal bond portfolio that was previously managed by AssuredIM.
(3)    The Company acquired its investment in Sound Point on July 1, 2023 and reports its equity in earnings on this investment on a one quarter lag.

    Net investment income for third quarter 2023 increased compared to third quarter 2022 primarily due to higher income from loss mitigation securities and the increase in short-term rates and higher average short-term balances. Net investment income for nine months 2023 increased compared to nine months 2022, primarily due to the increase in short-term rates and higher average short-term balances, and loss mitigation securities. The overall pre-tax book yield of available-for-sale fixed-maturity securities and short-term investments was 4.04% as of September 30, 2023 and 3.01% as of September 30, 2022.

Foreign Exchange Gains (Losses) on Remeasurement and Other Income (Loss)

The gain in “foreign exchange gains (losses) on remeasurement and other income (loss)” in nine months 2023 compared with nine months 2022 was primarily attributable to the reversal of a previously recorded litigation accrual of $20 million in nine months 2023, and foreign exchange gain on remeasurement of $1 million in nine months 2023, compared with a loss of $7 million in nine months 2022. See Item 1, Financial Statements, Note 13, Commitments and Contingencies, for additional information.

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
Current risk-free rates are used to discount expected losses at the end of each reporting period. Therefore, changes in such rates from period to period affect economic loss development and loss and LAE. However, the effect of changes in discount rates is not indicative of actual credit impairment or improvement in the period. The weighted average discount rates used to discount expected losses (recoveries) were 4.80% and 4.08% as of September 30, 2023 and December 31, 2022, respectively.

The composition of economic loss development (benefit) by accounting model and by sector is presented in the tables that follow, and the drivers of economic loss development (benefit) are discussed below.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)				Net Economic Loss Development (Benefit)
	As of				Third Quarter		Nine Months
Accounting Model	September 30, 2023		December 31, 2022		2023	2022	2023	2022
	(in millions)
Insurance	$252		$205		$92	$(67)	$160	$(137)
FG VIEs	235	(1)	314	(1)	(6)	(6)	(15)	(16)
Credit derivatives	3		3		1	1	2	5
Total	$490		$522		$87	$(72)	$147	$(148)

Net exposure rated BIG	$5,258		$5,976
____________________
(1)    The expected loss to be paid for FG VIEs primarily relates to trusts established as part of the 2022 Puerto Rico Resolutions (Puerto Rico Trusts). See Item 1, Financial Statements, Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered).

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Third Quarter 2023
Sector	Net Expected Loss to be Paid (Recovered) as of June 30, 2023	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2023
	(in millions)
Public finance:
U.S. public finance	$433	$135	$(169)	$399
Non-U.S. public finance	10	(1)	—	9
Public finance	443	134	(169)	408
Structured finance:
U.S. RMBS	73	(48)	13	38
Other structured finance	44	1	(1)	44
Structured finance	117	(47)	12	82
Total	$560	$87	$(157)	$490

	Third Quarter 2022
Sector	Net Expected Loss to be Paid (Recovered) as of June 30, 2022	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2022
	(in millions)
Public finance:
U.S. public finance	$210	$24	$392	$626
Non-U.S. public finance	7	(2)	1	6
Public finance	217	22	393	632
Structured finance:
U.S. RMBS	179	(95)	(32)	52
Other structured finance	46	1	(4)	43
Structured finance	225	(94)	(36)	95
Total	$442	$(72)	$357	$727

	Nine Months 2023
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2022	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2023
	(in millions)
Public finance:
U.S. public finance	$403	$193	$(197)	$399
Non-U.S. public finance	9	—	—	9
Public finance	412	193	(197)	408
Structured finance:
U.S. RMBS	66	(52)	24	38
Other structured finance	44	6	(6)	44
Structured finance	110	(46)	18	82
Total	$522	$147	$(179)	$490

	Nine Months 2022
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2021	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2022
	(in millions)
Public finance:
U.S. public finance	$197	$(16)	$445	$626
Non-U.S. public finance	12	(6)	—	6
Public finance	209	(22)	445	632
Structured finance:
U.S. RMBS	150	(127)	29	52
Other structured finance	52	1	(10)	43
Structured finance	202	(126)	19	95
Total	$411	$(148)	$464	$727
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”

Third Quarter 2023 Net Economic Loss Development

Public Finance: The economic loss development on U.S. exposures in third quarter 2023 of $135 million was primarily attributable to PREPA.

U.S. RMBS: The economic benefit attributable to U.S. RMBS of $48 million was primarily attributable to a $37 million benefit related to higher recoveries for secured second lien charged-off loans, an $11 million benefit related to changes in discount rates, and a $6 million benefit related to higher assumed recoveries for deferred principal in first lien transactions, partially offset by losses related to lower excess spread.

See Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered) for additional information.

Third Quarter 2022 Net Economic Loss Development

Public Finance: The economic loss development on U.S. exposures in third quarter 2022 was $24 million, and was primarily attributable to healthcare and Puerto Rico exposures, partially offset by the effect of changes in discount rates. Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $4.2 billion as of September 30, 2022 compared with $5.4 billion as of December 31, 2021. The reduction in net par was primarily due to 2022 Puerto Rico Resolutions.

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

Nine Months 2023 Net Economic Loss Development

Public Finance: The economic loss development on U.S. public finance exposures in nine months 2023 was $193 million, which was primarily attributable to PREPA and healthcare exposures, partially offset by higher projected recoveries in other municipal exposures.

U.S. RMBS: The net benefit attributable to U.S. RMBS was $52 million and was mainly attributable to a $50 million benefit related to higher recoveries for secured second lien charged-off loans, an $11 million benefit related to improved performance in certain transactions, a $9 million benefit related to changes in discount rates, and a $6 million benefit related to higher assumed recoveries for deferred principal in first lien transactions. These benefits were partially offset by a $18 million loss development related to the return of certain funds previously received and $6 million related to lower excess spread.

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

    For financial guaranty insurance contracts, each transaction’s expected loss to be expensed is compared with the deferred premium revenue of that transaction. Expected loss to be expensed represents past or expected future net claim payments that have not yet been expensed. Such amounts will be expensed in future periods as deferred premium revenue amortizes into income on financial guaranty insurance policies. Expected loss to be expensed is the Company’s projection of incurred losses that will be recognized in future periods, excluding accretion of discount. When the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in income for the amount of such excess. Therefore, the timing of loss recognition in income does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. Transactions (particularly BIG transactions) acquired in business combinations or seasoned portfolios assumed from legacy financial guaranty insurers generally have the largest deferred premium revenue balances. Therefore, the largest differences between net economic loss development and loss and LAE on financial guaranty insurance contracts generally relate to those policies.

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

Insurance Segment
Loss Expense (Benefit)

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions)
U.S. public finance	$138	$4	$184	$70
Structured finance:
U.S. RMBS	(38)	(82)	(35)	(104)
Other structured finance	1	3	5	2
Structured finance	(37)	(79)	(30)	(102)
Total Insurance segment loss expense (benefit)	$101	$(75)	$154	$(32)

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

Employee Compensation and Benefit Expenses and Other Operating Expenses

The increase in nine months 2023 compared with nine months 2022 was primarily attributable to an increase in value added taxes and increases in certain employee benefit related costs.

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

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC (S&P)	Kroll Bond Rating Agency	Moody’s Investors Service, Inc. (Moody’s)	A.M. Best Company, Inc.
AGM	AA (stable) (7/13/23)	AA+ (stable) (10/20/23)	A1 (stable) (3/18/22)	—
AGC	AA (stable) (7/13/23)	AA+ (stable) (10/20/23)	(1)	—
Assured Guaranty Re Ltd. (AG Re)	AA (stable) (7/13/23)	—	—	—
Assured Guaranty Re Overseas Ltd. (AGRO)	AA (stable) (7/13/23)	—	—	A+ (stable) (7/21/23)
Assured Guaranty UK Limited (AGUK)	AA (stable) (7/13/23)	AA+ (stable) (10/20/23)	A1 (stable) (3/18/22)	—
Assured Guaranty (Europe) SA (AGE)	AA (stable) (7/13/23)	AA+ (stable) (10/20/23)	—	—
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

Asset Management Segment Results

Asset Management Segment Results

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions)
Segment revenues
Management fees	$—	$18	$35	$66
Performance fees	—	2	29	20
Foreign exchange gains (losses) on remeasurement and other income (loss)	—	1	7	2
Total segment revenues	—	21	71	88
Segment expenses
Interest expense	—	—	1	—
Employee compensation and benefit expenses	—	16	59	62
Other operating expenses	—	8	15	29
Total segment expenses	—	24	75	91
Segment adjusted operating income (loss) before income taxes	—	(3)	(4)	(3)
Less: Provision (benefit) for income taxes	—	—	(1)	—
Segment adjusted operating income (loss)	$—	$(3)	$(3)	$(3)

In the first half of 2023, prior to the Sound Point Transaction and the AHP Transaction, the Company owned and consolidated AssuredIM and reported asset management fees (primarily from CLOs and opportunity funds) in revenues. Since July 1, 2023, the Company reports its ownership interest in Sound Point through equity in earnings of investees (on a one quarter lag).

Assets Under Management

Until July 1, 2023, the effective date of the Sound Point Transaction and the AHP Transaction, the Company used AUM as one of the metrics to measure progress in its Asset Management segment. AUM refers to the assets managed, advised or serviced by AssuredIM. AUM as of June 30, 2023 was $16.4 billion. As of July 1, 2023, the management of approximately $15.1 billion of AUM (of which $385 million was attributable to the Company) was transferred to Sound Point. Also in July 2023, the management of approximately $1.3 billion in remaining AUM (of which $185 million was attributable to the Company) was transferred with the sale of AHP to an entity owned and controlled by its managing partner. AHP will continue to manage the healthcare funds. In the second quarter of 2023, (i) the management of approximately $159 million in AUM in respect of certain wind-down and opportunity funds in their harvest period were transferred to a third party liquidator and (ii) management of approximately $513 million at fair value in investment grade municipal bonds and CLOs under an IMA was transferred to an internal manager and to one of the Company’s external fixed-maturity security managers. Effective with the Sound Point Transaction and the AHP Transaction, the Company no longer has any AUM. See Note 1, Business and Basis of Presentation.

Corporate Division Results

Corporate Division Results

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions)
Revenues
Gain on sale of asset management subsidiaries	$255	$—	$255	$—
Other	4	1	8	3
Total revenues	259	1	263	3
Expenses
Interest expense	26	22	73	66
Employee compensation and benefit expenses	10	7	28	20
Other operating expenses	21	5	64	18
Total expenses	57	34	165	104
Equity in earnings (losses) of investees	—	—	—	—
Adjusted operating income (loss) before income taxes	202	(33)	98	(101)
Less: Provision (benefit) for income taxes	47	(3)	37	(3)
Adjusted operating income (loss)	$155	$(30)	$61	$(98)

Gain on sale of asset management subsidiaries relates to the Sound Point Transaction and AHP Transaction. See Item 1. Financial Statements, Note 1, Business and Basis of Presentation.

Corporate division interest expense primarily relates to debt issued by the U.S. Holding Companies, and also includes intersegment interest expense related primarily to the $250 million AGUS debt issued to the U.S. Insurance Subsidiaries. On August 21, 2023, AGUS issued $350 million of 6.125% Senior Notes due 2028. On September 25, 2023, AGUS used the proceeds of this issuance to redeem $330 million of 5% Senior Notes due 2024. Third quarter 2023 and nine months 2023 interest expense was higher than the comparable periods in 2022 due to additional interest expense on the 6.125% Senior Notes and higher interest on the variable rate AGMH Series A Enhanced Junior debentures. See Item 1. Financial Statements, Note 11, Long-Term Debt.

Corporate division employee compensation and benefits expenses are an allocation of expenses based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance including Board of Director expenses, legal fees and other direct or allocated expenses. In third quarter 2023 and nine months 2023, operating expenses also include expenses related to the Sound Point Transaction and AHP Transaction, and for nine months 2023 a higher charge for value added taxes. Transaction related expenses in the corporate division for Sound Point and AHP were $14 million for third quarter 2023 and $40 million for nine months 2023, consisting primarily of $25 million advisory and consent fees and $8 million legal fees.

Other (Effect of Consolidating FG VIEs and CIVs)

    The effect of consolidating FG VIEs and CIVs, intersegment eliminations and reclassifications of reimbursable fund expenses to revenue are presented in “other.” See Item 1, Financial Statements, Note 2, Segment Information.

The types of entities the Company consolidates when it is deemed to be the primary beneficiary primarily include: (i) entities whose debt obligations the insurance subsidiaries insure; (ii) custodial trusts established in connection with the consummation of the 2022 Puerto Rico Resolutions; and (iii) investment vehicles such as (a) collateralized financing entities, CLO warehouses until July 1, 2023, and (b) Sound Point and AHP funds. The Company eliminates the effects of intercompany transactions between its FG VIEs and CIVs and its insurance and asset management subsidiaries, as well as intercompany transactions between CIVs.

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

Consolidating CIVs (as opposed to accounting for them as equity method investments) has a significant effect on assets, liabilities and cash flows, and includes: (i) the establishment of the assets and liabilities of the CIVs, and related changes in fair value; (ii) eliminating the asset management fees earned by AssuredIM from the CIVs (prior to July 1, 2023); (iii) eliminating the equity method investments of the insurance subsidiaries and related equity in earnings (losses) of investees; and (iv) establishing noncontrolling interest for amounts not owned by the Company. The economic effect of the U.S Insurance Subsidiaries’ ownership interests in CIVs is presented in the Insurance segment as equity in earnings (losses) of investees, while the effect of CIVs is presented as separate line items (“fair value gains (losses) on consolidated investment vehicles” and “noncontrolling interest) on a consolidated basis. As a result of the Sound Point Transaction and AHP Transaction, the Company deconsolidated CIV assets of $4.7 billion and CIV liabilities of $4.4 billion. The Company recognized a loss on deconsolidation of $16 million, which is reported in “fair value gains (losses) on CIVs”. See Item. 1, Financial Statements, Note 1, Business and Basis of Presentation and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for additional information.

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

	Third Quarter		Nine Months
	2023	2022	2023	2022
Effect on Financial Statement Line Item	(in millions)
Fair value gains (losses) on FG VIEs (1)	$6	$11	$(2)	$27
Fair value gains (losses) on CIVs	(4)	8	60	25
Equity in earnings (losses) of investees (2)	(7)	(9)	(35)	15
Other (3)	(3)	(8)	(42)	(32)
Effect on income before tax	(8)	2	(19)	35
Less: Tax provision (benefit)	(2)	1	(8)	3
Effect on net income (loss)	(6)	1	(11)	32
Less: Effect on noncontrolling interests (4)	2	(6)	19	25
Effect on net income (loss) attributable to AGL	$(8)	$7	$(30)	$7

By Type of VIE
FG VIEs	$2	$6	$(13)	$9
CIVs	(10)	1	(17)	(2)
Effect on net income (loss) attributable to AGL	$(8)	$7	$(30)	$7
____________________
(1)    Changes in fair value of the FG VIEs’ assets and liabilities that are attributable to factors other than (i) changes in the Company’s own credit risk on FG VIE liabilities with recourse, and (ii) unrealized gains and losses on available-for-sale fixed maturity securities.
(2)    Represents the elimination of the equity in earnings (losses) of investees of AGAS and the other subsidiaries’ investments in certain alternative investments, primarily Sound Point and AHP funds.
(3)    Includes net earned premiums, net investment income, asset management fees, foreign exchange gains (losses) on remeasurement, other income (loss), loss and LAE (benefit) and other operating expenses.
(4)     Represents the proportion of consolidated funds managed by Sound Point and prior to July 1, 2023, AssuredIM funds’ income that is not attributable to AGAS’ or any other subsidiaries’ ownership interest.

Reconciliation to GAAP
Reconciliation of Net Income (Loss) Attributable to AGL
to Adjusted Operating Income (Loss)

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions)
Net income (loss) attributable to AGL	$157	$11	$363	$30
Less pre-tax adjustments:
Realized gains (losses) on investments	(9)	(14)	(20)	(39)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	6	(49)	109	(46)
Fair value gains (losses) on CCS	(20)	1	(35)	12
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(37)	(78)	9	(180)
Total pre-tax adjustments	(60)	(140)	63	(253)
Less tax effect on pre-tax adjustments	11	18	(10)	30
Adjusted operating income (loss)	$206	$133	$310	$253

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $(2), $1, $(8) and $3) included in adjusted operating income	$(8)	$7	$(30)	$7

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions)
Gross realized gains on sales of available-for-sale securities	$2	$—	$21	$—
Gross realized losses on sales of available-for-sale securities	(1)	(10)	(16)	(33)
Net foreign currency gains (losses)	(1)	—	(1)	(3)
Change in allowance for credit losses and intent to sell	(8)	(4)	(23)	(13)
Other net realized gains (losses)	(1)	—	(1)	10
Net realized investment gains (losses)	$(9)	$(14)	$(20)	$(39)

    Gross realized gains and losses on sales in all periods primarily relate to sales of New Recovery Bonds received as part of the 2022 Puerto Rico Resolutions.

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

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates and other market conditions at the time fair values are determined. In addition, since each transaction has unique collateral and structural terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company’s own credit cost based on the price to purchase credit protection on AGC. Due to the relatively low volume and characteristics of credit default swaps (CDS) contracts remaining in AGM’s portfolio, changes in AGM’s credit spreads do not significantly affect the fair value of these CDS contracts. The Company determines its own credit risk based on quoted CDS prices traded on AGC at each balance sheet date. Generally, a widening of credit spreads of the underlying obligations results in unrealized losses and the tightening of credit spreads of the underlying obligations results in unrealized gains. A widening of the CDS prices traded on AGC has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC has an effect of offsetting unrealized gains that result from narrowing general market credit spreads.

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market since 2009 and, as of September 30, 2023, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread and estimated contractual payments. See Item 1, Financial Statements, Note 9, Fair Value Measurement, for additional information.

Third quarter 2023 non-credit impairment unrealized fair value gains were generated primarily as a result of generally lower collateral asset spreads. Nine months 2023 non-credit impairment unrealized fair value gains on credit derivatives were generated primarily as a result of generally lower collateral asset spreads and a widening of AGC spreads.

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

Effect of Changes in Credit Spread

	As of September 30, 2023		As of December 31, 2022
Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain (Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain (Loss) (Pre-Tax)
	(in millions)
Increase of 25 bps	$(112)	$(63)	$(233)	$(71)
Base Scenario	(49)	—	(162)	—
Decrease of 25 bps	(33)	16	(99)	63
All transactions priced at floor	(19)	30	(27)	135
 ____________________
(1)Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

Fair Value Gains (Losses) on CCS

    Fair value losses on CCS in third quarter 2023 and nine months 2023 were primarily due to a tightening in market spreads. Fair value gains on CCS in third quarter 2022 and nine months 2022 were primarily due to a significant increase in London Interbank Offered Rate (LIBOR). Fair value gains (losses) of CCS are heavily affected by, and in part fluctuate with, changes in market spreads and interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

Foreign Exchange Gain (Loss) on Remeasurement

    Foreign exchange gains and losses in all periods primarily relate to remeasurement of long-dated premiums receivable, for which the Company records the present value of future installment premiums, and are mainly due to changes in the exchange rate of the pound sterling and, to a lesser extent, the euro relative to the U.S. dollar. Approximately 70% and 74% of gross premiums receivable, net of commissions payable as of September 30, 2023 and December 31, 2022, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro. Premiums on European infrastructure and structured finance transactions typically are paid, in whole or in part, on an installment basis, whereas premiums on U.S. public finance transactions are often paid upfront.

The following table presents the foreign exchange rates as of the balance sheet dates.

Foreign Exchange Rates
U.S. Dollar Per Foreign Currency

	As of September 30, 2023	As of December 31, 2022	As of September 30, 2022	As of December 31, 2021
Pound sterling	$1.220	$1.208	$1.117	$1.353
Euro	$1.057	$1.071	$0.980	$1.137

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

Management uses adjusted book value, further adjusted to remove the effect of FG VIE and CIV consolidation, to measure the intrinsic value of the Company, excluding franchise value. Adjusted book value per share, further adjusted for FG VIE and CIV consolidation (core adjusted book value), is one of the key financial measures used in determining the amount of certain long-term compensation elements to management and employees and used by rating agencies and investors. Management believes that adjusted book value is a useful measure because it enables an evaluation of the Company’s in-force premiums and revenues net of expected losses. Adjusted book value is adjusted operating shareholders’ equity, as defined above, further adjusted for the following:

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

	As of September 30, 2023		As of December 31, 2022
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except share amounts)
Shareholders’ equity attributable to AGL	$5,252	$90.84	$5,064	$85.80
Less pre-tax adjustments:
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	38	0.66	(71)	(1.21)
Fair value gains (losses) on CCS	12	0.21	47	0.80
Unrealized gain (loss) on investment portfolio	(609)	(10.52)	(523)	(8.86)
Less taxes	76	1.31	68	1.15
Adjusted operating shareholders’ equity	5,735	99.18	5,543	93.92
Pre-tax adjustments:
Less: Deferred acquisition costs	158	2.73	147	2.48
Plus: Net present value of estimated net future revenue	190	3.28	157	2.66
Plus: Net deferred premium revenue on financial guaranty contracts in excess of expected loss to be expensed	3,404	58.88	3,428	58.10
Plus taxes	(612)	(10.58)	(602)	(10.22)
Adjusted book value	$8,559	$148.03	8,379	141.98

Gain (loss) related to FG VIE and CIV consolidation included in:
Adjusted operating shareholders’ equity (net of tax provision (benefit) of $1 and $4)	$4	$0.06	$17	$0.28
Adjusted book value (net of tax provision (benefit) of $(1) and $3)	(2)	(0.03)	11	0.19

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

Reconciliation of GWP to PVP

	Third Quarter 2023					Third Quarter 2022
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$29	$(5)	$15	$1	$40	$54	$44	$(2)	$(2)	$94
Less: Installment GWP and other GAAP adjustments (1)	6	(5)	15	1	17	—	44	(3)	(2)	39
Upfront GWP	23	—	—	—	23	54	—	1	—	55
Plus: Installment premiums and other (2)	7	2	12	2	23	3	37	—	—	40
PVP	$30	$2	$12	$2	$46	$57	$37	$1	$—	$95

	Nine Months 2023					Nine Months 2022
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$129	$40	$48	$4	$221	$160	$66	$4	$(1)	$229
Less: Installment GWP and other GAAP adjustments (1)	55	37	48	4	144	—	66	1	(1)	66
Upfront GWP	74	3	—	—	77	160	—	3	—	163
Plus: Installment premiums and other (2)	55	35	42	40	172	3	67	—	7	77
PVP	$129	$38	$42	$40	$249	$163	$67	$3	$7	$240
___________________
(1)    Includes the present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions and other GAAP adjustments.
(2)    Includes the present value of future premiums and fees on new business paid in installments, discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, other than certain fixed-maturities such as Loss Mitigation Securities. Nine months 2023 and 2022 also include the present value of future premiums and fees associated with other guaranties written by the Company that, under GAAP, are accounted for under Accounting Standards Codification (ASC) 460, Guarantees.

Insured Portfolio
Financial Guaranty Exposure

    The following tables present information in respect of the financial guaranty insured portfolio to supplement the disclosures and discussion provided in Item 1, Financial Statements, Note 3, Outstanding Exposure.

The following table presents the financial guaranty portfolio by sector, net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or FG VIE consolidation).

Financial Guaranty Portfolio
Net Par Outstanding by Sector

	As of September 30, 2023	As of December 31, 2022
Sector	(dollars in millions)
Public finance:
U.S. public finance:
General obligation	$73,322	$71,868
Tax backed	32,982	33,752
Municipal utilities	28,541	26,436
Transportation	20,602	19,688
Healthcare	11,842	11,304
Infrastructure finance	8,808	6,955
Higher education	7,256	7,137
Housing revenue	1,141	959
Investor-owned utilities	329	332
Renewable energy	171	180
Other public finance	979	1,025
Total U.S. public finance	185,973	179,636
Non-U.S public finance:
Regulated utilities	19,207	17,855
Infrastructure finance	14,031	13,915
Sovereign and sub-sovereign	9,403	9,526
Renewable energy	2,021	2,086
Pooled infrastructure	1,086	1,081
Total non-U.S. public finance	45,748	44,463
Total public finance	231,721	224,099
Structured finance:
U.S. structured finance:
Life insurance transactions	4,663	3,879
RMBS	1,817	1,956
Pooled corporate obligations	595	625
Financial products	447	453
Consumer receivables	342	437
Other structured finance	1,111	878
Total U.S. structured finance	8,975	8,228
Non-U.S. structured finance:
Pooled corporate obligations	339	344
RMBS	248	263
Other structured finance	550	324
Total non-U.S. structured finance	1,137	931
Total structured finance	10,112	9,159
Total net par outstanding	$241,833	$233,258

Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company’s obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer and internally rates the transaction the higher of the rating of the underlying obligation and the rating of the primary financial guarantor. The second-to-pay insured par outstanding as of September 30, 2023 and December 31, 2022 was $4.2 billion and $4.3 billion, respectively. The par on second-to-pay exposure where the ratings of the primary financial guaranty insurer and underlying insured transaction were not investment grade was $16 million and $19 million as of September 30, 2023 and December 31, 2022, respectively.

Exposure to Puerto Rico

    The Company had insured exposure to obligations of various authorities and public corporations of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) as well as its general obligation bonds aggregating $1.1 billion net par outstanding as of September 30, 2023, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR).

The following tables present information in respect of the Puerto Rico exposures to supplement the disclosures and discussions provided in Item 1, Financial Statements, Note 3, Outstanding Exposure.

Exposure to Puerto Rico by Company
As of September 30, 2023

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$377	$67	$180	$—	$624	$634
Total Defaulted	377	67	180	—	624	634
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue) (2)	14	157	87	(14)	244	244
PRHTA (Highway revenue) (2)	109	11	8	—	128	128
Total Resolved	123	168	95	(14)	372	372
Other Puerto Rico Exposures
MFA (3)	84	6	18	—	108	114
PRASA and U of PR (3)	—	1	—	—	1	1
Total Other	84	7	18	—	109	115
Total exposure to Puerto Rico	$584	$242	$293	$(14)	$1,105	$1,121
 ___________________
(1)    Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.
(2)    Resolved pursuant to the 2022 Puerto Rico Resolutions. Consideration received under the HTA Plan related to the remaining insured exposure is reported in FG VIEs’ assets (see Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles).
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

Amortization Schedule of Net Par of Puerto Rico
As of September 30, 2023

	Scheduled Net Par Amortization
	2023 (4Q)	2024 (1Q)	2024 (2Q)	2024 (3Q)	2024 (4Q)	2025	2026	2027	2028 - 2032	2033 - 2037	2038 - 2041	Total
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$—	$—	$—	$93	$—	$68	$105	$105	$240	$13	$—	$624
Total Defaulted	—	—	—	93	—	68	105	105	240	13	—	624
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue)	—	—	—	—	—	—	—	—	—	121	123	244
PRHTA (Highway revenue)	—	—	—	—	—	—	—	—	27	101	—	128
Total Resolved	—	—	—	—	—	—	—	—	27	222	123	372
Other Puerto Rico Exposures
MFA	—	—	—	16	—	16	35	15	26	—	—	108
PRASA and U of PR	—	—	—	1	—	—	—	—	—	—	—	1
Total Other Puerto Rico Exposures	—	—	—	17	—	16	35	15	26	—	—	109

Total	$—	$—	$—	$110	$—	$84	$140	$120	$293	$235	$123	$1,105

Amortization Schedule of Net Debt Service of Puerto Rico
As of September 30, 2023

	Scheduled Net Debt Service Amortization
	2023 (4Q)	2024 (1Q)	2024 (2Q)	2024 (3Q)	2024 (4Q)	2025	2026	2027	2028 - 2032	2033 - 2037	2038 - 2041	Total
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$3	$12	$3	$105	$3	$92	$126	$122	$273	$14	$—	$753
Total Defaulted	3	12	3	105	3	92	126	122	273	14	—	753
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue)	—	6	—	6	—	13	13	12	65	173	140	428
PRHTA (Highway revenue)	—	3	—	3	—	7	7	7	61	115	—	203
Total Resolved	—	9	—	9	—	20	20	19	126	288	140	631
Other Puerto Rico Exposures
MFA	—	3	—	19	—	20	39	17	28	—	—	126
PRASA and U of PR	—	—	—	1	—	—	—	—	—	—	—	1
Total Other Puerto Rico Exposures	—	3	—	20	—	20	39	17	28	—	—	127

Total	$3	$24	$3	$134	$3	$132	$185	$158	$427	$302	$140	$1,511

Financial Guaranty Exposure to U.S. RMBS

The following table presents information in respect of the U.S. RMBS exposures to supplement the disclosures and discussion provided in Item 1, Financial Statements, Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered). U.S. RMBS exposures represent 0.8% of the total net par outstanding, and BIG U.S. RMBS represent 18.5% of total BIG net par outstanding as of September 30, 2023.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of September 30, 2023

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$8	$7	$—	$311	$10	$336
2005	21	112	14	180	44	371
2006	22	23	1	38	96	180
2007	—	184	16	562	138	900
2008	—	—	—	30	—	30
Total exposures	$51	$326	$31	$1,121	$288	$1,817

Exposures rated BIG	$31	$195	$14	$610	$106	$956

Liquidity and Capital Resources

AGL and its U.S. Holding Companies

AGL directly owns (i) AG Re, an insurance company domiciled in Bermuda; and (ii) AGUS, a U.S. holding company with public debt outstanding. AGUS directly owns: (i) AGC, an insurance company domiciled in Maryland; and (ii) AGMH, a U.S. holding company with public debt outstanding. AGMH directly owns AGM, an insurance subsidiary domiciled in New York. AGUS and AGMH are collectively referred to as the U.S. Holding Companies.

Sources and Uses of Funds

The liquidity of AGL and its U.S. Holding Companies is largely dependent on dividends and other distributions from their operating subsidiaries (see — Insurance Subsidiaries — Distributions from Insurance Subsidiaries below for a description of dividend and other capital distribution restrictions) and their access to external financing. The operating liquidity requirements of AGL and the U.S. Holding Companies include:

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

Long-Term Debt Obligations

The Company has outstanding long-term debt issued by the U.S. Holding Companies. See Part II, Item 8, Financial Statements and Supplementary Data, Note 12, Long-Term Debt and Credit Facilities, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and — Guarantor and U.S. Holding Companies' Summarized Financial Information, below.

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of September 30, 2023	As of December 31, 2022
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
5% Senior Notes	5.00%	2024	$—	$330
6.125% Senior Notes	6.125%	2028	350	—
3.15% Senior Notes	3.15%	2031	500	500
7% Senior Notes	6.40%	2034	200	200
3.6% Senior Notes	3.60%	2051	400	400
Series A Enhanced Junior Subordinated Debentures (1)	3 month CME Term SOFR +2.64%	2066	150	150
AGUS long-term debt			1,600	1,580
AGUS - intercompany loans from:
AGC and AGM	3.50%	2029	250	250
AGRO (2)	5.00%	2028	20	20
AGUS intercompany loans			270	270
Total AGUS long-term debt and intercompany loans			1,870	1,850
AGMH
Junior Subordinated Debentures (3)	6.40%	2066	300	300
Total AGMH long-term debt			300	300
AGMH’s long-term debt purchased by AGUS (4)			(154)	(154)
U.S. Holding Company long-term debt			$2,016	$1,996
____________________
(1)    Until June 30, 2023, the Series A Enhanced Junior Subordinated Debentures paid interest based on LIBOR. The reference to LIBOR in such debentures has been replaced with a rate based on Three-Month Chicago Mercantile Exchange (CME) Term Secured Overnight Finance Rate (SOFR).
(2)    In the second quarter of 2023, the final maturity of the AGRO loan was extended from 2023 to 2028 and the floating rate interest rate was converted to a fixed rate of 5%.
(3)     If the AGMH Junior Subordinated Debentures are outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at One-Month CME Term SOFR plus 2.33%.
(4)     Represents principal amount of Junior Subordinated Debentures issued by AGMH that has been purchased by AGUS.

On August 21, 2023, AGUS issued $350 million of 6.125% Senior Notes due 2028. On September 25, 2023, AGUS redeemed $330 million of 5% Senior Notes due 2024. See Item 1. Financial Statements, Note 11, Long-Term Debt.

From time to time, AGL and its subsidiaries have entered into intercompany loan facilities. For example, on October 25, 2013, AGL, as borrower, and AGUS, as lender, entered into a revolving credit facility pursuant to which AGL may, from time to time, borrow for general corporate purposes. Under the credit facility, AGUS committed to lend a principal amount not exceeding $225 million in the aggregate. The commitment under the revolving credit facility terminates on October 25, 2033 (the loan commitment termination date). The unpaid principal amount of each loan will bear semi-annual interest at a fixed rate equal to 100% of the then applicable interest rate as determined under Internal Revenue Code Section 1274(d). Accrued interest on all loans will be paid on the last day of each June and December and at maturity. AGL must repay unpaid principal amounts of the loans, if any, by the third anniversary of the loan commitment termination date. AGL has not drawn upon the credit facility.

For more information, see the Company’s 2022 Annual Report on Form 10-K, Part II, Item 8. Financial Statements and Supplementary Data, Note 12, Long-Term Debt and Credit Facilities.
Guarantor and U.S. Holding Companies’ Summarized Financial Information

AGL fully and unconditionally guarantees the payment of the principal of, and interest on, the $1,450 million aggregate principal amount of notes issued by the U.S. Holding Companies, and the $450 million aggregate principal amount of junior subordinated debentures issued by the U.S. Holding Companies, and the intercompany loans. The following tables include summarized financial information for AGL and the U.S. Holding Companies, excluding their investments in subsidiaries.

	As of September 30, 2023
	AGL	U.S. Holding Companies
	(in millions)
Assets
Fixed-maturity securities (1)	$20	$4
Investment in Sound Point	—	419
Short-term investments, other invested assets and cash	23	56
Receivables from affiliates (2)	69	95
Receivable from U.S. Holding Companies	70	—
Other assets	3	64
Liabilities
Long-term debt	—	1,693
Loans payable to affiliates	—	270
Payable to affiliates (2)	13	40
Payable to AGL	—	70
Other liabilities	6	123
____________________
(1)    As of September 30, 2023, weighted average durations of AGL’s and the U.S. Holding Companies’ fixed-maturity securities (excluding AGUS’s investment in AGMH’s debt) were 9.2 years and 4.1 years, respectively.
(2)    Represents receivable and payables with non-guarantor subsidiaries.

	Nine Months 2023
	AGL	U.S. Holding Companies
	(in millions)
Revenues
Gain on sale of asset management subsidiaries (1)	$—	$258
Other income	1	6
Expenses
Interest expense	—	73
Other expenses	35	51
Income (loss) before provision for income taxes and equity in earnings (losses) of investees	(34)	140
Net income (loss)	(34)	105
____________________
(1)    Excludes a $3 million write off of goodwill reported by a subsidiary of AGUS.

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Selected Cash Flow Items

	Nine Months 2023
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from subsidiaries (1)	$193	$153
Interest paid	—	(55)
Investments in subsidiaries	—	(13)
Dividends paid to AGL	—	(140)
Dividends paid	(51)	—
Repurchases of common shares (2)	(90)	—
Issuance of long-term debt, net of issuance costs	—	345
Redemption of debt	—	(330)
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
•principal of, and interest on, surplus notes, where applicable, and
•capital investments in their own subsidiaries and in alternative investments, where appropriate.

    Management believes that the insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios, although the Company may enter into secured short-term loan facilities with financial institutions to provide short-term liquidity for the payment of insurance claims it may make in connection with the future resolutions of other Puerto Rico exposures. The Company generally targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. As of September 30, 2023, the Company intended to hold and had the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

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

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. For example, the Company made substantial claim payments in 2022 in connection with the resolution of certain Puerto Rico credits. The Company is continuing its efforts to resolve the one remaining unresolved Puerto Rico insured exposure that is in payment default, PREPA. The Company had $624 million net par outstanding to PREPA on September 30, 2023. As described in Item 1, Financial Statements, Note 3, Outstanding Exposure, in connection with the implementation of the GO/PBA Plan and the HTA Plan, certain insured bondholders elected to receive custody receipts that represent an interest in the legacy insurance policy plus cash, New Recovery Bonds and CVIs, as relevant, that constitute distributions under the GO/PBA Plan or HTA Plan. For those who made the election, distributions under the GO/PBA Plan and HTA Plan are immediately passed through to insured bondholders under the custody receipts to the extent of any cash or proceeds of new securities held in the custodial trust, and are applied to make payments and/or prepayments of amounts due under the legacy insured bonds. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions under the GO/PBA Plan or HTA Plan, as applicable, are insufficient to pay or prepay such amounts after giving effect to the distributions described in the immediately preceding sentence. In the case of insured bondholders who elected to receive custody receipts, the Company retains the right to satisfy its obligations under the insurance policy with respect to the related legacy insured bonds at any time thereafter, with 30 days’ notice, by paying 100% of the then outstanding principal amount of insured bonds plus accrued interest.

On August 31, 2023, after notice to certain holders of custody receipts representing interests in legacy insured GO, PBA and HTA bonds, the Company satisfied its obligations under such legacy insured bonds with respect to $108 million net par outstanding as of August 31, 2023, and the custodial trusts released to AGC and AGM New Recovery Bonds and/or CVIs with a fair value totaling $73 million as of August 31, 2023. Consequently, as of September 30, 2023, the Company had extinguished its exposure to Puerto Rico GO/PBA and had remaining net par outstanding for Puerto Rico HTA of $372 million, which consisted of bonds where the holders elected to receive custody receipts and exposures assumed from a third-party financial guarantor.

In connection with the acquisition of AGMH, AGM agreed to retain the risks relating to the debt and strip policy portions of the leveraged lease business (described below). In a leveraged lease transaction, a tax-exempt entity (such as a transit agency) transfers tax benefits to a tax-paying entity by transferring ownership of a depreciable asset, such as subway cars. The tax-exempt entity then leases the asset back from its new owner.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $393 million as of September 30, 2023. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. As of September 30, 2023, approximately $1.9 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

    Dividend restrictions by insurance subsidiary are as follows:

•The maximum amount available during 2023 for AGM (a subsidiary of AGMH) to distribute as dividends without regulatory approval is approximately $257 million. Approximately $157 million is available for distribution in the fourth quarter of 2023, of which $77 million was paid in October 2023

•The maximum amount available during 2023 for AGC (a subsidiary of AGUS) to distribute as ordinary dividends is approximately $102 million. Approximately $58 million is available for distribution in the fourth quarter of 2023, of which $16 million was paid in October 2023.

•Based on the applicable law and regulations, in 2023 AG Re (a subsidiary of AGL) paid dividends of $53 million in the first nine months of the year and has the capacity to (i) make capital distributions in an aggregate amount up to $129 million without the prior approval of the Bermuda Monetary Authority (the Authority) and (ii) declare and pay dividends in an aggregate amount up to approximately $209 million as of September 30, 2023. Such dividend capacity is further limited by (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $117 million as of September 30, 2023, and (ii) the amount of statutory surplus, which as of September 30, 2023 was a deficit of $41 million.

•Based on the applicable law and regulations, in 2023 AGRO (an indirect subsidiary of AG Re) has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $98 million as of September 30, 2023. Such dividend capacity is further limited by (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately

$364 million as of September 30, 2023, and (ii) the amount of statutory surplus, which as of September 30, 2023 was $259 million.

Distributions From Insurance Company Subsidiaries

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions)
Dividends paid by AGC to AGUS	$—	$16	$44	$165
Dividends paid by AGM to AGMH	60	77	100	173
Dividends paid by AG Re to AGL	24	—	53	—
Dividends from AGUK to AGM	—	—	127	—

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

As of September 30, 2023, if each third-party company ceding business to an Assuming Subsidiary had a right to recapture such business, and chose to exercise such right, the aggregate amounts those subsidiaries could be required to pay to all such ceding companies would be approximately $264 million, including $237 million by AGC and $27 million by AG Re.

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

Prior to 2008 or 2007, the amounts paid on the CCS were established through an auction process. All of those auctions failed in 2008 or 2007, and the rates paid on the CCS increased to their respective maximums. As of July 2023, the annualized rate on the AGC CCS is one-month CME Term SOFR plus 261 bps, and the annualized rate on the AGM Committed Preferred Trust Securities is one-month CME Term SOFR plus 211 bps.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, to manage investment risk within the context of the underlying portfolio of insurance risk, to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and to maximize after-tax net investment income. Approximately 61% of the total investment portfolio is managed by external parties. In accordance with the Company’s investment guidelines, each of the three external investment managers is required to maintain the Company’s investment portfolio with an overall credit quality rated at a minimum of A+/A1/A+ by S&P/Moody’s/Fitch Inc., respectively.

Changes in interest rates affect the value of the Company’s fixed-maturity securities. As interest rates fall, the fair value of fixed-maturity securities generally increases and, as interest rates rise, the fair value of fixed-maturity securities generally decreases. The Company’s portfolio of fixed-maturity securities primarily consists of investment-grade, liquid instruments. Other invested assets include other alternative investments, which are generally less liquid. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments, see Item 1, Financial Statements, Note 7, Investments, and Note 9, Fair Value Measurement.

Investment Portfolio
Carrying Value

	As of
	September 30, 2023	December 31, 2022
	(in millions)
Fixed-maturity securities, available-for-sale (1)	$6,267	$7,119
Fixed-maturity securities, trading (2)	350	303
Short-term investments	1,426	810
Other invested assets	765	133
Total	$8,808	$8,365
____________________
(1)    As of September 30, 2023 and December 31, 2022, includes $78 million and $358 million, respectively, of New Recovery Bonds received in connection with the consummation of the 2022 Puerto Rico Resolutions.
(2)    Represents CVIs received under the 2022 Puerto Rico Resolutions.

The Company’s available-for-sale fixed-maturity securities had a duration of 4.1 years and 4.4 years as of September 30, 2023 and December 31, 2022, respectively.

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

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of September 30, 2023

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$248	$239
Due after one year through five years	1,526	1,406
Due after five years through 10 years	1,760	1,629
Due after 10 years	2,809	2,475
Mortgage-backed securities:
RMBS	430	330
Commercial mortgage-backed securities	198	188
Total	$6,971	$6,267

Available-for-Sale and Trading Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s available-for-sale fixed-maturity securities as of September 30, 2023 and December 31, 2022. Ratings generally reflect the lower of Moody’s and S&P classifications, except for (i) Loss Mitigation Securities, which use Assured Guaranty’s internal ratings classifications, or (ii) Puerto Rico securities received under the 2022 Puerto Rico Resolutions, which are not rated.

 Distribution of Available-for-Sale Fixed-Maturity Securities by Rating

	As of
Rating	September 30, 2023	December 31, 2022
AAA	13.8%	14.2%
AA	38.4	37.1
A	26.2	24.4
BBB	11.6	11.0
BIG (1)	7.6	7.4
Not rated (2)	2.4	5.9
Total	100.0%	100.0%
____________________
(1)Includes primarily Loss Mitigation Securities. See Item 1, Financial Statements, Note 7, Investments, for additional information.
(2)Primarily includes New Recovery Bonds received in connection with the consummation of the 2022 Puerto Rico Resolutions.

The Company also had $350 million and $303 million in trading fixed-maturity securities as of September 30, 2023 and December 31, 2022, respectively, representing CVIs received under the 2022 Puerto Rico Resolutions, which are not rated.

Other Investments

Other invested assets, which are generally less liquid than fixed-maturity securities primarily consist of the investment in Sound Point and fund investments across a variety of strategies.

The Insurance segment reports AGAS’ percentage ownership of Sound Point and AHP funds’ as equity method investments with changes in NAV included in the Insurance segment adjusted operating income. As of September 30, 2023, three of the funds in which AGAS invests are consolidated and the remaining are accounted as equity method investments in the Company’s condensed consolidated financial statements. As of December 31, 2022, all of the funds in which AGAS directly invested were consolidated in the Company’s condensed consolidated financial statements. See — Commitments below.

Investment in Assets Managers and Alternative Investments by Strategy
As of September 30, 2023

	Investments	Eliminations	Consolidated
	(in millions)
Sound Point (1)	$419	$—	$419
Alternative investments:
CLOs (2)	246	(184)	62
Asset-based	132	(88)	44
Healthcare	103	—	103
Other	149	—	149
Total	$1,049	$(272)	$777
____________________
(1)    The investment in Sound Point is carried at the acquisition date fair value. On a one quarter lag, the acquisition date fair value will be adjusted for the Company’s interest in the earnings of Sound Point and amortization of intangible assets.
(2)     Represents primarily investments in the equity of U.S. and European CLOs as well as the first loss equity of CLOs.

Alternative Investments by Strategy
As of December 31, 2022

	Investments	Eliminations	Consolidated
	(in millions)
CLOs	$272	$(272)	$—
Asset-based	101	(101)	—
Healthcare	91	(91)	—
Municipal bonds (1)	105	(105)	—
Other	133	—	133
Total	$702	$(569)	$133
____________________
(1)     In the first quarter of 2023, the fund distributed substantially all of its available cash to AGAS and other investors in the fund.

Change in Fair Value of Alternative Investments by Strategy
Nine Months Ended September 30, 2023

	Investments	Eliminations	Consolidated
	(in millions)
CLOs	$21	$(23)	$(2)
Asset-based	3	(3)	—
Healthcare	21	(9)	12
Other	13	—	13
Total	$58	$(35)	$23

Change in Fair Value of Alternative Investments by Strategy
Nine Months Ended September 30, 2022

	Investments	Eliminations	Consolidated
	(in millions)
CLOs	$(10)	$10	$—
Asset-based	7	(7)	—
Healthcare	(6)	8	2
Municipal bonds	(4)	4	—
Other	(34)	—	(34)
Total	$(47)	$15	$(32)

Beginning in third quarter 2023, the Company records an equity method investment in Sound Point pursuant to the Sound Point Transaction described in Item 1, Financial Statements, Note 1, Business and Basis of Presentation

Restricted Assets

    Based on fair value, investments and other assets that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted, totaled $224 million and $222 million as of September 30, 2023 and December 31, 2022, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,107 million and $1,169 million, based on fair value, as of September 30, 2023 and December 31, 2022, respectively.

Commitments

Upon closing of the Sound Point Transaction and the AHP Transaction in July, the Company has increased the aggregate amount it has agreed to invest in alternative investments to $1.5 billion, including the $1 billion with Sound Point, subject to regulatory approval, which includes $630 million of invested capital (at fair value), and $890 million in unfunded commitments. See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for a description of the Sound Point Transaction.

Of the $1.5 billion mentioned above, the U.S. Insurance Subsidiaries through their jointly owned investment subsidiary, AGAS, are authorized to invest up to $750 million plus previously distributed gains of $132 million for a total of $882 million as of September 30, 2023. As of September 30, 2023, AGAS commitments to Sound Point and AHP funds were $703 million (of which $446 million was funded with a NAV of $469 million). This capital was committed to several funds, each dedicated to a single strategy, including CLOs, asset-based finance and healthcare structured capital. As of September 30, 2023, three of the six funds in which AGAS invests are accounted for as CIVs.

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

FG VIEs and CIVs

    The Company manages its liquidity needs by evaluating cash flows without the effect of consolidating FG VIEs and CIVs; however, the Company’s condensed consolidated financial statements include the effect of consolidating FG VIEs and CIVs. The primary sources and uses of cash at Assured Guaranty’s FG VIEs and CIVs are as follows:

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

•CIVs. The primary sources and uses of cash in the CIVs are raising capital from investors, using capital to make investments, generating cash income from investments, paying expenses, distributing cash flow to investors and borrowing funds to finance investments. The assets and liabilities of the Company’s CIVs are held within separate legal entities. The assets of the CIVs are not available to creditors of the Company, other than creditors of the applicable CIVs. In addition, creditors of the CIVs have no recourse against the assets of the Company, other than the assets of such applicable CIVs. Liquidity available at the Company’s CIVs is not available for corporate liquidity needs, except to the extent of the Company’s investment in the funds, subject to redemption provisions.

See Item. 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for additional information.

Condensed Consolidated Cash Flows

    The summarized condensed consolidated statements of cash flows in the table below present the cash flow effect for the aggregate of the Insurance and Asset Management business and holding companies, separately from the aggregate effect of consolidating FG VIEs and CIVs. In third quarter 2023, as a result of the Sound Point Transaction and AHP Transaction, the Company deconsolidated all CLOs and CLO warehouses and certain funds. As a result, beginning July 1, 2023, the Company’s cash flow statements will no longer include all the operating, investing and financing cash flow activity of the deconsolidated CIVs. See Item 1. Financial Statements, Note 1, Business and Basis of Presentation, and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for additional information.

Summarized Condensed Consolidated Cash Flows

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in millions)
Net cash flows provided by (used in) operating activities, excluding FG VIEs and CIVs operating cash flows	$(210)	$87	$(217)	$(534)
FG VIEs and CIVs operating cash flows	32	(141)	475	(1,314)
Net cash flows provided by (used in) operating activities	(178)	(54)	258	(1,848)

Net cash flows provided by (used in) investing activities, excluding FG VIEs and CIVs investing cash flows	250	25	358	1,006
FG VIEs and CIVs investing cash flows	61	45	(175)	122
Net cash flows provided by (used in) investing activities	311	70	183	1,128

Net cash flows provided by (used in) financing activities, excluding FG VIEs and CIVs financing cash flows
Dividends paid	(16)	(16)	(51)	(49)
Repurchases of common shares	(64)	(97)	(90)	(400)
Issuance of long-term debt, net of issuance costs	345	—	345	—
Redemption of debt	(330)	—	(330)	—
Other	—	—	(15)	(6)
FG VIEs and CIVs financing cash flows	(135)	109	(392)	1,110
Net cash flows provided by (used in) financing activities (1)	(200)	(4)	(533)	655

Effect of exchange rate changes,excluding FG VIEs and CIVs	(2)	(4)	—	(6)
Effect of exchange rate changes for FG VIEs and CIVs	—	—	—	—
Effect of exchange rate changes	(2)	(4)	—	(6)
Increase (decrease) in cash and cash equivalents and restricted cash	(69)	8	(92)	(71)
Cash and cash equivalents and restricted cash at beginning of period	184	263	207	342
Cash and cash equivalents and restricted cash at the end of the period	$115	$271	$115	$271
____________________
(1)     Claims paid on consolidated FG VIEs are presented in the condensed consolidated statements of cash flows as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

    Cash flows from operations, excluding FG VIEs and CIVs, were an outflow of $217 million in nine months 2023 and an outflow of $534 million in nine months 2022. The decrease in outflows during nine months 2023 was primarily due to a $362 million decrease in net claim payments, primarily due to the 2022 Puerto Rico Resolutions, as well as a decrease of $94 million in tax payments. Cash flows from operations attributable to FG VIE and CIV were inflows in nine months 2023 and outflows in nine months 2022, primarily because all the CLOs and CLO warehouses, which generally reported significant operating cash flows, had limited operating activities and new issuances in the first half of 2023 pending the closing of the Sound Point Transaction and AHP Transaction, at which point the CLOs and CLO warehouses were deconsolidated. The condensed consolidated statements of cash flows present the investing activities of the consolidated Sound Point funds, which were formerly known as AssuredIM funds, AssuredIM funds and CLOs as cash flows from operations. The increase in inflows in nine months 2023 compared with nine months 2022 was mainly due to a decrease of $2,714 million in investment purchases, partially offset by a decrease of investment sales, maturities and paydowns of $850 million.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments and paydowns on and sales of FG VIEs’ assets. The decrease in investing cash inflows in nine months 2023 compared with nine months 2022 was mainly attributable to an increase in short-term investments in nine months 2023 compared to net sales of short-term and fixed-maturity investments in nine months 2022. In nine months 2022, investing inflows were used to fund claim payments under the 2022 Puerto Rico Resolutions and share repurchases. See Item 1. Financial Statements, Condensed Consolidated Statements of Cash Flows, and Note 3, Outstanding Exposure, for additional information.

Financing activities primarily consist of (i) AGL share repurchases and dividends, (ii) paydowns of FG VIEs’ liabilities, and (iii) CLO issuances and CLO warehouse financing activities. The CIVs’ financing cash flows mainly included issuances and repayments of CLOs and CLO warehouse financing debt. The decrease in financing cash flow activity from VIEs was primarily due to a decrease of $2,254 million in issuances, partially offset by a decrease in repayments of $964 million by the previously consolidated CLOs and CLO warehouses. The proceeds from CLO issuances and CLO warehouse borrowings were used to fund the purchases of loans. FG VIEs’ cash flows relate to the paydowns of FG VIEs’ liabilities. See Item 1. Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

From October 1, 2023 through November 7, 2023, the Company repurchased an additional 682,676 of common shares. As of November 7, 2023, the Company was authorized to purchase $372 million of its common shares. For more information about the Company’s share repurchases and authorizations, see Item 1, Financial Statements, Note 14, Shareholders’ Equity.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2023, there were no material changes to the market risks to which the Company is exposed since December 31, 2022.

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

Management of the Company, with the participation of its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. Based on their evaluation as of September 30, 2023 covered by this Form 10-Q, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

    There were no changes in the Company’s internal control over financial reporting during third quarter 2023 which were identified in connection with the evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

    The Company is subject to legal proceedings and claims, as described in Part I, Item 1, Financial Statements, Note 13, Commitments and Contingencies – Legal Proceedings and the “PREPA” and “Puerto Rico Litigation” sections of Note 3, Outstanding Exposure and the “Recovery Litigation and Dispute Resolution” section of Note 4, Expected Loss to be Paid (Recovered) contained in this Form 10-Q and is incorporated by reference herein. For additional information see the “Legal Proceedings” and “Litigation” sections of Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Commitments and Contingencies, the “Recovery Litigation” section of Note 4, Expected Loss to be Paid (Recovered), and the “Puerto Rico Litigation” section of Note 3, Outstanding Exposure, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 1A.RISK FACTORS

    See the risk factors set forth in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report) and Part II, “Item 1A. Risk Factors” for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (Q2 Quarterly Report). Except for the risk factors entitled, “Expansion of the categories and types of the Company’s investments (including those accounted for as CIVs) may expose it to increased credit, interest rate, liquidity and other risks” and “AGL, AG Re and AGRO may become subject to taxes in Bermuda after March 2035, which may adversely affect the Company’s future results of operations and on an investment in the Company,” set forth in the 2022 Annual Report, which are removed and replaced in their entirety as set forth below, there have been no material changes to the risk factors disclosed in the 2022 Annual Report or the Q2 Quarterly Report during the nine months ended September 30, 2023.

Expansion of the categories and types of the Company’s investments (including those accounted for as CIVs), including allocations of investments to Sound Point and exclusivity arrangement with Sound Point may expose it to increased credit, interest rate, liquidity and other risks.

The Company is using Sound Point’s investment knowledge and experience to expand the categories and types of its alternative investments (including those accounted for as CIVs) by: (a) allocating $1 billion of capital in Sound Point managed funds; (b) redeploying initial amounts allocated to Sound Point in future Sound Point funds; and (c) having Sound Point serve as the U.S. Insurance Subsidiaries’ sole alternative credit manager. This expansion of categories and types of investments, allocations to Sound Point and exclusivity arrangement with Sound Point may increase the credit, interest rate and liquidity risk in the Company’s investments (including those accounted for as CIVs). In addition, the fair value of most of these assets are reported in results of operations and may be more volatile than other investments made by the Company. As a result of the Company’s expansion of the categories and types of its investments, as of September 30, 2023, the U.S. Insurance Subsidiaries had investments in Sound Point managed funds with a fair value of $378 million. In addition, the Company had $252 million of other non-Sound Point alternative investments reported in the consolidated financial statements. This expansion also has resulted in the Company investing a portion of its portfolio in assets that are less liquid than some of its other investments, and so may increase the risks described under “— Operational Risks — The ability of AGL and its subsidiaries to meet their liquidity needs may be limited”. Expanding the categories and types of Company investments (including those accounted for as CIVs), allocations to Sound Point and exclusivity arrangement with Sound Point may also expose the Company to other types of risks, including reputational risks.

AGL, AG Re and AGRO may become subject to taxes in Bermuda, which may adversely affect the Company’s future results of operations and an investment in the Company.

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

Further, on August 8, 2023, the Bermuda Government issued the first of a series of public consultation papers as part of its considerations on the introduction of a corporate income tax that would be taken into account in calculating the effective tax rate of Bermuda businesses under the OECD’s global anti-base erosion (GloBE) rules. The second public consultation paper issued October 8, 2023, indicates that the Bermuda Government believes it is reasonable and proportionate for any new Bermuda corporate income tax regime to supersede any existing tax assurance certificates held by entities within the scope of the new Bermuda corporate income tax. Under the current proposal, Bermuda corporate income tax would apply only to large multinational enterprises (MNEs), as defined in the GloBE rules, with EUR 750 million or more in total global revenue in at least two of the previous four accounting periods. The proposed Bermuda corporate income tax legislation is currently anticipated to be effective for tax years beginning on or after January 1, 2025. The Bermuda Government is considering if amendments are necessary to the existing tax assurance certificate regime to ensure that tax may be collected in Bermuda from entities which are subject to the proposed Bermuda corporate income tax regime. Although we cannot predict when or if any new Bermuda corporate income tax law will be adopted or will become effective, the imposition of a Bermuda corporate income tax could, if applicable to the Company (or any Bermuda incorporated subsidiary of the Company), have an adverse effect on the Company's financial condition and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during third quarter 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
July 1 - July 31	257,066	$57.64	257,066	$162,128,831
August 1 - August 31	264,107	$59.73	261,580	$146,509,723
September 1 - September 30	547,256	$60.61	547,256	$113,343,260
Total	1,068,429	$59.67	1,065,902
____________________
(1)    After giving effect to repurchases since the Board first authorized the repurchase program on January 18, 2013, through November 7, 2023, the Company has repurchased a total of 143 million common shares for approximately $4.8 billion, excluding commissions, at an average price of $33.49 per share. On November 1, 2023, the Company announced that the Board of Directors had authorized an additional $300 million of share repurchases. As of November 7, 2023, the remaining authorization the Company was authorized to purchase was $372 million of its common shares, on a settlement basis. The repurchase program has no expiration date and the Board has previously increased the authorization periodically.
(2)     Excludes commissions.

ITEM 5.    OTHER MATTERS

10b5-1 Trading Plans

During third quarter 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6.EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Document
4.1
Form of Officer’s Certificate related to 6.125% Senior Notes due 2028, containing Form of 6.125% Senior Notes due 2028 as Exhibit A (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 21, 2023)

10.1	Separation Agreement, dated as of July 7, 2023, between the Company and David A. Buzen*
22.0	Subsidiary Companies and Issuers of Guaranteed Securities
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1	The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated November 8, 2023	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)