Form 10-K
period 2023-12-31
ASSURED GUARANTY LTD
filed 2024-02-28
CIK 1273813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Common Shares held by non-affiliates of the Registrant as of the close of business on June 30, 2023 was 3,133,134,553 (based upon the closing price of the Registrant's shares on the New York Stock Exchange on that date, which was $55.80). For purposes of this information, the outstanding Common Shares which were owned by all directors and executive officers of the Registrant were deemed to be the only shares of Common Shares held by affiliates.
As of February 26, 2024, 55,461,633 Common Shares, par value $0.01 per share, were outstanding (including 39,535 unvested restricted shares).

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Registrant’s definitive proxy statement relating to its 2024 Annual General Meeting of Shareholders to be held on May 2, 2024, are incorporated by reference to Part III of this report.

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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially from those expressed in, or implied or projected by, the forward-looking information and statements. Among factors that could cause actual results to differ adversely are:

•significant changes in inflation, interest rates, the world’s credit markets or segments thereof, credit spreads, foreign exchange rates or general economic conditions, including the possibility of a recession or stagflation;
•geopolitical risk, including Russia’s invasion of Ukraine and risk of intentional or accidental escalation between The North Atlantic Treaty Organization (NATO) and Russia, conflict in the Middle East, confrontation over Iran’s nuclear program, United States (U.S.) – China strategic competition and pursuit of technological independence;
•global terrorism risk with threats increasing from conflicts in the Middle East and Ukraine/Russia, and the polarized political environment of the 2024 U.S. presidential election;
•the impacts of artificial intelligence, machine learning and other technological advances, including potentially increasing the risks of malicious cyber attacks, dissemination of misinformation, and disruption of markets;
•the possibility of a U.S government shutdown, payment defaults on the debt of the U.S. government or instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, and downgrades to their credit ratings;
•public health crises, including pandemics and endemics, and the governmental and private actions taken in response to such events;
•developments in the world’s financial and capital markets, including stresses in the financial condition of banking institutions in the U.S., that adversely affect repayment rates of insured obligors, Assured Guaranty’s insurance loss or recovery experience, or investments of Assured Guaranty;
•reduction in the amount of available insurance opportunities and/or in the demand for Assured Guaranty’s insurance;
•the possibility that budget or pension shortfalls or other factors will result in credit losses or liquidity claims on obligations of state, territorial and local governments and their related authorities and public corporations that Assured Guaranty insures or reinsures;
•insured losses, including losses with respect to related legal proceedings, in excess of those expected by Assured Guaranty or the failure of Assured Guaranty to realize loss recoveries that are assumed in its expected loss estimates for insurance exposures, including as a result of the final resolution of Assured Guaranty’s Puerto Rico Electric Power Authority exposure or the amounts recovered on securities received in connection with the resolution of Puerto Rico exposures already resolved;
•the impact of the Company satisfying its obligations under insurance policies with respect to legacy insured Puerto Rico bonds;
•increased competition, including from new entrants into the financial guaranty industry, nonpayment insurance and other forms of capital saving or risk syndication available to banks and insurers;
•the possibility that investments made by Assured Guaranty for its investment portfolio, including alternative investments, do not result in the benefits anticipated or subject Assured Guaranty to reduced liquidity at a time it requires liquidity, or to other negative or unanticipated consequences;
•the impacts of Assured Guaranty’s transactions with Sound Point Capital Management, LP (Sound Point, LP) and certain of its investment management affiliates (together with Sound Point, LP, Sound Point) and/or Assured Healthcare Partners LLC (AHP) on Assured Guaranty and its relationships with its shareholders, regulators, rating agencies, employees and the obligors it insures and on the asset management business contributed to Sound Point, LP and on the business of AHP and their relationships with their respective clients and employees;
•the possibility that strategic transactions made by Assured Guaranty, including the consummation of the transactions with Sound Point and/or AHP, do not result in the benefits anticipated or subject Assured Guaranty to negative consequences;
•the inability to control the business, management or policies of entities in which the Company holds a minority interest;

•the impact of market volatility on the fair value of Assured Guaranty’s assets and liabilities subject to mark-to-market, including certain of its investments, contracts accounted for as derivatives, its committed capital securities, its consolidated investment vehicles and certain consolidated variable interest entities (VIEs);
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
•natural or man-made catastrophes;
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

For these statements, the Company claims the protection of the safe harbor for forward looking statements contained in Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).

Conventions

Unless otherwise noted, ratings on Assured Guaranty’s insured portfolio are Assured Guaranty’s internal ratings. The Company purchases attractively priced obligations that it has insured and for which it had expected losses to be paid (Loss Mitigation Securities), in order to mitigate the economic effect of insured losses. Ratings on Loss Mitigation Securities are also Assured Guaranty's internal ratings. Internal credit ratings are expressed on a rating scale similar to that used by the rating agencies and generally reflect an approach similar to that employed by the rating agencies, except that Assured Guaranty’s internal credit ratings focus on future performance, rather than lifetime performance. The Company excludes amounts from its outstanding insured par and debt service relating to Loss Mitigation Securities.

ASSURED GUARANTY LTD.
FORM 10-K

PART I

ITEM 1.    BUSINESS

Overview

Assured Guaranty Ltd. (AGL and, together with its subsidiaries, Assured Guaranty or the Company) is a Bermuda-based holding company that provides, through its wholly-owned operating subsidiaries, credit protection products to the United States (U.S.) and non-U.S. public finance (including infrastructure) and structured finance markets. Assured Guaranty also participates in the asset management business.

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

Until July 1, 2023, the Company served as an investment advisor to primarily collateralized loan obligations (CLOs) and opportunity funds through Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM). Beginning July 1, 2023, the Company participates in the asset management business through its ownership interest in Sound Point Capital Management, LP (Sound Point, LP) and certain of its investment management affiliates (together with Sound Point, LP, Sound Point), as described in greater detail under Item 1. Business — Asset Management — Strategic Transactions.

On July 1, 2023, Assured Guaranty contributed to Sound Point, LP most of its asset management business, other than that conducted by Assured Healthcare Partners LLC (AssuredIM Contributed Business), as contemplated by the transaction agreement entered into with Sound Point on April 5, 2023 (Transaction Agreement). As a result, Sound Point now manages CLOs consisting of $35.2 billion in assets under management (AUM) as of December 31, 2023, making Sound Point the fifth largest CLO manager globally by AUM (based on December 31, 2023 CreditFlux CLO manager rankings). Assured Guaranty received, subject to certain potential post-closing adjustments, approximately 30% of the common interests in Sound Point, LP, and certain other interests in Sound Point.

In July 2023, Assured Guaranty also sold all of its equity interests in AHP, which manages healthcare funds, to an entity owned and controlled by the managing partner of AHP (AHP Transaction). In connection with the AHP Transaction, the Company agreed to remain a strategic investor in certain AHP managed funds, is retaining its portion of carried interest in certain AHP managed funds and received other consideration.

The Company continually evaluates its key business strategies, which fall into three areas: (1) insurance; (2) asset management and alternative investments; and (3) capital management. The Company seeks to grow the insurance business through new business production, acquisitions of financial guaranty insurance companies that currently are in runoff and no longer actively writing new business (legacy financial guarantors) or reinsurance of their portfolios, and to continue to mitigate losses in its insured portfolio. The Company’s ownership interest in Sound Point furthers its strategy of participating in a fee-based earnings stream independent of the risk-based premiums generated by its financial guaranty business. The Company also expects its relationship with Sound Point to enhance its alternative investment opportunities. Finally, the Company pursues strategies to manage capital within the Assured Guaranty group more efficiently.

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

•Assured Guaranty UK Limited and Assured Guaranty (Europe) SA. AGUK and AGE (the European Insurance Subsidiaries) offer financial guaranties in the non-U.S. public finance, infrastructure and structured finance markets. AGUK is a United Kingdom (U.K.) incorporated private limited company licensed as a U.K. insurance company and located in England that writes new business in the U.K. and certain other countries that are not part of the European Economic Area (EEA). AGUK was organized in 1990 and issued its first financial guaranty in 1994. AGE is a French incorporated company located in France and established in 2019 that has been authorized by the French insurance and banking supervisory authority, the Autorité de Contrôle Prudentiel et de Résolution (ACPR), to conduct financial guaranty business. AGE writes new business in the EEA.

•Assured Guaranty Re Ltd. and Assured Guaranty Re Overseas Ltd. AG Re and AGRO underwrite financial guaranty reinsurance, and AGRO also underwrites direct financial guaranty business and specialty business that is in line with the Company’s risk profile. AG Re and AGRO write business as reinsurers of third-party primary insurers and of certain affiliated companies. AG Re is incorporated under the laws of Bermuda and is licensed as a Class 3B insurer under the Insurance Act 1978 and related regulations of Bermuda. AG Re indirectly owns AGRO, which is a Bermuda Class 3A and Class C insurer.

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

AGM’s agreements with AGE generally apply to all AGE policies that insure public finance business in EEA jurisdictions. The agreements consist of:

(i) a quota share reinsurance agreement between AGE and AGM pursuant to which AGM provides the same reinsurance to AGE in respect of business that was transferred to AGE by AGUK effective October 1, 2020 pursuant to Part VII of the Financial Services and Markets Act 2000 (FSMA) (Part VII Transfer) as AGM provided to AGUK prior to such transfer (AGE also has similar agreements in effect with its affiliates, AGC and AG Re);

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

Insurance Acquisitions

The Company has acquired financial guaranty portfolios, including by acquiring legacy financial guarantors or acquiring (through reinsurance) substantial portions of their insured portfolios, and by commuting business that the Company had previously ceded prior to 2009 to various non-affiliated legacy financial guarantors and multiline reinsurers that were active in the financial guaranty reinsurance market. The Company also has periodically assumed, on a quota share basis, selected insured transactions from certain other legacy financial guarantors. The Company continues to investigate additional opportunities related to remaining legacy financial guaranty portfolios, but the number and size of the opportunities have decreased and there can be no assurance of whether or when the Company will find suitable opportunities on appropriate terms.

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

The Company also offers credit protection through reinsurance, and in the past has provided reinsurance to other financial guaranty insurers with respect to their financial guaranties of public finance, infrastructure and structured finance obligations. The Company believes that the opportunities currently available to it in the reinsurance market primarily consist of potentially assuming portfolios of transactions from legacy financial guarantors.

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

Insurance Securitizations are transactions, including life insurance transactions, where obligations are secured by the future earnings from pools of various types of insurance/reinsurance policies and income produced by invested assets.

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

Subscription Finance Facilities are lending facilities provided to closed-end private market funds, most frequently private-equity funds. The facilities are secured by the uncalled capital commitments of the limited partners (LP) to the fund. The Company may guarantee new or existing facilities and on a single facility or portfolio basis. Assured

Guaranty’s exposures are generally to facilities with characteristics that include a high-quality fund sponsor with strong historical performance, diverse LP base composed primarily of institutional LPs and experienced bank lenders.

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

Until November 2008, AGMH’s former financial products segment had been in the business of borrowing funds through the issuance of GICs insured by AGM and reinvesting the proceeds in investments that met AGMH’s investment criteria. In June 2009, in connection with the Company’s acquisition of AGMH from Dexia Holdings Inc., Dexia SA, the ultimate parent of Dexia Holdings Inc., and certain of its affiliates, entered into a number of agreements intended to mitigate the credit, interest rate and liquidity risks associated with the GIC business and the related AGM insurance policies. Some of those agreements have since terminated or expired, or been modified. As of December 31, 2023, the aggregate accreted GIC balance was approximately $0.5 billion, compared with approximately $10.2 billion as of December 31, 2009. As of December 31, 2023, the aggregate fair market value of the assets supporting the GIC business plus cash and positive derivative value exceeded by nearly $0.6 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business.

AGMH’s financial products business had also issued medium term notes insured by AGM, reinvesting the proceeds in investments that met AGMH’s investment criteria. As of December 31, 2023, only $244 million of insured medium term notes remain outstanding. The financial products business included the equity payment undertaking agreement portion of the leveraged lease business.

Consumer Receivables Securities are obligations backed by non-mortgage consumer receivables, such as student loans, automobile loans and leases, manufactured home loans and other consumer receivables.

Other Structured Finance Obligations are obligations backed by assets not generally described in any of the other U.S. and Non-U.S. Structured Finance Obligations categories above.

Insurance Portfolio - Specialty Business

    The Company also guarantees specialty business with similar risk profiles to its structured finance exposures written in financial guaranty form. Specialty business includes, for example, excess-of-loss guarantees of minimum amount of billed rent on diversified portfolios of real estate properties, insurance securitizations and aircraft residual value insurance (RVI) transactions.

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

    The Company focuses principally on the credit quality of the obligor based on population size and trends, wealth factors, and strength of the economy. The Company evaluates the obligor’s liquidity position; its fiscal management policies and track record; its ability to raise revenues and control expenses; and its exposure to derivative contracts and to debt subject to acceleration. The Company assesses the obligor’s pension and other post-employment benefits obligations and funding policies and evaluates the obligor’s ability to adequately fund such obligations in the future. The Company analyzes other critical risk factors including the type of issue; the repayment source; pledged security, if any; the presence of restrictive covenants and the tenor of the risk. The Company also considers the ability of obligors to file for bankruptcy or receivership under applicable statutes (and on related statutes that provide for state oversight or fiscal control over financially troubled obligors). The Company evaluates the impact of environmental and climate change risks, including natural perils, on the ability of the obligor to meet its financial obligations over the life of the insured transaction. Such risks include rising sea levels, hurricanes, wildfires and earthquakes. The Company weighs the risk of a rating agency downgrade of an obligation's underlying uninsured rating.

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

    U.S. Structured Finance. Structured finance obligations generally present three distinct forms of risk: asset risk, pertaining to the amount and quality of assets underlying an issue; structural risk, pertaining to the extent to which an issuer's legal structure provides protection from loss; and execution risk, which is the risk that poor performance by a servicer or collateral manager contributes to a decline in the cash flow available to the transaction. Each of these risks is addressed through the Company’s underwriting process. The underwriter is also required to assess the presence of any environmental or climate change risk and, to the extent there are notable environmental or climate change risks, assess the risks and present them to the credit committee.

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

An insurer’s financial strength rating itself is not specific to any particular policy or contract; a rating agency instead assigns a rating to the insured obligation. A financial strength rating does not refer to an insurer's ability to meet non-insurance obligations and is not a recommendation to purchase any policy or contract issued by an insurer or to buy, hold, or sell any security insured by an insurer. The insurance financial strength ratings assigned by the rating agencies are based upon factors that the rating agencies believe are relevant to policyholders and are not directed toward the protection of investors in AGL’s common shares. Ratings reflect only the views of the respective rating agencies assigning them and are subject to continuous review and revision or withdrawal at any time.

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

Despite the unpredictable application of subjective factors that are in addition to a rating agency’s assessment of insurers’ capital adequacy, the Company has been able to maintain strong financial strength ratings. However, if a substantial downgrade of the financial strength ratings of the Company’s insurance subsidiaries were to occur in the future, such downgrade would adversely affect its business and prospects and, consequently, its results of operations and financial condition. The Company believes that if the financial strength ratings of any of its insurance subsidiaries were downgraded from their current levels, such downgrade could result in downward pressure on the premium that such insurance subsidiary would be able to charge for its insurance. The Company believes that so long as its insurance subsidiaries continue to have financial strength ratings in the double-A category from at least one of S&P or Moody’s, they are likely to be able to continue writing financial guaranty business with a credit quality similar to that historically written. However, if neither S&P nor Moody’s were to maintain financial strength ratings of an insurance subsidiary in the double-A category, or if either S&P or Moody’s were to downgrade an insurance subsidiary below the single-A level, it could be difficult for such insurance subsidiary to originate the current volume of new financial guaranty business with comparable credit characteristics.

The Company periodically assesses the value of each rating assigned to each of its companies and may, as a result of such assessment, request that a rating agency add or drop a rating from certain of its companies. For example, a Moody’s rating was dropped from AG Re and AGRO in 2015, and was the subject of a rating withdrawal request by AGC (such request was declined by Moody’s).

See Item 1A. Risk Factors, Strategic Risks captioned “A downgrade of the financial strength or financial enhancement ratings of any of the Company’s insurance or reinsurance subsidiaries may adversely affect its business and prospects”.

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

In the U.S. public finance market, Assured Guaranty is the only financial guaranty company active before the 2008 financial crisis that has maintained sufficient financial strength to write new business continuously since the crisis began. Assured Guaranty has only one direct competitor for public finance financial guaranty business, Build America Mutual Assurance Company (BAM), a mutual insurance company that commenced business in 2012.

The Company estimates that, of the new U.S. public finance bonds sold with insurance in 2023, the Company insured approximately 61% of the par, while BAM insured approximately 39%. BAM is effective in competing with the Company for small to medium sized U.S. public finance transactions in certain sectors. BAM sometimes prices its guaranties for such transactions at levels the Company does not believe produces an adequate rate of return and so does not match, but BAM's pricing and underwriting strategies may have a negative impact on the amount of premium the Company is able to charge for its insurance for such transactions. However, the Company believes it has competitive advantages over BAM due to: AGM’s larger capital base; AGM’s ability to insure larger transactions and issuances in more diverse U.S. bond sectors; BAM’s higher leverage ratios than those of AGM; BAM’s inability to date to generate profits and to increase its statutory capital meaningfully; and AGM’s strong financial strength ratings from multiple rating agencies (in the case of AGM, AA+ from Kroll Bond Rating Agency (KBRA), AA from S&P and A1 from Moody’s, compared with BAM’s AA solely from S&P). Additionally, as a public company with access to both the equity and debt capital markets, Assured Guaranty may have greater flexibility to raise capital, if needed.

    In the non-U.S. structured finance and non-U.S. public finance markets, Assured Guaranty is the only financial guaranty insurance company currently writing new guaranties. Management considers the Company’s greater diversification to be a competitive advantage in the long run because it means the Company is not wholly dependent on conditions in any one market. In the non-U.S. infrastructure finance market, the uninsured execution serving as the Company’s principal competition occurs primarily in privately funded transactions where no bonds are sold in the public markets.

In the structured finance market, the majority of our business is represented by bilateral transactions with counterparties (typically insurance companies or banks) where the motivation to buy our product relates to capital savings, and/or single risk or sectoral risk management. In this sector the Company’s principal competition is from other forms of capital saving or risk syndication available to banks and insurers, including nonpayment insurance. In the securitization markets, uninsured execution occurs in both public and private transactions primarily where bonds are sold with sufficient credit or structural enhancement embedded in transactions, such as through overcollateralization, first loss insurance, excess spread or other terms, to make the bonds attractive to investors without bond insurance.

    In the future, additional new entrants into the financial guaranty industry could reduce the Company’s new business prospects, including by furthering price competition or offering financial guaranty insurance on transactions with structural and security features that are more favorable to the issuers than those required by Assured Guaranty. However, the Company believes that the presence of additional guarantors might also increase the overall visibility and acceptance of the product by a broadening group of investors, and the fact that investors are willing to commit fresh capital to the industry may promote market confidence in the product.

    In addition to financial guaranty insurance companies, Assured Guaranty competes with other forms of credit enhancement such as letters of credit or credit derivatives provided by banks and other financial institutions (some of which are governmental enterprises), nonpayment insurance, or direct guaranties of municipal, structured finance or other debt by federal or state governments or government sponsored or affiliated agencies. Alternative credit enhancement structures, and in particular federal government credit enhancement or other programs, can interfere with the Company’s new business prospects, particularly if they provide direct government-level guaranties, restrict the use of third-party financial guaranties or reduce the amount of transactions that might qualify for financial guaranties.

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

Asset Management

Strategic Transactions

Until July 1, 2023, the Company served as an investment advisor to primarily CLOs and opportunity funds, through AssuredIM. Beginning July 1, 2023, the Company participates in the asset management business through its ownership interest in Sound Point, as described below.
On July 1, 2023, Assured Guaranty contributed to Sound Point, LP the AssuredIM Contributed Business, as contemplated by the Transaction Agreement entered into with Sound Point on April 5, 2023. As a result, Sound Point now manages CLOs consisting of $35.2 billion in AUM as of December 31, 2023, making Sound Point the fifth largest CLO manager globally by AUM (based on December 31, 2023 CreditFlux CLO manager rankings). Assured Guaranty received, subject to certain potential post-closing adjustments, approximately 30% of the common interests in Sound Point, LP, and certain other interests in Sound Point. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, for additional information.
In addition, in accordance with the terms of a letter agreement (Letter Agreement), effective July 1, 2023, the U.S. Insurance Subsidiaries, (i) engaged Sound Point as their sole alternative credit manager, and (ii) transitioned to Sound Point the management of certain existing alternative investments and related commitments. The Letter Agreement also provides that, in the first two years of Sound Point’s engagement, the U.S. Insurance Subsidiaries, including through their investment subsidiary AG Asset Strategies LLC (AGAS), would, subject to regulatory approval, make new investments in funds, other vehicles and separately managed accounts managed by Sound Point which, when aggregated with the alternative investments and commitments transitioned from AssuredIM and any reinvestments (collectively, Sound Point Investments), and investments made by other Assured Guaranty affiliates, will total $1 billion. The Letter Agreement contemplates a long-term investment partnership between Sound Point and Assured Guaranty, whereby the U.S. Insurance Subsidiaries have agreed to reinvest all returns of capital from Sound Point Investments for a period of 15 years, until July 1, 2038. Similarly, the Letter Agreement provides for reinvestment by the U.S. Insurance Subsidiaries of all gains and dividends from Sound Point Investments in the first two years of Sound Point’s engagement, and reinvestment of half of all such gains and dividends thereafter until July 1, 2033 (the transactions contemplated under the Transaction Agreement and the Letter Agreement, the Sound Point Transaction). On July 1, 2028, the U.S. Insurance Subsidiaries may choose to reduce the amounts invested or required to be reinvested in certain Sound Point Investments under the Letter Agreement, subject to adjustment in Assured Guaranty’s portion of its ownership interest in Sound Point. To the extent not required to be reinvested by the Letter Agreement, all proceeds from Sound Point Investments received in accordance with their operative investment documents can be distributed to the U.S. Insurance Subsidiaries. See Part II, Item 8, Financial Statements and Supplementary Data, Note 7, Investments and Cash.

In July 2023, Assured Guaranty completed the AHP Transaction where it sold all of its equity interests in AHP, which was established in 2020 and managed two healthcare-focused funds, to an entity owned and controlled by the managing partner of AHP. In connection with the AHP Transaction, the Company agreed to remain a strategic investor in certain AHP managed funds, is retaining its portion of carried interest in certain AHP managed funds and received other consideration.

The Company’s investment in Sound Point and, previously, AssuredIM advance one of the Company’s key strategic initiatives to diversify its sources of earnings into fee-based industries that leverage its core competency in credit while diversifying and expanding the categories and types of its investments.

Please see Item 1A. Risk Factors, Strategic Risks captioned “Competition in the Company’s industries may adversely affect its results of operations, business prospects and share price”, “Strategic transactions may not result in the benefits anticipated”, “The Company’s investments in Sound Point are subject to the risks of Sound Point’s business that may adversely affect the Company’s financial condition, results of operations, capital, business prospects and share price,” and “From July 1, 2023, the Company’s interest in Sound Point is subject to the risks normally associated with a minority interest.”

Asset Management Strategies

Until July 1, 2023, the Company managed primarily CLOs and opportunity funds focused on healthcare and asset based investing. Beginning July 1, 2023, following the Sound Point Transaction, the Company participates in the asset management business through its ownership interest in Sound Point. Sound Point, LP was founded in 2008 and has credit strategies focusing on CLOs and performing credit, private credit, structured credit, opportunistic credit, commercial real estate credit and co-investments across the foregoing strategies. The Company invests in certain of these strategies. These strategies are implemented for clients, including the Company, through funds and customized separately managed accounts and co-investment opportunities as further described below and in Sound Point, LP’s Firm Brochure on Form ADV Part 2A filed with the U.S. Securities and Exchange Commission. Sound Point, LP’s Firm Brochure and other SEC filings are maintained by Sound Point, LP, which remains solely responsible for their content.

In addition, prior to the Sound Point Transaction, AssuredIM invested in investment grade municipal securities on behalf of the U.S. Insurance Subsidiaries. In connection with the Sound Point Transaction, the Company retained management of the strategy internally. In February 2024, responsibility for the Company’s investment grade municipal securities strategy was transitioned to a third-party asset manager. Separately, prior to the Sound Point Transaction, AssuredIM also invested in investment grade CLO tranches managed by unaffiliated managers on behalf of the U.S. Insurance Subsidiaries, and such investments were transitioned to a third-party asset manager in June 2023.

Sound Point, LP’s CLO Strategy focuses on launching and managing CLOs (SP CLOs) whose investment assets primarily include corporate senior-secured bank loans and bonds. Sound Point, LP’s CLO strategy also includes managing funds and vehicles that invest in securities issued by SP CLOs and residual interests in warehouse facilities for such CLOs.

Sound Point, LP’s Performing Credit Floating Rate Strategy primarily focuses on performing non-investment grade corporate senior-secured bank loans and bonds.

Sound Point, LP’s Private Credit Strategy is comprised of the Direct Lending Strategy, Strategic Capital Strategy and Specialty Finance Strategy. Direct Lending primarily focuses on privately negotiated, secured loans to U.S. middle-market companies. Strategic Capital Strategy primarily focuses on investments in senior secured debt, junior secured debt, accounts receivable financings, mezzanine debt and equity or equity linked securities and Specialty Finance Strategy which invests in specialty finance assets, financial technology, marketplace lending, consumer finance, structured finance and securitized products related to specialty finance lenders.

Sound Point, LP’s Structured Credit Strategy primarily invests in the equity and debt of Third Party CLOs as well as the residual interests in warehouse facilities for such CLOs.

Sound Point, LP’s Opportunistic Credit Strategy is comprised of both a Credit Opportunity Strategy and a Loan Opportunity Strategy. The Credit Opportunity Strategy primarily focuses on corporate bonds, senior-secured bank loans and equities and the Loan Opportunity Strategy which primarily focuses on distressed bonds, distressed bank loans, public and private equity, and trade claims.

Sound Point, LP’s Commercial Real Estate Credit Strategy focuses on commercial mortgage loans and debt where commercial real estate properties serve as the underlying collateral.

Investments

    The Company invests primarily in fixed-maturity securities, short-term investments and various alternative investments (some of which are accounted for as consolidated investment vehicles (CIVs)). Investment income from the Company’s investments is one of the primary sources of cash flow supporting its claim payments and other operational costs, as well as its capital management objectives. The Company’s principal objectives in managing its investment portfolio are to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio; to maximize after tax book income; to manage investment risk within the context of the underlying portfolio of insurance risk; and to preserve the highest possible ratings for each Assured Guaranty subsidiary.

If the Company’s calculations with respect to its insurance subsidiaries liabilities are incorrect or other unanticipated payment obligations arise, or if the Company improperly structures its investments to meet these and other corporate liabilities, it could have unexpected losses, including losses resulting from forced liquidation of investments. The investment policies of the Company’s insurance subsidiaries are subject to insurance law requirements, and may change depending upon regulatory, economic, rating agency and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the businesses. The performance of invested assets is subject to the ability of the Company and its investment managers to select and manage appropriate investments.

As of December 31, 2023 and 2022, approximately 91% and 98%, respectively, of the total investments of $9.1 billion and $8.4 billion, respectively, were fixed-maturity securities and short-term investments consisting primarily of the following:

Fixed-maturity securities and short term investments: As of December 31, 2023, other than Loss Mitigation Securities, the Puerto Rico New Recovery Bonds and CVIs (described below), the majority (59%, or $5.4 billion) of the $9.1 billion investment portfolio was managed by Goldman Sachs Asset Management, L.P., Wellington Management Company, LLP, and MacKay Shields LLC. Each of these three investment managers has discretionary authority over the portion of the investment portfolio it manages, within the limits of the investment guidelines approved by the Company’s Board of Directors. Each manager is compensated based upon a fixed percentage of the market value of the portion of the portfolio being managed by such manager. Wellington Management Company LLP owns or manages funds that own more than 5% of the Company’s common shares.

As of December 31, 2023, Loss Mitigation Securities represent 5% of the investment portfolio, or $459 million, based on fair value.

After over five years of negotiations, a substantial portion of the Company’s Puerto Rico exposure was resolved in 2022 in accordance with four orders entered by the United States District Court of the District of Puerto Rico (Federal District Court of Puerto Rico) related to the Company’s exposure to all insured Puerto Rico credits experiencing payment default in 2022 except Puerto Rico Electric Power Authority (PREPA) (2022 Puerto Rico Resolutions). As a result of the 2022 Puerto Rico Resolutions, the Company received substantial amounts of cash and Contingent Value Instruments (CVIs), as well as new general obligation bonds (under the GO/PBA Plan) (New GO Bonds) and new bonds backed by toll revenues (under the HTA Plan) (Toll Bonds, and together with the New GO Bonds, New Recovery Bonds). On December 28, 2023, all outstanding Toll Bonds were called. As of December 31, 2023, 4% of the investment portfolio, with a fair value of $332 million, represents New Recovery Bonds and CVIs obtained as part of the 2022 Puerto Rico Resolutions. See Part II, Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure.
Other investments: In addition to its fixed-maturity and short-term investments portfolio, the Company also has other investments which primarily include the Company’s investment in Sound Point and alternative investments including investments across a variety of strategies and asset classes such as CLO equity tranches, direct lending, structured credit, strategic capital, specialty finance, asset-based investing and healthcare-focused private equity. The Company leverages the knowledge and experience of Sound Point to manage its alternative investments.

As of December 31, 2023 and December 31, 2022, the Company had $829 million and $133 million, respectively, in alternative investments that were reported in other invested assets on the consolidated balance sheets. The Company also has alternative investments accounted for as consolidated investment vehicles (CIVs). As of December 31, 2023 and December 31, 2022, CIVs had a combined net asset value (NAV) of $305 million and $569 million, respectively.

Puerto Rico Trust Assets: In addition to New Recovery Bonds and CVIs described above, for bondholders that elected to receive custody receipts that represent an interest in the legacy insurance policy plus any cash, New Recovery Bonds and CVIs under the 2022 Puerto Rico Resolutions, such assets were reported in consolidated trusts. As of December 31, 2023, the Company reported $155 million in Puerto Rico Trusts’ assets in financial guaranty VIEs (FG VIEs) assets on the consolidated balance sheets, primarily consisting of cash. In the fourth quarter of 2023, all of the Toll Bonds in the Puerto Rico Trusts were called, resulting in cash proceeds of $154 million. Such cash proceeds comprise the vast majority of the assets in the Puerto Rico Trusts as of December 31, 2023. In January 2024, such proceeds were used to pay down a portion of the liabilities of the Puerto Rico Trusts. The remaining liabilities of the Puerto Rico Trusts will be paid by the U.S. Insurance Subsidiaries under their financial guaranty policies and are no longer dependent on the credit of Puerto Rico Highway and Transportation Authority (PRHTA).

See Part II, Item 8, Financial Statements and Supplementary Data, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for information on the Puerto Rico Trusts and the CIVs.

Risk Management

Organizational Structure

The Company’s Board of Directors (the Board or AGL’s Board) oversees the risk management process. The Board employs an enterprise-wide approach to risk management that supports the Company’s business plans within a reasonable level of risk. Risk assessment and risk management are not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for that company. The Board annually approves the Company’s business plan, taking risk management into account. It also approves the Company’s risk appetite statement, which articulates the Company’s tolerance for risk and describes the general types of risk that the Company accepts or attempts to avoid. The involvement of the Board in setting the Company’s business strategy is a key part of its assessment of management’s risk tolerance and a determinant of what constitutes an appropriate level of risk for the Company.

While the Board has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk assessment and risk management. The Risk Oversight Committee of the Board oversees the standards, controls, limits, underwriting guidelines and policies that the Company establishes and implements in respect of credit underwriting and risk management. It focuses on management's assessment and management of credit risks as well as other risks, including, but not limited to, market, financial, legal, and operational risks (including cybersecurity and data privacy risks), and risks relating to the Company's reputation and ethical standards. In addition, the Audit Committee of the Board is responsible for, among other matters, reviewing policies and processes related to risk assessment and risk management, including the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, in coordination with the Risk Oversight Committee, as appropriate. It also oversees cybersecurity and data privacy as related to financial systems and controls, and reviews compliance with related legal and regulatory requirements. The Compensation Committee of the Board reviews compensation-related risks to the Company. The Finance Committee of the Board oversees the Company’s investment portfolio (including alternative investments) and the Company’s capital structure, liquidity, financing arrangements, rating agency matters, and any corporate development activities in support of the Company’s financial plan. The Nominating and Governance Committee of the Board oversees risk at the Company by developing appropriate corporate governance guidelines and identifying qualified individuals to become board members. The Environmental and Social Responsibility Committee oversees the Company’s risk and opportunities related to environmental issues, such as climate change, as well as aspects of human capital management, including diversity and inclusion.

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

The Company has established several management committees to develop enterprise level risk management guidelines, policies and procedures for the Company’s insurance and reinsurance subsidiaries that are tailored to their respective businesses, providing multiple levels of review, analysis and control.

    The Company’s management committees responsible for risk management include:

•Portfolio Risk Management Committee—The Portfolio Risk Management Committee is responsible for enterprise risk management for the Company’s Insurance business and focuses on measuring and managing credit, market and liquidity risk for the Company’s Insurance business. This committee establishes company-wide credit policy for the Company’s direct and assumed insured business. It implements specific underwriting procedures and limits for the Company and allocates underwriting capacity among the Company’s subsidiaries. All transactions in new asset classes or new jurisdictions, or otherwise outside the Company’s Board-approved risk appetite statement or risk limits, must be approved by this committee.

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

•Workout Committee—This committee receives reports from surveillance and workout personnel on insurance transactions at AGM and/or AGC that might benefit from active loss mitigation or risk reduction and approves loss mitigation or risk reduction strategies for such transactions.

•Reserve Committees—Oversight of reserving risk is vested in the U.S. Reserve Committee, the European Insurance Subsidiaries Executive Risk Committees, the AG Re Reserve Committee and the AGRO Reserve Committee. The committees review the reserve methodology and assumptions for each major asset class or significant below-investment-grade (BIG) transaction, as well as the loss projection scenarios used and the probability weights assigned to those scenarios. The reserve committees establish reserves for the relevant subsidiaries, taking into consideration supporting information provided by surveillance personnel, and are responsible for approving changes to assumptions that have a significant impact on expected losses.

•Assumptions Committee – The Assumptions Committee is responsible for setting the assumptions, other than assumptions related to BIG exposures that use transaction-specific models within the scope of the Reserve Committees, used to calculate the Company’s probability of default and loss in various portfolio loss scenario and economic capital models. When setting these assumptions, the committee considers relevant historical internal and external experience and any potential changes to market conditions that could affect these parameters going forward.

In addition, management and the boards of the Company’s subsidiaries evaluate alternative investments prior to committing any funds to such investments. In the case of the U.S. Insurance Subsidiaries, the boards have delegated the approval of alternative investments to investment committees consisting of directors who are the insurers’ Chief Investment Officer, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer; the activities of the investment committees are further reviewed by the insurers’ full board of directors.

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

The internal audit function (Internal Audit) provides independent assurance around effective risk management design and control execution. On a quarterly basis, or more frequently when required, Internal Audit reports its findings directly to the Audit Committee of the Board of Directors and informs the Chief Executive Officer and other senior management of any material issues.

The Company has established an enterprise level risk appetite statement, approved by the Board, and risk limits, that govern the Company’s risk-taking activities, with similar documents governing the activities of each operating subsidiary. Risk management personnel monitor a variety of key risk indicators on an ongoing basis and work with the business units to take the appropriate steps to manage the Company’s established risk appetites and tolerances. Risk management also uses an internally developed economic capital model to project potential ultimate losses in the insured portfolio as well as on alternative investments, and analyze the related capital implications for the Company, and performs stress and scenario testing to both validate model results and assess the potential financial impact of emerging risks and major strategic initiatives such as acquisitions or releases of capital.

Quarterly risk reporting keeps management and the Board and its Risk Oversight Committee, senior management, the business units and functional areas informed about material risk-related developments. At least once each year, risk management personnel prepare an Own Risk and Solvency Assessment for the Company as a whole and each of the operating companies (Commercial Insurer Solvency Self-Assessment for AG Re and AGRO) which reports the results of capital modeling, the status of key risk indicators and any emerging risks to the Risk Oversight Committee. In addition, the Company performs in-depth reviews annually of risk topics of interest to management and the Board. To the extent potentially significant business activities or operational initiatives are considered, the Chief Risk Officer analyzes the possible impact on the Company’s risk profile and capital adequacy.

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

For transactions that the Company has assumed, the ceding insurers are generally responsible for conducting ongoing surveillance of the exposures that have been ceded to the Company. The Company’s surveillance personnel monitor the ceding insurer’s surveillance activities on exposures ceded to the Company through a variety of means, including reviews of surveillance reports provided by the ceding insurers, and meetings and discussions with their analysts. For public finance risks, the Company’s surveillance personnel independently review assumed exposure utilizing the same procedures as applied to the Company’s direct exposures. The Company’s surveillance personnel also monitor transaction performance (for structured finance and infrastructure transactions), general news and information, industry trends and rating agency reports to help focus surveillance activities on sectors or exposures of particular concern. For certain assumed exposures, the Company provides surveillance and, in such cases, does so in a manner consistent with its own direct portfolio, including by undertaking an independent analysis and remodeling of the exposure. The Company’s surveillance personnel also take steps to ensure that the ceding insurer is managing the risk pursuant to the terms of the applicable reinsurance agreement.

Workouts

The Company has personnel drawn from its surveillance, risk management, legal and other functions who are responsible for managing workout, loss mitigation and risk reduction situations. They work to develop and implement strategies on transactions that are experiencing loss or could possibly experience loss. They, along with the Workout Committee, develop strategies designed to enhance the ability of the Company to enforce its contractual rights and remedies and mitigate potential losses. They also engage in negotiation discussions with transaction participants and, when necessary, manage (along with legal personnel) the Company’s litigation proceedings. They may also make open market or negotiated purchases of securities that the Company has insured, or negotiate or otherwise implement consensual terminations of insurance coverage prior to contractual maturity. In addition, the Company’s surveillance personnel work with servicers of RMBS transactions to enhance their performance.

Asset Management and Alternative Investments

Until July 1, 2023, the Company’s Asset Management segment personnel were responsible for quantifying, analyzing and reporting the risks of each asset management fund and ensuring adherence to agreed investor mandates. The Company retained certain former Asset Management personnel to work with other risk personnel (together the investment team) to monitor the Company's investment in Sound Point, Sound Point funds and other alternative investments. Investment team personnel are responsible for the evaluation and due diligence processes for proposed new investments, and submit recommended investment actions to management or the Investment Committee in accordance with the Company's investment procedures. Investment team members monitor existing investments and provide periodic reporting at least quarterly to senior management, the AGL Board and the AGL Board's Risk Oversight and Finance Committees.

Data Protection

The Company is subject to local, state, and national laws and regulations in the U.S., U.K., the European Union (EU), the other EEA countries that comply with data protection laws in the EU, and other non-U.S. jurisdictions that require financial institutions and other businesses to protect personal and other sensitive information and provide notice of their privacy and security practices relating to the collection, disclosure and other processing of personal information. The Company is also subject to local, state, and national laws and regulations in the U.S., U.K., EEA, and other non-U.S. jurisdictions that require notification to affected individuals and regulators regarding data security breaches. To address these requirements, the Company has established and implemented policies and procedures that are intended to protect the privacy and security of personal information that comes into the Company’s possession or control, and to comply with applicable laws and regulations. Company policies and procedures include, but are not limited to, specific technical, administrative, and physical safeguards for personal information, periodic risk assessments on privacy and security measures, monitoring and testing, an incident response plan that requires Company personnel to promptly report suspected and actual data breach incidents to designated management representatives, an enterprise-wide data governance program, and regularly maintained records that demonstrate the Company’s accountability for compliance with the core privacy principles, relating to the processing of personal information and applicable data protection laws. The Company has imposed similar requirements, as applicable, on third parties with whom it shares personal information including through a rigorous vendor selection and management process. The Company engages its personnel and strives to enhance data privacy and security awareness through Company training, which is mandatory for all employees globally on an annual basis.

Climate Change Risk

The Company has long considered environmental impacts as part of its underwriting process, in particular with regard to U.S. public finance transactions. Global awareness of climate change has drawn greater attention to the financial implications and long-term consequences of frequent or severe natural disaster perils (e.g., storms and wildfires). As a financial guarantor of municipal and structured finance transactions, the Company does not have direct insurance exposure to natural perils but does face the risk that its obligors’ ability to pay debt service may be impacted as a result of such perils and the exacerbating effect climate change may have on them.

The Company continues to enhance its approach to the consideration of climate risk in the origination, underwriting, credit approval, and surveillance of its insured exposures and has integrated climate risk into its risk management and control functions. Credit underwriting submissions are required to include an assessment of environmental and/or transitional risk factors as part of the underwriting analysis. Specifically, the vulnerability of obligors is evaluated with respect to climatic changes (e.g., sea level rise, droughts), extreme weather events (e.g., hurricanes, tornadoes, floods) or geological events (e.g., earthquakes, volcanic activity) as well as resilience factors (e.g., mitigation capabilities, adaptation capacity) to determine if such environmental issues could materially impact an obligor’s expected performance.

The Company’s assessment of how climate change-driven risks may impact a prospective obligor’s ability to pay debt service is informed by its extensive experience in municipal finance coupled with proprietary analytics and third-party data and insights. To improve the Company’s understanding of climate change and to develop the analytical tools needed to measure and manage the related financial risks, the Company has been investing in both talent and technology. The Company’s risk management resources include climate science expertise. In addition, a dedicated internal team works with a geospatial data analytics company specializing in climate change/risk analysis and its effect on cities, counties, and states, to develop analytical capabilities to evaluate climate risk and assess potential negative impacts that climate change could have on the proposed obligor’s ability to pay debt service.

The Company is also exposed indirectly to climate change trends and events that might impair the performance of securities in its investment portfolio. The portfolio consists predominantly of fixed-maturity securities. Nevertheless, environmental issues, including regulatory changes, changes in supply or demand characteristics of fuels, and extreme weather events, may impact the value of certain securities. In 2016, the Company determined not to make any new investments in thermal coal enterprises. In fourth quarter of 2019, the Company revised its investment guidelines to incorporate material environmental factors into its investment analysis to enhance the quality of investment decisions. On an annual basis, the

Company requests and reviews reports from its primary investment managers on any material non-financial risks (including vulnerability to climate change risks or exposure to extreme weather events) that may adversely impact returns.

The Company believes that the physical effects of climate change on the Company’s business operations are not likely to be material and the Company does not anticipate capital expenditures for climate related projects.

Regulatory Reporting. As the global community moves to address and mitigate the effects of climate change, regulators across jurisdictions have taken steps to require climate change risk management and related reporting. Several of the Company’s subsidiaries are subject to regulatory reporting with respect to managing and disclosing the impact of climate change and the related financial risks. The Company continues to monitor regulatory developments and meet requirements applicable to its subsidiaries. To date, the costs associated with complying with regulatory reporting obligations have not had a material impact on the Company’s business, financial condition, and results of operations.

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

At the operating company level, the AGM, AGC, AG Re and AGRO boards of directors review environmental risk reports at each of their quarterly meetings. The Chief Risk Officer is designated as the AGM, AGC, AG Re and AGRO board member and member of senior management responsible for overseeing the management of climate risks. In addition, the boards of AGUK and AGE have responsibility for overseeing the management of climate risks and compliance with environmental laws and regulations in those jurisdictions. The Company has also formed an environmental risk working group composed of senior members of the Company’s credit, underwriting, surveillance, and risk management departments, to review the impact of environmental risk on the Company, including the development of objective risk measures, metrics and methodologies needed to evaluate the financial impact of climate change on obligors in its insured portfolio on both aggregate and individual risk levels.

Regulation

Overview

The Company’s operations and significant investments are regulated by various regulatory authorities, including insurance, securities, derivatives and investment advisory. The insurance and financial services industries generally have been subject to heightened regulatory scrutiny and supervision since the financial crisis that began in 2008.

The Company and other significant investments are subject to insurance-related and asset management-related statutes, regulations and supervision by the U.S. states and territories and the non-U.S. jurisdictions in which they do business. The degree and type of regulation varies from one jurisdiction to another. We expect that the U.S. and non-U.S. regulations applicable to the Company and its regulated entities will continue to evolve for the foreseeable future.

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

The NYDFS, the regulatory authority of the domiciliary jurisdiction of AGM, and the Maryland Insurance Administration, the regulatory authority of the domiciliary jurisdiction of AGC, each conducts a periodic financial examination of insurance companies domiciled in New York and Maryland, respectively, usually at five-year intervals. In 2023, the NYDFS and the MIA last completed their joint examination of AGM and AGC. The examinations of AGM and AGC were for the five-year period ending December 31, 2021. The examination reports from the NYDFS and the MIA did not note any significant regulatory issues.

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

From time to time, the U.S. Insurance Subsidiaries have obtained the approval of their regulators to release contingency reserves based on losses or because the accumulated reserve is deemed excessive in relation to the insurer’s outstanding insured obligations. In 2023, the U.S. Insurance Subsidiaries each requested a release of accumulated contingency reserve which were deemed excessive in relation to the Company’s outstanding insured obligations. AGM obtained the NYDFS’s approval for a contingency reserve release of approximately $54.8 million and AGC obtained the MIA’s approval for a contingency reserve release of approximately $1.2 million, which represented the assumed contingency reserves maintained by AGC, as a reinsurer of AGM, in connection with the same insured obligations that were the subject of AGM’s $54.8 million release. Both AGM’s and AGC’s release were recorded in 2023.

Applicable New York and Maryland laws and regulations require regular, quarterly contributions to contingency reserves, but such laws and regulations permit the discontinuation of such quarterly contributions to an insurer's contingency reserves when such insurer’s aggregate contingency reserves for a particular line of business (i.e., municipal or non-municipal) exceed the sum of the insurer’s outstanding principal for each specified category of obligations within the particular line of business multiplied by the specified contingency reserve factor for each such category. In accordance with such laws and regulations, and with the approval of the NYDFS and the MIA, respectively, AGM ceased making regular quarterly contributions to its contingency reserves for all of its non-municipal business and AGC ceased making quarterly contributions to its contingency reserves for both municipal and non-municipal business, in each case beginning in the fourth quarter of 2014.

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

The New York Insurance Law and the Code of Maryland Regulations also establish an aggregate risk limit on the basis of the aggregate net liability insured by a financial guaranty insurer as compared with its statutory capital. “Aggregate net liability” is defined for this purpose as the outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under this limit, an insurer’s combined policyholders’ surplus and contingency reserves must not be less than the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment-grade obligations. As of December 31, 2023, the aggregate net liability of each of AGM and AGC utilized approximately 30% and 12% of their respective policyholders’ surplus and contingency reserves.

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

AG Re and AGRO are not licensed, accredited or approved in any state and have established trusts to secure their reinsurance obligations. In 2017, AGRO obtained certified reinsurer status in Missouri, which allows AGRO to post 10% collateral in respect of any reinsurance assumed from a Missouri-domiciled ceding company on or after the date of AGRO’s certification (although, currently, AGRO does not assume any such reinsurance). See “Non-U.S. Regulation —Bermuda—Bermuda Insurance Regulation” for Bermuda regulations applicable to AG Re and AGRO.

Regulation of Swap Transactions Under Dodd-Frank

The Company’s U.S. insurance businesses are subject to direct and indirect regulation under U.S. federal law. In particular, their derivatives activities are directly and indirectly subject to a variety of regulatory requirements under the Dodd- Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Based on the size of its U.S. Insurance Subsidiaries’ derivatives portfolios, AGL does not believe any of the U.S. subsidiaries are required to register with the Commodity Futures Trading Commission (CFTC) as a “major swap participant” or with the SEC as a “major securities-based swap participant.” Certain of the Company's subsidiaries may be subject to Dodd-Frank Act requirements to post margin for, or to clear on a regulated execution facility, future swap transactions or with respect to certain amendments to legacy swap transactions, if they enter into such transactions.

Regulation of U.S. Asset Management Business

Prior to July 2023, AGL had two principal operating asset management subsidiaries domiciled in the U.S.: AssuredIM LLC (now known as Sound Point Luna LLC) and AHP. AssuredIM LLC is registered as an investment adviser with the SEC and is currently owned by Sound Point, LP. AssuredIM LLC was also previously registered with the CFTC as a commodity pool operator and was a member of the National Futures Association, and deregistered in June 2023, shortly prior to the Sound Point Transaction. AHP was launched in 2020 as a relying adviser of AssuredIM LLC and became independently registered with the SEC in March 2023. AHP is now independently owned by an entity owned and controlled by its managing partner.

Beginning July 1, 2023, following the Sound Point Transaction, the Company participates in the asset management business through its ownership interest in Sound Point, which is registered as an investment adviser with the SEC. Registered investment advisers are subject to the requirements and regulations of the U.S. Investment Advisers Act of 1940, as amended

(the Advisers Act). As a registered investment adviser, Sound Point, LP and certain other Sound Point entities must submit periodic filings with the SEC on Forms ADV, which are publicly available. The Advisers Act also imposes additional requirements on registered advisers, including the maintenance of a Code of Ethics addressing potential conflicts of interest, an effective compliance program, recordkeeping and reporting, disclosure, limitations on cross and principal transactions between an adviser and its advisory clients and general anti-fraud prohibitions. In addition, private funds advised by Sound Point rely on exemptions from various requirements of the Securities Act, the Exchange Act, the U.S. Investment Company Act of 1940, as amended, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974, as amended.

Non-U.S. Regulation

General

A portion of the Company’s business is conducted in non-U.S. countries. Generally, the Company’s subsidiaries operating in non-U.S. jurisdictions must satisfy local regulatory requirements. Certain of these jurisdictions require registration and periodic reporting by insurance and reinsurance companies that are licensed or authorized in such jurisdictions and are controlled by other entities. Applicable legislation also typically requires periodic disclosure concerning the entity that controls the insurer and reinsurer and the other companies in the holding company system and prior approval of intercompany transactions and transfers of assets, including, in some instances, payment of dividends by the insurance and reinsurance subsidiary within the holding company system.

In addition to these licensing, disclosure and asset transfer requirements, the Company’s non-U.S. operations are also regulated in various jurisdictions with respect to, among other matters, policy language and terms, amount and type of reserves, amount and type of capital to be held, amount and type of local investment, local tax requirements, and restrictions on changes in control. AGL, as a Bermuda-domiciled holding company, is also subject to shareholding restrictions. Such shareholding restrictions of AGL and restrictions on changes in control of our foreign operations may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AGL, including through transactions, and, in particular, unsolicited transactions, that some or all of its shareholders might consider to be desirable. See Item 1A. Risk Factors, Risks Related to GAAP, Applicable Law and Regulations captioned “Applicable insurance laws may make it difficult to effect a change of control of AGL.”

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

The PRA and the Financial Conduct Authority (FCA) are the main regulatory authorities responsible for insurance regulation in the U.K. These two regulatory bodies cover the following areas:

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

Other U.K. Regulatory Requirements

In 2010, it was agreed between AGUK’s management and its then regulator, the Financial Services Authority (now the PRA), that new business written by AGUK would be guaranteed using a co-insurance structure pursuant to which AGUK would co-insure municipal and infrastructure transactions with AGM and structured finance transactions with AGC. AGUK's financial guaranty for each transaction covers a proportionate share (currently fixed from 2018 at 15%) of the total exposure, and AGM or AGC, as the case may be, guarantees the remaining exposure under the transaction. AGM or AGC, as the case may be, will also provide a second-to-pay guaranty to cover AGUK’s financial guaranty.

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

Regulation of U.K. Asset Management Business

AssuredIM London is domiciled in the U.K. and had been authorized by the FCA as an investment manager in the U.K. with certain permissions. Prior to July 1, 2023, AssuredIM London acted as a subadvisor to AssuredIM LLC and was a relying adviser of AssuredIM LLC for U.S. regulatory purposes. As part of the Sound Point Transaction on July 1, 2023, AssuredIM London sold its business to a Sound Point affiliate and ceased business operations. AssuredIM London cancelled its FCA authorization as of October 2, 2023.

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

Human Capital Management

The Company recognizes that its workforce, as a key driver of long-term performance, is among its most valued assets. Accordingly, the Company’s key human capital management objectives are to attract, hire, retain, develop, and support a diverse group of the highest quality employees, including talented and experienced business leaders who drive its corporate strategies and build long-term shareholder value. To promote these objectives, the Company’s human capital management programs are designed to reward and support employees with competitive compensation and benefit packages in each of its locations around the globe, and with professional development opportunities to cultivate talented employees and prepare them for critical roles and future leadership positions.

As of December 31, 2023, the Company employed 350 people world wide; approximately 88% of employees are based in the U.S. and Bermuda and approximately 12% are based in the U.K. and EEA. Approximately 39% of the Company’s workforce is female and 61% is male. The average tenure is approximately 13 years. Other than in EEA, none of the Company’s employees are subject to collective bargaining agreements. The Company believes its employee relations are satisfactory.

Learning and Development; Mentoring. The Company invests in the professional development of its workforce because it believes that encouraging employees to realize their full capabilities enhances job satisfaction, leads to increased performance, and enables the Company to cultivate a pipeline of internal talent for succession planning. To support the advancement of its employees, the Company endeavors to strengthen their knowledge and skills by providing equitable access to training, including in leadership, management and effective communication skills, mentoring opportunities, as well as tuition reimbursement assistance.

The Company believes its culture is collegial and collaborative and this fosters informal mentoring and learning. The Company also has a formal one-on-one mentoring program, made available to all employees, to provide an additional learning resource for its employees, facilitate the onboarding of new recruits and reinforce connectedness.

Compensation and Benefits. The Company designed its compensation program to attract, retain, and motivate talented individuals and to recognize and reward outstanding achievement. The components of the program consist of base salary and may include performance-based incentive compensation in the form of an annual cash incentive and deferred compensation in the form of cash and/or equity. The Company believes that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns the interests of employees and investors. The Company offers a benefits package designed to promote and support the physical and mental health of its employees as well as financial security. Benefits include life and health (medical, dental and vision) insurance, retirement savings plans (including Company matches of employee contributions), an employee stock purchase plan, hybrid work schedules, paid time off, paid family leave, an employee assistance program, commuter benefits, tuition reimbursement, and emergency backup child, elder and pet care.

Assured Guaranty employs a number of practices to help ensure that its compensation program is competitive, and aligns with the Company's goals. The Company provides to its managers training on completing and delivering employee performance evaluations and compensation considerations. To promote consistency and fairness, the Company's compensation function is centralized. In addition, the Company conducts periodic reviews of its compensation program and works with independent compensation and benefits consultants to help ensure that its compensation program reflects best practices and current market standards. The AGL Board's Compensation Committee is updated quarterly on different aspects of the Company' s compensation program, practices, and progress.

Culture. The Company seeks to foster and maintain strong ethical standards and a reputation as a business that conducts itself professionally and with a high degree of integrity. In addition, the Company works to provide and support a respectful and inclusive environment that values the abilities of each employee, which the Company believes leads to enhanced engagement, maximizing individual performance, and improving retention. The Company believes education and awareness are critical components in promoting the Company's cultural values across the organization. Upon onboarding and annually, the Company requires all employees to complete training in the Company's Global Code of Ethics as well as its policies on the prevention of sexual harassment and discrimination. The Company also provides additional targeted training and guidance to specific personnel regarding anti-fraud, anti-bribery and anti-corruption related matters.

Employee Engagement; Feedback. The Company utilizes employee engagement surveys, conducted by a third-party provider to foster confidentiality, to gauge the effectiveness of its efforts to enhance the employee experience and to gain insight into employee perceptions about various aspects of the work environment.

Diversity and Inclusion. Assured Guaranty is committed to building and sustaining at all levels of the organization a diverse workforce that is representative of its communities, in a manner consistent with its business needs, scale and resources, and fostering an inclusive workplace culture that embraces the differences within its staff and effectively utilizes the many and varied talents of its employees. Implementing the goals of diversity and inclusion is a collective responsibility shared by board members, who participate in Company events, senior management, who serve as mentors and executive sponsors of employee resource groups (ERGs) (described below) and the global workforce, who serve on the Diversity and Inclusion Committee (D&I Committee) (described below) and run the ERGs.

Recruiting. The Company employs a number of talent acquisition strategies as part of its recruiting practices, including casting a wide net in order to deliberately reach and attract the largest pool of diverse and qualified candidates. The Company does not utilize screening tools involving artificial intelligence or other similar software to screen applicants.

Employee-led Diversity and Inclusion Committee. The Company’s employee-led D&I Committee is a critical ally in the Company's commitment to promote diversity, foster inclusion, and encourage cultural awareness. The D&I Committee is composed of dedicated employees with different backgrounds, points of view, levels of seniority and tenure with the Company, who provide input into the Company's approach for achieving a diverse workforce and sustaining an inclusive culture.

Employee Resource Groups. In an effort to create community and encourage employees to engage with and support one another, Assured Guaranty established five ERGs, selected based on employee feedback. Membership in the ERGs is voluntary and open to all employees. Because the ERGs are employee-led, they provide additional opportunities for employees to develop and demonstrate their leadership and organizational skills. The ERGs also provide mentorship, career development training, and assist the Company in its efforts to retain, develop and promote its employees and to foster a more inclusive culture. Each ERG is supported by two executive sponsors, a member and an ally, who offer guidance and advocate on behalf of the group.

Board and Workforce Demographic Data. The demographic composition of the AGL Board of Directors is included in the Company’s definitive proxy statement for the Annual General Meeting of Shareholders filed with the SEC pursuant to regulation 14A. The Company discloses on its public website its most recent EEO-1 Report, detailing the demographic composition of its U.S, workforce (using categories based on the Equal Employment Opportunity Commission). Information contained on the Company’s website is not incorporated by reference herein and is not part of this Form 10-K.

Governance. The AGL Board’s Environmental and Social Responsibility Committee and Compensation Committee, pursuant to their respective charters, provide oversight of the Company’s human capital management strategies, policies, and initiatives, including attracting, developing and retaining personnel, promoting diversity, and fostering an inclusive culture. The Environmental and Social Responsibility Committee is periodically updated on employee engagement, learning and development programs, workforce demographics (including turnover and tenure), culture and workplace safety, and initiatives of the employee-led D&I Committee, Corporate Philanthropy Committee and ERGs. The Compensation Committee, which is advised by an independent compensation consultant, is responsible for the oversight of management development and evaluation of succession planning for senior management, and a review of the Company’s senior management compensation benchmarked against a comparison group.

Board members also support the Company’s programming by participating in events sponsored by the Company’s ERGs and D&I Committee.

Tax Matters

United States Tax Reform

The 2017 Tax Cuts and Jobs Act of 2017 (the TCJA) lowered the corporate U.S. tax rate to 21%, eliminated the alternative minimum tax, limited the deductibility of interest expense and required a one-time tax on a deemed repatriation of untaxed earnings of non-U.S. subsidiaries. In the context of the taxation of U.S. property/casualty insurance companies such as the Company, the TCJA also modifies the loss reserve discounting rules and the proration rules that apply to reduce reserve deductions to reflect the lower corporate income tax rate. In addition, the TCJA included certain provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. connections and U.S. persons investing in such companies. For example, the TCJA includes a base erosion and anti-abuse tax (BEAT) that could make affiliate reinsurance between U.S. and non-U.S. members of the Company’s group economically unfeasible. In addition, the TCJA introduced a current tax on global intangible low-taxed income that may result in an increase in U.S. corporate income tax imposed on the Company’s U.S. group members with respect to earnings of their non-U.S. subsidiaries. As discussed in more detail below, the TCJA also revised the rules applicable to passive foreign investment companies (PFICs) and controlled foreign corporations (CFCs). Further, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on the Company. Additionally, tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC or a PFIC or has related person insurance income (RPII) are subject to change, possibly on a retroactive basis. The Treasury Department recently issued final and proposed regulations intended to clarify the application of the insurance income exception to the classification of a non-U.S. insurer as a PFIC and provide guidance on a range of issues relating to PFICs, and recently issued proposed regulations that would expand the scope of the RPII rules. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. The Company cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect. See Part II, Item 8, Financial Statements and Supplementary Data, Note 14, Income Taxes.

Taxation of AGL and Subsidiaries

Bermuda

Under Bermuda law, there was no Bermuda income, corporate or profits tax or withholding tax, capital gains tax or capital transfer tax payable by AGL or its Bermuda Subsidiaries in 2023. AGL, AG Re and AGRO have each obtained from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to AGL, AG Re or AGRO or to any of their operations or their shares, debentures or other obligations, until March 31, 2035. This assurance is subject to the provision that it is not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda, or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any land leased to AGL, AG Re or AGRO. AGL, AG Re and AGRO each pays annual Bermuda government fees, and AG Re and AGRO pay annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and there are other sundry taxes payable, directly or indirectly, to the Bermuda government.

On December 27, 2023 the Bermuda government enacted a corporate income tax at the rate of 15% which will apply for accounting periods starting on or after January 1, 2025. The Bermuda corporate income tax applies to Bermuda resident entities of multinational groups that have annual revenues of €750 million or greater for at least two of the last four fiscal years. However, the Corporate Income Tax Act 2023 of Bermuda includes certain economic transition adjustments (ETA) which, broadly, afford Bermuda resident entities certain deferred tax assets to be utilized against future liabilities as a result of a step-up in the tax basis of assets and liabilities as of September 30, 2023. Under the Corporate Income Tax Act 2023 of Bermuda, any liability to the tax will apply regardless of any assurances previously provided under the Exempted Undertakings Tax Protection Act 1966 of Bermuda.

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

As a U.K. tax resident, AGL is required to file a corporation tax return with His Majesty’s Revenue & Customs (HMRC). AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The main rate of corporation tax is currently 25%. AGL has also registered in the U.K. to report its value-added tax (VAT) liability. The current standard rate of VAT is 20%. Further, with effect for accounting periods starting on or after December 31, 2023, AGL may be liable to charges under the U.K.’s multinational top-up tax to the extent that any member (or members) of the group are resident in a territory other than the U.K. and that member (or those members, collectively), have an effective tax rate of less than 15% in that territory. Alternatively, AGL may be liable to charges under the U.K.’s domestic top-up tax if profits arising in the U.K. are taxed at a rate of less than 15%.

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

The following summary sets forth the material U.S. federal income tax considerations related to the purchase, ownership and disposition of AGL’s shares. Unless otherwise stated, this summary deals only with holders that are U.S. Persons (as defined below) who purchase and hold their shares and who hold their shares as capital assets within the meaning of section 1221 of the Code. The following discussion is only a discussion of the material U.S. federal income tax matters as described herein and does not purport to address all of the U.S. federal income tax consequences that may be relevant to a particular shareholder in light of such shareholder’s specific circumstances. For example, special rules apply to certain shareholders, such as partnerships, insurance companies, regulated investment companies, real estate investment trusts, dealers or traders in securities, tax exempt organizations, expatriates, persons liable for alternative minimum tax, U.S. accrual method taxpayers subject to special tax accounting rules as a result of any item of gross income with respect to AGL’s shares being taken into account in an applicable financial statement as described in 451(b) of the Code, persons that do not hold their securities in the U.S. dollar, persons who are considered with respect to AGL or any of its non-U.S. subsidiaries as “United States shareholders” for purposes of the CFC rules of the Code (generally, a U.S. Person, as defined below, who owns or is deemed to own 10% or more of the total combined voting power or value of all classes of AGL shares or the shares of any of AGL’s non-U.S. subsidiaries (i.e., 10% U.S. Shareholders)), or persons who hold the common shares as part of a hedging or conversion transaction or as part of a short-sale or straddle or other integrated transaction. Any such shareholder should consult their tax adviser.

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

AGL’s authorized share capital of $5,000,000 is divided into 500,000,000 shares, par value U.S. $0.01 per share, of which 55,422,098 common shares were issued and outstanding as of February 26, 2024. Except as described below, AGL’s common shares have no preemptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL’s common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL's assets, if any remain after the payment of all AGL’s debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder. See “Acquisition of Common Shares by AGL” below.

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
•Losses on obligations insured by the Company significantly in excess of those expected by the Company or recoveries significantly below those expected by the Company.
•Downgrades to the U.S. government’s sovereign credit ratings, or to the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities.
•Changes in attitudes toward debt repayment negatively impacting the Company’s insurance portfolio.
•Narrow credit spreads adversely affecting demand for financial guaranty insurance.
•Global climate change adversely affecting the Company’s insurance portfolio and investments.
•Credit losses and interest rate changes adversely affecting the Company’s investments.
•Expansion of the categories and types of the Company’s investments (including those accounted for as CIVs), including allocations of investments to Sound Point and the exclusivity arrangement with Sound Point may expose it to increased credit, interest rate, liquidity and other risks.

Risks Related to Estimates, Assumptions and Valuations
•Estimates of expected insurance losses to be paid (recovered), including losses with respect to related legal proceedings, are subject to uncertainties and actual amounts may be different, causing the Company to reserve either too little or too much for future losses.
•The valuation of many of the Company’s assets and liabilities includes methodologies, estimates and assumptions that are subject to differing interpretations and could result in changes to valuations of the Company’s assets and liabilities that may materially adversely affect the Company’s financial condition, results of operations, capital, business prospects and share price.

Strategic Risks
•Competition in the Company’s industries.
•Strategic transactions not resulting in the benefits anticipated.
•The Company’s investments in Sound Point are subject to the risks faced by asset managers generally and the risks of Sound Point’s investment business more specifically.
•Minority ownership interests and inability to control the business, management or policies of such interests.
•Alternative investments not resulting in the benefits anticipated.
•A downgrade of the financial strength or financial enhancement ratings of any of the Company’s insurance or reinsurance subsidiaries.

Operational Risks
•Fluctuations in foreign exchange rates.
•Some of the Company’s non-U.S. operations expose it to less predictable political, credit and legal risks.
•The loss of the Company’s key executives or its inability to retain other key personnel.
•A cyberattack, security breach or failure in the Company’s or a vendor's information technology system, or a data privacy breach of the Company’s or a vendor’s information technology system.
•Errors in, overreliance on, or misuse of, models.
•Significant claim payments may reduce the Company’s liquidity.
•A sudden need to raise additional capital as a result of insurance losses or as a result of changes in regulatory or rating agency capital requirements applicable to its insurance companies, at a time when additional capital may not be available or may be available only on unfavorable terms.
•Large insurance losses substantially increasing the Company’s insurance subsidiaries’ leverage ratios, and preventing them from writing new insurance.
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
•AGL may, and AG Re and AGRO will, become subject to taxes in Bermuda, which may adversely affect the Company’s future results of operations and an investment in the Company.
•U.S. Persons holding AGL’s shares may be subject to taxation under the U.S. CFC rules.
•U.S. Persons holding AGL’s shares may be subject to additional U.S. income taxation on their proportionate share of the Company's RPII.
•U.S. tax-exempt shareholders may be subject to unrelated business taxable income rules.
•U.S. Persons holding AGL’s shares may be subject to adverse tax consequences if AGL is considered to be a PFIC for U.S. federal income tax purposes.
•Changes in U.S. federal income tax law adversely affecting the Company and an investment in AGL’s common shares.
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

Risks Related to GAAP, Applicable Law and Litigation
•An inability to obtain accurate and timely financial information from Sound Point and other alternative investment managers, including AHP, may impair the Company’s ability to comply with reporting obligations.
•Changes in the fair value of the Company’s insured credit derivatives portfolio, certain of its investments, its committed capital securities (CCS), its FG VIEs, its CIVs, and/or the Company’s decision to consolidate or deconsolidate one or more FG VIEs and/or CIVs during a financial reporting period, subjecting its financial condition and results of operations to volatility.
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

    In recent years, the global financial markets and economy generally have been impacted by changes in inflation and interest rates, and political events such as trade confrontations between the U.S. and China. The global economic and political systems also have been impacted by events in the Middle East and Eastern Europe (including events in the Ukraine), as well as Southeast Asia and South America, and could be impacted by other events in the future, including natural and man-made events and disasters.

    These and other risks could materially and negatively affect the Company’s ability to access the capital markets, the cost of the Company’s debt, the demand for its credit enhancement products, the amount of losses incurred on transactions it guarantees, the value and performance of its investments (including those that are accounted for as CIVs), the Company’s earnings from its investment in Sound Point, the capital and liquidity position and financial strength and enhancement ratings of its insurance subsidiaries, and the price of its common shares.

Some of the state and local governments and entities that issue obligations the Company insures are experiencing significant budget deficits and pension funding and revenue shortfalls that could result in increased credit losses or liquidity claims and increased rating agency capital charges on those insured obligations.

    Some of the state, territorial, and local governments that issue the obligations the Company insures are experiencing significant budget deficits and pension funding and revenue collection shortfalls. Certain territorial or local governments, including ones that have issued obligations insured by the Company, have sought protection from creditors under Chapter 9 of the U.S. Bankruptcy Code, or, in the case of Puerto Rico, the similar provisions of the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), as a means of restructuring their outstanding debt. In some instances where local governments were seeking to restructure their outstanding debt, pension and other obligations owed to workers were treated more favorably than senior bond debt owed to the capital markets. If the issuers of the obligations in the Company’s public finance portfolio do not have sufficient funds to cover their expenses and are unable or unwilling to raise taxes, decrease spending or receive federal assistance, the Company may experience increased levels of losses or liquidity claims on its insured public finance obligations.

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

The Company is exposed to the risk that issuers of obligations that it insures or other counterparties may default on their financial obligations, whether as a result of insolvency, lack of liquidity, operational failure (whether related to cybersecurity incidents, fraud, mismanagement or otherwise) or other reasons, and the amount of insurance exposure the Company has to some risks is quite large. The Company seeks to reduce this risk by managing exposure to large single risks, as well as concentrations of correlated risks, through tracking its aggregate exposure to single risks in its various lines of insurance business and establishing underwriting criteria to manage risk aggregations. Should the Company's risk assessments prove inaccurate and should the applicable limits prove inadequate, the Company could be exposed to larger than anticipated losses, and could be required by the rating agencies to hold additional capital against insured exposures whether or not downgraded by the rating agencies. The Company’s ultimate exposure to a single risk may exceed its underwriting guidelines (caused by, for example, acquisitions, reassumptions, accretion or amortization of the portfolio faster than the single risk).

The Company is exposed to correlation risk across its insured exposures and in its investment portfolio. During periods of strong macroeconomic performance, stress in an individual transaction generally occurs for idiosyncratic reasons or as a result of issues in a single sector. During a broad economic downturn or in the face of a significant natural or man-made event or disaster (such as the COVID-19 pandemic or events in Ukraine and the Middle East), a wider range of the Company’s insurance and investments could be exposed to stress at the same time. This stress may manifest itself in any or all of the following: ratings downgrades of insured risks, which may require more capital in the Company’s insurance subsidiaries; a reduction in the value of the Company’s investments; and actual defaults and losses in its insurance portfolio, investments and / or CIVs.

Losses on obligations insured by the Company significantly in excess of those expected by the Company or recoveries significantly below those expected by the Company could have a negative effect on the Company’s financial condition, results of operations, capital, business prospects and share price.

    Losses on insured exposures significantly in excess of those expected by the Company could have a negative effect on the Company’s financial condition, results of operations, capital, business prospects and share price. Certain issuers have defaulted on their debt service payments, and the Company has paid claims on them. The total net expected loss the Company calculates related to such exposures is net of credit for estimated recoveries on claims already paid, and recoveries significantly below those expected by the Company could also have a negative effect on the Company’s financial condition, results of operations, capital, liquidity, business prospects and share prices. Additional information about the Company’s exposure and legal actions related to that exposure may be found in, Part II, Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure.

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

The likelihood of debt repayment is impacted by both the ability and the willingness of the obligor to repay their debt. Debtors generally understand that debt repayment is not only a legal obligation but is also appropriate, and that a failure to repay their debt will impede their access to debt in the future. To the extent societal attitudes toward the repayment of debt by struggling obligors softens and such obligors believe there to be less of a penalty for nonpayment due to legal rulings or debt relief programs that may absolve them of the repayment obligation or otherwise, some struggling debtors may be more likely to default and, if they default, less likely to agree to repayment plans they view as burdensome. If the issuers of the obligations in the Company’s public finance insurance portfolio become unwilling to raise taxes, decrease spending or receive federal assistance in order to repay their debt, the Company may experience increased levels of losses on its public finance obligations, which could adversely affect its financial condition, results of operations, capital, liquidity, business prospects and share price.

Narrow credit spreads could adversely affect demand for financial guaranty insurance.

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

Credit losses and changes in interest rates could adversely affect the Company’s investments.

    The Company’s results of operations are affected by the performance of its investments, which primarily consist of fixed-maturity securities and short-term investments. As of December 31, 2023, fixed-maturity securities and short-term investments held by the Company had a fair value of approximately $8.3 billion. Credit losses on the Company’s investments adversely affect the Company’s financial condition and results of operations by reducing net income and shareholders’ equity. Alternative investments, including the Company’s equity method investment in Sound Point, Loss Mitigation Securities and CVIs may be more susceptible to credit losses than most of the rest of the Company’s fixed-maturity portfolio.

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

Expansion of the categories and types of the Company’s investments (including those accounted for as CIVs), including allocations of investments to Sound Point and the exclusivity arrangement with Sound Point, may expose it to increased credit, interest rate, liquidity and other risks.

The Company is using Sound Point’s investment knowledge and experience to expand the categories and types of its alternative investments (including those accounted for as CIVs) by: (a) allocating $1 billion of capital in Sound Point managed funds, other vehicles and separately managed accounts; (b) redeploying return of capital, gains and dividends from Sound Point managed funds, other vehicles and separately managed accounts in future Sound Point managed funds, other vehicles and separately managed accounts; and (c) having Sound Point serve as the U.S. Insurance Subsidiaries’ sole alternative credit manager. This expansion of categories and types of investments, allocations to Sound Point and exclusivity arrangement with Sound Point may increase the credit, interest rate and liquidity risk in the Company’s investments (including those accounted for as CIVs). In addition, the fair value of most of these assets are reported in results of operations and may be more volatile than other investments made by the Company. This expansion also has resulted in the Company investing a portion of its portfolio in assets that are less liquid than some of its other investments, and so may increase the risks described below under “— Operational Risks — The ability of AGL and its subsidiaries to meet their liquidity needs may be limited”. Expanding the categories and types of Company investments (including those accounted for as CIVs), allocations to Sound Point and exclusivity arrangement with Sound Point may also expose the Company to other types of risks, including reputational risks.

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

The Company does not use traditional actuarial approaches to determine its estimates of expected losses to be paid (recovered). The determination of expected loss to be paid (recovered) is an inherently subjective process involving numerous estimates, probability weightings, assumptions and judgments by management, using both internal and external data sources with regard to frequency, severity of loss, economic projections, future interest rates, the perceived strength of legal protections, the perceived strength of the Company’s position in any ongoing legal proceedings, governmental actions, negotiations, delinquency and prepayment rates (with respect to RMBS), timing of cash flows and other factors that affect credit performance. Actual losses will ultimately depend on future events, legal rulings, and/or transaction performance and may be influenced by many interrelated factors that are difficult to predict. As a result, the Company’s current estimates of losses to be paid (recovered), including losses with respect to related legal proceedings, may be subject to considerable volatility and may not reflect the Company’s future ultimate losses paid (recovered).

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

See Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Expected Loss to be Paid (Recovered) and Note 18, Commitments and Contingencies, for additional information.

The valuation of many of the Company’s assets and liabilities includes methodologies, estimates and assumptions that are subject to differing interpretations and could result in changes to valuations of the Company’s assets and liabilities that may materially adversely affect the Company’s financial condition, results of operations, capital, business prospects and share price.

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

During periods of market disruption, including periods of rapidly changing credit spreads or illiquidity, it may be difficult to value certain of the Company’s assets and liabilities, particularly if trading becomes less frequent or market data becomes less observable. An increase in the amount of the Company’s alternative investments in its investment portfolio and/or CIVs may increase the amount of the Company’s assets subject to this risk. During such periods, more assets and liabilities may fall to the Level 3 valuation level, which describes model derived valuations in which one or more significant inputs or significant value drivers are unobservable, thereby resulting in values that may not be indicative of net realizable value or reflective of future fair values. Rapidly changing credit and equity market conditions could materially impact the valuation of assets and liabilities as reported within the financial statements, and period-to-period changes in value could vary significantly.

Strategic Risks

Competition in the Company’s industries may adversely affect its results of operations, business prospects and share price.

    As described in greater detail under Item 1. Business — Insurance — Competition, the Company can face competition in its insurance business, either in the form of current or new providers of credit enhancement, such as nonpayment insurance, letters of credit or credit derivatives, or in terms of alternative structures, including uninsured offerings, or pricing competition. Increased competition could have an adverse effect on the Company’s insurance business.

The Company’s Asset Management segment now consists of its ownership interest in Sound Point, which operates in highly competitive markets. Sound Point competes with many other firms in every aspect of the asset management industry, including raising funds, seeking investments, and hiring and retaining professionals. Sound Point’s ability to increase and retain AUM is directly related to the performance of the assets it manages as measured against market averages and the performance of its competitors. Some of Sound Point’s competitors may have a lower cost of funds and access to funding and other resources that are not available to Sound Point. In addition, some of Sound Point’s competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than Sound Point does. Furthermore, Sound Point may lose investment opportunities if it does not match its competitors’ pricing, terms and structure. The loss of such investment opportunities may limit Sound Point’s ability to grow or cause it to have to shrink the size of its AUM, which could decrease its earnings. If Sound Point matches its competitors’ pricing, terms and structure, it may experience decreased earnings and increased risk of investment losses. If Sound Point is unable to successfully compete, it may result in decreased earnings for Sound Point and increased risk of investment losses in Sound Point funds, which could materially adversely impact the Company’s interest in Sound Point and/or its investment in Sound Point funds and, ultimately, the Company’s financial condition, results of operations, capital, business prospects and share price.

Strategic transactions may not result in the benefits anticipated.

    From time to time the Company evaluates strategic opportunities and conducts diligence activities with respect to transactions with other financial services companies including transactions involving legacy financial guaranty companies and financial guaranty portfolios, asset managers and other companies, and has executed a number of such transactions in the past. Such strategic transactions related to entities or portfolios may involve some or all of the various risks commonly associated with such strategic transactions, including, among other things: (a) failure to adequately identify and value potential exposures and liabilities associated with a new entity or portfolio; (b) difficulty in estimating the value of a new entity or portfolio; (c) potential diversion of management’s time and attention; (d) exposure to asset quality issues of a new entity or portfolio; (e) difficulty and expense of integrating the operations, systems and personnel of a new entity; (f) difficulty integrating the culture of a new entity; (g) failure to identify legal risks associated with the strategic transaction with an entity or portfolio, and (h) in the case of acquisitions of a financial guaranty company or portfolio, concentration of insurance exposures, including insurance exposures which may exceed single risk limits, aggregate risk limits, BIG limits and/or non-U.S. dollar exposure limits, due to the addition of the target insurance portfolio. Such strategic transactions related to entities or portfolios may also have unintended consequences on ratings assigned by the rating agencies to the Company or its insurance subsidiaries or on the applicability of laws and regulations to the Company’s existing businesses. These or other factors may cause any past or future strategic transactions relating to financial services entities or portfolios not to result in the benefits to the Company that the Company anticipated when the transaction was agreed. Past or future transactions may also subject the Company to non-monetary consequences that may or may not have been anticipated or fully mitigated at the time of the transaction.

Additionally, if the Company enters into discussions regarding a strategic transaction and a transaction is not consummated, especially if such discussions become known, related portions of the Company’s business may be negatively impacted.

The Company’s investments in Sound Point are subject to the risks of Sound Point’s business that may adversely affect the Company’s financial condition, results of operations, capital, business prospects and share price.

    Prior to July 1, 2023, the Company’s asset management business segment and the establishment of AssuredIM exposed the Company’s financial condition, results of operations, business prospects and share price to some of the risks faced by asset managers generally and the risk of AssuredIM’s investment business more specifically. From July 1, 2023, the Company participates in the asset management business segment through its ownership interest in Sound Point, which is subject to the risks of Sound Point’s business. See Item 1. Business — Asset Management. The Company had a carrying value for its investment in Sound Point as of December 31, 2023 of $429 million. External factors, such as changes in inflation, interest rates, credit markets or segments thereof, geopolitical risk, developments in the global financial markets, general macroeconomic factors, and industry conditions, as well as the financial performance of Sound Point relative to the Company’s expectations at the time of the Sound Point Transaction, could result in an impairment, which could adversely affect the Company’s financial condition, results of operations and share price.

Asset management services are primarily a fee-based business, and Sound Point’s asset management and performance fees are based on the amount of its AUM as well as the performance of those assets. Sound Point’s business operates in highly competitive markets with many other firms in every aspect of the asset management industry. See “– Competition in the Company’s industries may adversely affect its results of operations, business prospects and share price.” Industry competition, volatility or declines in the markets in which Sound Point invests as an asset manager, or poor performance of its investments, may negatively affect its AUM and its asset management and performance fees, and may deter future investment by third parties in Sound Point’s asset management products.

Sound Point is dependent on certain key personnel, including Sound Point’s Managing Partner and Chief Investment Officer, and its future success depends on their continued service. The departure of any of Sound Point’s key personnel for any reason could have a material adverse effect on Sound Point’s business, financial condition or results of operations and, consequently, the Company’s ownership interest in Sound Point and/or its investments in Sound Point funds, other vehicles and separately managed accounts.

The asset management business is also subject to legal, regulatory, compliance, accounting, valuation and political risks that differ from those involved in the Company’s insurance business. Sound Point operates in a highly regulated industry and, as a registered investment adviser, is subject to the provisions of the Investment Advisers Act of 1940, as amended. Sound Point is, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general.

Because the Company does not control the business, management or policies of Sound Point, it relies upon Sound Point to make appropriate decisions and operate in a sound manner consistent with applicable rules and regulations. In turn, Sound Point may rely on third party service providers such as custodians and fund administrators whom they do not control to comply with applicable rules and regulations. Failure of Sound Point or its service providers to comply with applicable rules and regulations or any resulting enforcement action could have a material adverse effect on the value of the Company’s ownership interest in Sound Point and/or its investments in Sound Point funds.

There can be no assurance that Sound Point will not become subject to possible enforcement actions. Sound Point and its principals and employees could also be named as defendants in, or otherwise become involved in, a regulatory action or litigation. Any such regulatory action or litigation could be disruptive, time-consuming, expensive and lead to negative financial and reputational consequences that have a material adverse effect on Sound Point’s business, financial condition or results of operations and, consequently, the value of the Company’s ownership interest in Sound Point and/or its investments in Sound Point funds, other vehicles and separately managed accounts.

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

Alternative investments may not result in the benefits anticipated.

    The Company has invested in alternative investments, and may over time increase the proportion of the Company’s assets invested in alternative investments. Alternative investments may be riskier than other investments the Company makes, and may not result in the benefits anticipated at the time of the investment. In addition, although the Company uses what it believes to be excess capital to make alternative investments, whether directly or through CIVs, measures of required capital can fluctuate and such assets may not be given much, or any, value under the various rating agency, regulatory and internal capital models to which the Company is or may be subject. Also, alternative investments are generally less liquid than most of the Company’s other investments and so may be difficult to convert to cash or investments that do receive more favorable treatment under the capital models to which the Company is subject. See “— Operational Risks — The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.”

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

In addition, a downgrade may have a negative impact on the Company’s insurance subsidiaries in respect of transactions that they have insured or that they have assumed through reinsurance. For example, some of the Company’s insurance subsidiaries (Assuming Subsidiaries) assumed financial guaranty insurance from legacy financial guarantors. The agreements under which such Assuming Subsidiaries assumed such business are generally subject to termination at the option of the ceding company (i) if the Assuming Subsidiary fails to meet certain financial and regulatory criteria; (ii) if the Assuming Subsidiary fails to maintain a specified minimum financial strength rating; or (iii) upon certain changes of control of the Assuming Subsidiary. Upon termination due to one of the above events, the Assuming Subsidiary typically would be required to return to the ceding company unearned premiums (net of ceding commissions) and loss reserves, calculated on a U.S. statutory basis, attributable to the assumed business (plus in certain cases, an additional required amount), after which the Assuming Subsidiary would be released from liability with respect to such business. As of December 31, 2023, if each legacy financial guarantor ceding business to an Assuming Subsidiary had a right to recapture such business, and chose to exercise such right, the aggregate amounts those subsidiaries could be required to pay to all such ceding companies would be approximately $263 million. In addition, beneficiaries of financial guaranties issued by the Company’s insurance subsidiaries may have the right to cancel the credit protection provided by them, which would result in the loss of future premium earnings and the reversal of any fair value gains recorded by the Company.

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

    The Company’s success substantially depends upon its ability to attract, motivate and retain qualified employees and upon the ability of its senior management and other key employees to implement its business strategy. The Company believes there are only a limited number of available qualified executives in the insurance business lines in which the Company competes. The Company relies substantially upon the services of Dominic J. Frederico, President and Chief Executive Officer, and other executives.

The market to build, retain and replace talent has become even more highly competitive. Although the Company has designed its executive compensation with the goal of retaining and creating incentives for its executive officers and other key employees, the Company may not be successful in retaining their services. The loss of the services of any of these individuals or other key members of the Company’s management team could adversely affect the implementation of its business strategy.

The Company is dependent on its information technology and that of certain third parties, and a cyberattack, security breach or failure in the Company’s or a third party provider’s information technology system, or a data privacy breach of the Company’s or a vendor’s information technology system, could adversely affect the Company’s business.

The Company relies upon information technology and systems, including technology and systems provided by or interfacing with those of third parties, to conduct its businesses and interact with market participants and vendors. A cybersecurity threat or breach of the Company’s systems or the systems of its third party providers in the future could have a material adverse affect on the Company, including its business strategy, results of operations or financial condition. A breach of these systems could, for example, result in lost business, reputational harm, the disclosure or misuse of confidential or proprietary information, incorrect reporting, legal costs and regulatory penalties, including under applicable data protections laws and regulations. Information technology security threats and events are increasing in frequency and sophistication. The rapid evolution and increased adoption of artificial intelligence and machine learning technologies may intensify our cybersecurity risks. To the extent artificial intelligence and/or machine learning capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks. Vulnerabilities may be introduced from the use of artificial intelligence and/or machine learning by us, our counterparties, vendors and other business partners and third party providers. Like many companies, the Company’s data systems and those of third parties on which it relies have been, and the Company expects will continue to be, vulnerable to and the target of, security and data privacy breaches due to cyberattacks, viruses, malware, ransomware, other malicious codes, hackers, unauthorized access, or other computer-related penetrations, and other external hazards, as well as inadvertent errors, equipment and system failures, and employee misconduct. Over time, the frequency and sophistication of such threats continue to increase and often become further heightened in connection with geopolitical tensions. Like other global companies, the Company has an increasing challenge of attracting and retaining highly qualified personnel to assist in combating these security threats.

The Company’s business operations rely on the continuous availability of its computer systems as well as those of certain third parties. In addition to disruptions caused by cyberattacks or data privacy breaches, such systems may be adversely affected by natural and man-made catastrophes. The Company’s failure to maintain business continuity in the wake of such events, particularly if there were an interruption for an extended period, could prevent the timely completion of critical processes across its operations, including, for example, financial reporting, claims processing, regulatory filings, treasury and investment operations and payroll. These failures could result in additional costs, loss of business, fines and litigation.

The Company operates in a hybrid work-from-home and work-from-office paradigm. Working from home at least part of the time has made the Company more dependent on internet and communications access and capabilities and has heightened the risk of cybersecurity attacks to its operations.

The Company receives and stores confidential information, including personally identifiable information, in connection with certain loss mitigation and due diligence activities related to its businesses, along with information regarding employees and directors and counterparties, among others. The Company and its subsidiaries are subject to numerous data privacy and protection laws and regulations in a number of jurisdictions, particularly with regard to personally identifiable information. The Company’s failure to comply with these requirements, even absent a security breach, could result in penalties, reputational harm or difficulty in obtaining desired consents from regulatory authorities.

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

    Claim payments and payments made in connection with related legal proceedings reduce the Company’s invested assets and result in reduced liquidity and net investment income, even if the Company is reimbursed in full over time and does not experience ultimate loss on the claim. In the years after the financial crisis that began in 2008, many of the larger claims paid by the Company were with respect to insured U.S. RMBS securities and, beginning in 2016, certain insured Puerto Rico exposures. If the amount of future claim payments is significantly more than that projected by the Company, the Company’s ability to make other claim payments and its financial condition, financial strength ratings and business prospects and share price could be adversely affected.

The Company may face a sudden need to raise additional capital as a result of insurance losses substantially in excess of the stress scenarios for which it plans, or as a result of changes in regulatory or rating agency capital requirements applicable to its insurance companies, which additional capital may not be available or may be available only on unfavorable terms.

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

Large insurance losses could increase substantially the Company’s insurance subsidiaries’ leverage ratios, which may prevent them from writing new insurance.

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

    Each of AGL, AGUS and AGMH is a holding company and, as such, has no direct operations of its own. None of the holding companies expect to have any significant operations or assets other than its ownership of the stock of its subsidiaries and its equity method investment in Sound Point. The Company expects that dividends and other payments from the insurance companies will be the primary source of funds for AGL, AGUS and AGMH to meet ongoing cash requirements, including operating expenses, intercompany loan payments, any future debt service payments and other expenses, to pay dividends to their respective shareholders, to fund any acquisitions, and, in the case of AGL, to repurchase its common shares. The insurance subsidiaries’ ability to pay dividends and make other payments depends, among other things, upon their financial condition, results of operations, cash requirements and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Additionally, in recent years AGM, AGC and AGUK have sought and been granted permission from their insurance regulators to make discretionary payments to their corporate parents in excess of the amounts permitted by right under the insurance laws and related regulations. There can be no assurance that such regulators will permit discretionary payments in the future. Accordingly, if the insurance subsidiaries are unable to pay sufficient dividends and other permitted payments at the times or in the amounts that are required, that would have an adverse effect on the ability of AGL, AGUS and AGMH to satisfy their ongoing cash requirements and on their ability to pay dividends to shareholders or repurchase common shares or fund other activities, including acquisitions.

The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.

    Each of AGL, AGUS and AGMH requires liquidity, either in the form of cash or in the ability to easily sell investments for cash, in order to meet its payment obligations, including, without limitation, its operating expenses, interest and principal payments on debt and dividends on common shares, and to make capital investments in operating subsidiaries. Such cash is also used by AGL to repurchase its common shares. The Company’s operating subsidiaries require substantial liquidity to meet their respective payment and/or collateral posting obligations, including under financial guaranty insurance policies or reinsurance agreements. They also require liquidity to pay operating expenses, reinsurance premiums, dividends to AGUS or AGMH for debt service and dividends to AGL, fund investments and commitments to alternative investments, as well as, where appropriate, to make capital investments in their own subsidiaries. In addition, the Company may require substantial liquidity to fund any future acquisitions. The Company cannot give any assurance that the liquidity of AGL and its subsidiaries will not be adversely affected by adverse market conditions, changes in insurance regulatory law, insurance claim payments and related litigation substantially in excess of those projected by the Company in its stress scenarios, or changes in general economic conditions.

AGL anticipates that its liquidity needs will be met by the ability of its operating subsidiaries to pay dividends or to make other payments; from earnings from its investment in Sound Point; external financings; investment income from its invested assets; and current cash and short-term investments. The Company expects that its subsidiaries’ need for liquidity will be met by the operating cash flows of such subsidiaries; external financings; investment income from their invested assets; and proceeds derived from the sale of their investments, significant portions of which are in the form of cash or short-term investments. The value of the Company’s investments may be adversely affected by changes in interest rates, credit risk and capital market conditions that therefore may adversely affect the Company’s potential ability to sell investments quickly and the price which the Company might receive for those investments. Part of the Company’s investment strategy is to invest more of its excess capital in alternative investments, which may be particularly difficult to sell at adequate prices, or at all.

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

AGL may, and AG Re and AGRO will, become subject to taxes in Bermuda, which may adversely affect the Company’s future results of operations and an investment in the Company.

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

Notwithstanding the above, on December 27, 2023 the Bermuda government enacted a corporate income tax which will apply for accounting periods starting on or after January 1, 2025. Importantly, under the Corporate Income Tax Act 2023 of Bermuda, any liability to the tax will apply regardless of any assurances previously provided under the Exempted Undertakings Tax Protection Act 1966 of Bermuda. Broadly, the Bermuda corporate income tax is intended to be treated as a covered tax for the purposes of Pillar Two (see below) and therefore no double taxation is expected to arise from these rules and the top-up taxes under Pillar Two in other jurisdictions. AGRe and AGRO will be subject to this tax beginning in 2025.

Further, the Corporate Income Tax Act 2023 of Bermuda incorporates a number of measures which allow Bermuda resident companies to recognize deferred tax assets in respect of certain ETAs which may be utilized in the calculation of our effective tax rate for the purposes of top-up taxes in other jurisdictions.

The Company believes that the corporate income tax imposed by the Corporate Income Tax Act 2023 of Bermuda would not be applicable to AGL because AGL is a UK tax resident. However, the treatment of the Bermuda corporate income tax as a covered tax is subject to interpretation in other jurisdictions and therefore remains uncertain at this time. If the Bermuda corporate income tax is not regarded as a covered tax for the purposes of Pillar Two in other jurisdictions, this may have a material impact on the Company’s future income tax expense. In addition, a change in the Corporate Income Tax Act 2023 or its interpretation, or any change in the regulatory treatment of the corporate income tax or matters related thereto, by Bermuda could adversely affect Assured Guaranty’s financial results.

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

If AGL is considered a PFIC for U.S. federal income tax purposes, a U.S. Person who owns any shares of AGL will be subject to adverse tax consequences that could materially adversely affect its investment, including subjecting the investor to both a greater tax liability than might otherwise apply and an interest charge or other unfavorable rules (either a mark-to-market or current inclusion regime). The Company believes that AGL was not a PFIC for U.S. federal income tax purposes for taxable years through 2023 and, based on the application of certain PFIC look-through rules and the Company’s plan of operations for the current and future years, should not be a PFIC in the future. See Item 1. Business — Tax Matters — Taxation of Shareholders — United States Taxation — Passive Foreign Investment Companies.

Changes in U.S. federal income tax law may adversely affect the Company and an investment in AGL’s common shares.

The tax treatment of non-U.S. companies and their U.S. and non-U.S. subsidiaries may be the subject of future legislation that could have an adverse impact on the Company and/or its shareholders. For example, U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the U.S. or is a PFIC, or whether U.S. Persons would be required to include in their gross income the “subpart F income” of a CFC or RPII CFC are subject to change, possibly on a retroactive basis. The Company cannot be certain if, when, or in what form any future regulations or pronouncements may be implemented or made, or whether such guidance will have a retroactive effect. See Item 1. Business — Tax Matters — United States Tax Reform.

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

The diverted profits tax (DPT), which is currently levied at 31%, is an anti-avoidance measure, aimed at protecting the U.K. tax base against the diversion of profits away from the U.K., tax charge. In particular, DPT may apply to profits generated by economic activities carried out in the U.K., that are not taxed in the U.K. by reason of arrangements between companies in the same multinational group and involving a low-tax jurisdiction, including co-insurance and reinsurance. In June 2023, the U.K. Government published a consultation on the reform of U.K. law relating to the DPT. The main proposal in relation to DPT is to remove its status as a separate tax and bring it within the main corporation tax framework. It is currently unknown if or when any such reforms will be adopted or come into effect. It is currently unclear whether DPT would constitute a creditable tax for U.S. foreign tax credit purposes. If any member of the Assured Guaranty group is liable for DPT, this could adversely affect the Company’s results of operations.

Assured Guaranty’s financial results may be affected by measures taken in response to the OECD BEPS project.

On October 8, 2021, nearly 140 countries agreed to the OECD’s proposed Two Pillar Solution to Address the Tax Challenges Arising from the Digitalization of the Economy.

Pillar One revisits tax allocations between jurisdictions to reflect an increasingly digitalized economy. The OECD intends that a portion of certain multinationals’ profits should be taxed in the jurisdiction where revenue is sourced. The current proposals contain an exclusion for regulated financial institutions including insurance (but not captive insurance) and reinsurance companies.

Pillar Two comprises new rules granting jurisdictions additional taxing rights where other relevant jurisdictions have either not taxed relevant profits or those profits have been subject to a rate of tax below 15%. The rules apply to multinational groups with consolidated group revenue of €750 million or more in at least two out of the preceding four fiscal years. Through a series of complex interlocking rules, the intended effect is that low or no taxed profits would be subject to tax at an overall rate of at least 15%.

The OECD published Model Rules for Pillar Two in December 2021. Many jurisdictions have enacted implementing legislation or are in the course of doing so. In particular, the U.K. enacted initial legislation in July 2023 and published further draft legislation in November 2023. In addition, in December 2023 the Bermuda government adopted legislation for a corporate income tax which would share many key concepts with the Model Rules and is intended to constitute a “covered tax” for the purposes of the Model Rules. See Item 1A – Risk Factors, Risks Related to Taxation – AGL may, and AG Re and AGRO will, become subject to taxes in Bermuda, which may adversely affect the Company’s future results of operations and an investment in the Company. In many countries, the rules will apply from January 1, 2024, although some jurisdictions have elected to postpone for one year or more.

The new rules are very complex and are likely to be subject to different applications and interpretations across jurisdictions. Although we cannot predict the approach of each relevant jurisdiction to the rules, their implementation could adversely affect Assured Guaranty’s tax liability.

Risks Related to GAAP, Applicable Law and Litigation

An inability to obtain accurate and timely financial information from Sound Point or other alternative investment managers may impair the Company’s ability to comply with reporting obligations under federal securities law.

The Company will be reliant on Sound Point and other alternative investment managers to provide accurate and timely financial reporting that will allow the Company to timely prepare and file its own financial statements in accordance with generally accepted accounting principles in the United States (GAAP) and in compliance with SEC regulations and New York Stock Exchange listing rules.

As private companies, Sound Point and other alternative investment managers are not subject to the reporting requirements of the Exchange Act and historically have not been required to prepare their financial statements in accordance with GAAP or in compliance with the SEC’s accounting regulations. The Company expects to report certain of its investments in Sound Point, the Sound Point funds, other vehicles and separately managed accounts and other alternative investment funds on a one-quarter lag. While each of Sound Point, other alternative investment managers and their respective related parties have agreed to provide to the Company financial information necessary to complete and file its periodic SEC reports on a timely basis, any failure by Sound Point, other alternative investment managers or their respective related parties to provide the Company with accurate and timely financial information could result in a delay in the Company’s timely reporting of its results of operations or it not filing one or more periodic reports with the SEC on time or inaccuracies in its financial statements.

Changes in the fair value of the Company’s insured credit derivatives portfolio, its CCS, and its FG VIEs, the Company’s alternative investments, including those accounted for as CIVs, and/or the Company’s decision to consolidate or deconsolidate one or more FG VIEs and/or CIVs during a financial reporting period, may subject its results of operations to volatility.

The Company is required to mark-to-market certain derivatives that it insures, including CDS that are considered derivatives under GAAP as well as its CCS. Although there is no cash flow effect from this “marking-to-market,” net changes in the fair value of these derivatives are reported in the Company’s consolidated statements of operations and therefore affect its results of operations. If a credit derivative is held to maturity and no credit loss is incurred, any unrealized gains or losses previously reported would be reversed as the transaction reaches maturity. The Company also expects fluctuations in the fair value of its put option under its CCS to reverse over time. For discussion of the Company’s fair value methodology for credit derivatives, see, Part II, Item 8, Financial Statements and Supplementary Data, Note 9, Fair Value Measurement.

The Company is required to consolidate certain VIEs, which generally consist of (1) entities to which it has provided financial guaranties and (2) funds and vehicles in which it invests, such as those managed by Sound Point (and, prior to July 1, 2023, AssuredIM), if it concludes that it is the primary beneficiary of that VIE. Substantially all of the assets and liabilities of the consolidated FG VIEs and CIVs are reported at fair value. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs and, if circumstances change, may consolidate a VIE that was not previously consolidated or deconsolidate a VIE that had previously been consolidated, and such consolidation or deconsolidation would impact its financial condition and results of operations in the period in which such action is taken. See, Part II, Item 8, Financial Statements and Supplementary Data, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

The required treatment under GAAP of the Company’s insured credit derivatives portfolio, its CCS and its VIEs causes its financial condition and results of operations as reported under GAAP to be more volatile than would be suggested by the actual performance of its business operations. Due to the complexity of fair value methodologies and the application of GAAP requirements, future amendments or interpretations of relevant accounting standards may cause the Company to modify its accounting methodology in a manner which may have an adverse impact on its financial results.

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

The Company’s businesses are subject to detailed insurance, asset management and other financial services laws and government regulation in the jurisdictions in which it operates across the globe. In addition to the insurance, asset management and other regulations and laws specific to the industries in which it operates or invests, regulatory agencies in jurisdictions in which the Company operates across the globe have broad administrative power over many aspects of the Company’s business, which may include ethical issues, money laundering, privacy, recordkeeping and marketing and sales practices. Future legislative, regulatory, judicial or other legal changes in the jurisdictions in which the Company does business may adversely affect the Company’s financial condition, results of operations, capital, liquidity, business prospects and share price by, among other things, limiting the types of risks it may insure, lowering applicable single or aggregate risk limits related to its insurance business, increasing required reserves or capital for its insurance subsidiaries, providing insured obligors with additional avenues for avoiding or restructuring the repayment of their insured liabilities, increasing the level of supervision or regulation to which the Company’s operations may be subject, imposing restrictions that make the Company’s products less attractive to potential buyers and investors, lowering the profitability of the Company’s business activities, requiring the Company to change certain of its business practices and exposing it to additional costs (including increased compliance costs).

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

Legislation, regulation or litigation arising out of the struggles of distressed obligors may adversely impact the Company’s legal rights as creditor as well as its investments.

Borrower distress or default, whether or not the relevant obligation is insured by one of the Company’s insurance subsidiaries, may result in legislation, regulation or litigation that may impact the Company’s legal rights as creditor or its investments. For example, the default by the Commonwealth of Puerto Rico on much of its debt has resulted in both legislation (including the enactment of PROMESA) and litigation that is continuing to impact the Company’s rights as creditor, most directly in Puerto Rico but also elsewhere in the U.S. municipal market.

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

AGL is dependent on dividends from its subsidiaries, including dividends from its insurance subsidiaries, for resources to pay holders of its common shares, fund share repurchases and pursue other activities. The ordinary dividends that AGL’s insurance subsidiaries may pay without regulatory approval are subject to legal and regulatory limitations. See “– Regulatory – State Dividend Limitations,” “– Non-U.S. Regulation – Bermuda – Restrictions on Dividends and Distributions,” “– Non-U.S. Regulation – United Kingdom Insurance and Financial Services Regulation – Restrictions on Dividend Payments” and “– Non-U.S. Regulation – France – Restrictions on Dividend Payments.” As a result, absent relief from the relevant regulator(s), the Company’s insurance subsidiaries may be required to retain capital in the insurance companies that is substantially in excess of what the Company believes is necessary to support its insurance businesses, reducing the Company’s ability to productively use or return to shareholders such excess capital. In addition, if, pursuant to insurance laws and regulations, AGL’s insurance subsidiaries are not permitted to pay ordinary dividends or make other permitted payments to AGL at the times or in sufficient amounts AGL requires to fund its activities, and if AGL’s other operating subsidiaries were unable to provide such funds, AGL’s ability to pay dividends to shareholders or fund share repurchases or pursue other activities could be adversely affected. See “— Operational Risks — The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.”

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

As a result of any such reallocation of votes, the voting rights of a holder of AGL common shares might increase above 5% of the aggregate voting power of the outstanding common shares, thereby possibly resulting in such holder becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Exchange Act. In addition, the reallocation of votes could result in such holder becoming subject to the short swing profit recovery and filing requirements under Section 16 of the Exchange Act.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

    None.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

The Company has strategically integrated cybersecurity risk management into its broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes. The Company regularly assesses risks from cybersecurity threats and monitors its computer networks for vulnerabilities. To defend the Company’s computer systems from cyberattacks, the Company uses various security tools that are designed to help the Company protect against, identify, monitor, escalate, investigate, resolve, and recover from security incidents in a timely manner.

The Company maintains an Information Security Policy and Standards that details how material risks from cybersecurity threats are assessed, identified, and managed:

•Risk assessment – a periodic risk assessment is performed by the Chief Information Security Officer using the National Institute of Standards and Technology cybersecurity framework and rates risks by criticality.
•Risk identification – vulnerabilities and risks are identified through functions performed by the Chief Information Security Officer which includes assessments using automated tools, monitoring activities, reviewing threat intelligence, and responding to incidents. Risks are also identified through independent assessments performed by third-party consultants and the internal audit function.
•Risk management – the Chief Technology Officer oversees a process designed to protect against and remediate risks according to their criticality and presents to the Risk Oversight and Audit Committees of the Board of Directors and management at least semi-annually. The Chief Information Security Officer also presents to the Board of Directors and Risk Oversight Committee on cybersecurity and data privacy matters at least annually.

The Company’s Information Security Policy and Standards details a process for responding to cybersecurity events. Awareness and alertness are important components of the Company’s cybersecurity program; each year employees are required to take the cybersecurity training and the Company conducts regular exercises to educate employees about best practices and help them identify and avoid potential threats.

The Company engages third-party consultants to conduct periodic penetration testing designed to identify potential security vulnerabilities. The Company’s internal audit function, which has been outsourced to an international accounting firm, conducts periodic audits of cybersecurity and reports on such matters to the Audit Committee of the Board of Directors.

The Company takes measures designed to mitigate risks associated with third-party vendors that have access to confidential information or provide business critical functions. Through its vendor management program, the Company screens these third-party vendors to assess their data security protocols both prior to initial engagement and periodically thereafter for compliance with the program standards.

The Company has not experienced any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected, or that it believes are reasonably likely to materially affect, the Company, including its business strategy, results of operations, or financial condition.

Governance

The Board of Directors oversees the risk management process, including overall responsibility for overseeing management’s establishment and operation of a cybersecurity program. The Board of Directors delegates certain cybersecurity oversight responsibilities to the Risk Oversight Committee, which oversees enterprise risk, vendor management, and information technology risks, and to the Audit Committee, whose oversight responsibility includes cybersecurity risks, data privacy and risk management related to the Company’s financial systems. The Risk Oversight Committee has specific responsibility for overseeing information technology processes and controls, including for cybersecurity, data privacy, compliance with related policies, and the process to monitor risks to the Company arising from changing technology trends, and coordinates with the Audit Committee, as needed.

The security of the Company’s products, services and corporate network is a key priority both for the growth of the Company’s business and its responsibilities as the leading financial guaranty insurance company. The Company takes a risk-based approach to cybersecurity and has implemented cybersecurity policies throughout its operations.

To that end, the Company has implemented a cybersecurity governance structure. The Board of Directors, some of whose members have broad-based skills in risk and management oversight and/or cybersecurity oversight certifications, oversees the risk management process. The Board of Directors employs an enterprise-wide approach to risk management that supports the Company’s business plans within a reasonable level of risk. In the Company’s view, risk assessment and risk management entail not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for that company. The Board of Directors annually approves the Company’s business plan, factoring in risk management. It also approves the Company’s risk appetite statement, which articulates the Company’s tolerance for risk and describes the general types of risk that the Company accepts or attempts to avoid. The involvement of the Board of Directors in setting the Company’s business strategy is a key part of its assessment of management’s risk tolerance and a determinant of what constitutes an appropriate level of risk for the Company.

While the Board of Directors has the ultimate oversight responsibility for the risk management process, various committees of the Board of Directors also have responsibility for overseeing the Company’s risk assessment and risk management process. The Risk Oversight Committee has specific responsibility for overseeing information technology matters, including assessing and managing cybersecurity and data privacy risks, and coordinates with the Audit Committee, which assesses and manages financial risk exposures, including cybersecurity and data privacy risks, as part of its oversight of the Company’s system of internal control over financial reporting.

As described above in Cybersecurity – Risk Management and Strategy, the Company’s Chief Technology Officer has management responsibility for overseeing a process designed to remediate cybersecurity risks, and reports to the Board of Directors, Risk Oversight Committee, Audit Committee and management at least semi-annually. The Chief Technology Officer reported to the Board of Directors, Risk Oversight Committee and Audit Committee four times in 2023. The Chief Technology Officer has over 25 years of experience in information technology, technology research and security and operations management, with over 15 of those years focused in financial services and insurance. The Chief Technology Officer holds a Master of Science in Information Systems and a Master of Business Administration with a focus in Management and Operations. The Company has appointed a Chief Information Security Officer, who is responsible for leading the assessment and management of cybersecurity risk. In 2023, the Chief Information Security Officer made an annual report on information technology and cybersecurity risks to the Board of Directors and Risk Oversight Committee and made four quarterly reports to the Audit Committee. The Chief Information Security Officer has over 25 years of experience in information security and is a Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM), and Certified Information Systems Auditor (CISA). The Chief Information Security Officer reports to the Board of Directors, its committees, and management on cybersecurity threats on a regular basis.

The Company uses various tools to prevent, detect, and mitigate cybersecurity incidents. The Company has procedures in place to respond to cybersecurity incidents, which include prompt meeting of the Cybersecurity Incident Disclosure Committee, a Company management committee, to assess cybersecurity incidents and determine materiality requiring disclosure on Form 8-K, notification of the Board of Directors of any material cybersecurity incidents, quarterly reporting by the Chief Information Security Officer of material and non-material incidents to the Risk Oversight Committee and management, and to the Audit Committee of such incidents related to the Company’s financial systems.

ITEM 2.    PROPERTIES

Management believes its office space is adequate for its current and anticipated needs. The Company’s office properties include the following:

•Hamilton, Bermuda:

◦approximately 8,700 square feet of office space that serves as the principal executive offices of AGL, AG Re and AGRO. The lease expires in April 2026 and is renewable at the option of the Company.

•New York, U.S.:

◦155,500 square feet of office space that serves as the primary offices of the U.S. Insurance Subsidiaries. Part of the lease expires in February 2032, with an option, subject to certain conditions, to renew for five years at a fair market rent, and part of the lease expires in December 2032. As of March 1, 2024, approximately 24,000 square feet of this office space will be subleased to another tenant; and

◦78,600 square feet of office space that previously served as the primary offices of AssuredIM. The lease expires in April 2024. As of December 31, 2023, this space is subleased to other tenants for a substantial portion of its remaining lease term.

•London, U.K.:

◦approximately 7,000 square feet of office space that serves as the primary office of AGUK. The lease expires in September 2029, with an option, subject to certain conditions, to renew for five years at a fair market rent; and

◦approximately 8,000 square feet of office space that previously served as the primary office of AssuredIM LLC. The lease expires in March 2024. As of December 31, 2023, this space is subleased to another tenant for its remaining term.

•Other: The Company leases other space in San Francisco, California; Asheville, North Carolina; and Paris, France.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

Information About Our Executive Officers

The table below sets forth the names, ages, positions and business experience of the executive officers of AGL.

Name	Age	Position(s)
Dominic J. Frederico	71	President and Chief Executive Officer; Deputy Chairman
Robert A. Bailenson	57	Chief Operating Officer
Benjamin G. Rosenblum	50	Chief Financial Officer
Ling Chow	53	General Counsel and Secretary
Stephen Donnarumma	61	Chief Credit Officer
Jorge A. Gana	53	Chief Risk Officer
Holly Horn	63	Chief Surveillance Officer

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

Robert A. Bailenson has been Chief Operating Officer of AGL since January 1, 2024. Mr. Bailenson has been with Assured Guaranty and its predecessor companies since 1990. Prior to that, Mr Bailenson was Chief Financial Officer of AGL from June 2011 through December 2023. Prior to that, Mr. Bailenson became Chief Accounting Officer of AGC in 2003, of AGL in May 2005, and of AGM in July 2009, and served in such capacities until 2019. He was Chief Financial Officer and Treasurer of AG Re from 1999 until 2003 and was previously the Assistant Controller of Capital Re Corp., the Company’s predecessor.

Benjamin G. Rosenblum has been Chief Financial Officer of AGL since January 1, 2024. Prior to that, Mr. Rosenblum was Chief Actuary of AGL from 2021 through December 2023, and also Chief Actuary of AGM and AGC since 2010. He joined Assured Guaranty in 2004, responsible for the loss reserve function at Assured Guaranty Re Ltd. and Assured Guaranty Re Overseas Ltd., later assuming the same responsibilities at Assured Guaranty UK Limited and at Assured Guaranty (Europe) SA. He became a Senior Managing Director in 2015, and has been in charge of accounting and financial reporting since 2019.

Ling Chow has been General Counsel and Secretary of AGL since January 1, 2018. She is responsible for legal affairs and corporate governance at the Company, including its litigation and other legal strategies relating to distressed credits, and its corporate, compliance, regulatory and disclosure efforts. She is also responsible for the Company’s human capital management function. Ms. Chow began her tenure at the Company in 2002 as a transactional attorney, working on the insurance of structured finance and derivative transactions. She previously served as Deputy General Counsel and Assistant Secretary of AGL from May 2015 and as Assured Guaranty’s U.S. General Counsel from June 2016. Prior to that, Ms. Chow served as Deputy General Counsel of Assured Guaranty’s U.S. subsidiaries in several capacities from 2004. Before joining Assured Guaranty, Ms. Chow was an associate at law firms in New York City, where she was responsible for transactional work associated with public and private mergers and acquisitions, venture capital investments, and private and public securities offerings.

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

Holly L. Horn has been Chief Surveillance Officer of AGL and the Company’s U.S. Insurance Subsidiaries since January 2022. Prior to that, Ms. Horn served as AGM’s and AGC’s Chief Surveillance Officer, Public Finance where she was responsible for ongoing surveillance, monitoring and loss mitigation of municipal risks insured by the Company across all sectors of the municipal market. She joined AGM in 2003 as a director in the health care underwriting group, where she was responsible for analyzing and recommending the insurability of health care credits. She also served as a director in AGM’s health care surveillance group. Ms. Horn began her public finance career at Inova Health System, a nationally ranked integrated health care delivery system, and subsequently served as a senior manager for the national health care strategy practice at Ernst & Young.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AGL’s common shares are listed on the NYSE under the symbol “AGO.” On February 26, 2024, the approximate number of shareholders of record at the close of business on that date was 76.

AGL is a holding company whose principal source of liquidity is dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to AGL and AGL’s ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of AGL’s Board and will be dependent upon the Company’s profits and financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as the Board deems relevant. AGL paid quarterly cash dividends in the amount of $0.28 and $0.25 per common share in 2023 and 2022, respectively. For more information concerning AGL’s dividends, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Item 8, Financial Statements and Supplementary Data, Note 19, Shareholders’ Equity.

Issuer’s Purchases of Equity Securities

In 2023, the Company repurchased a total of 3,215,893 common shares for approximately $199 million at an average price of $61.95 per share.

From time to time, the Board authorizes the repurchase of additional common shares under a program without an expiration date that it initiated on January 18, 2013. Most recently, on November 1, 2023, the Board authorized the repurchase of an additional $300 million of its common shares. As of February 27, 2024, the Company was authorized to purchase $228 million of its common shares. The Company expects future common share repurchases under the current authorization to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases are at the discretion of management and will depend on a variety of factors, including availability of funds at the holding companies, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase authorization may be modified, extended or terminated by the Board at any time. It does not have an expiration date. See Item 8, Financial Statements and Supplementary Data, Note 19, Shareholders’ Equity, for additional information about share repurchases and authorizations.

The following table reflects purchases of AGL common shares made by the Company during the fourth quarter of 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(3)
October 1 - October 31	580,637	$60.76	580,637	$78,066,023
November 1 - November 30	596,694	$65.67	527,839	$343,390,830
December 1 - December 31	551,204	$71.30	551,204	$304,088,043
Total	1,728,535	$65.82	1,659,680
____________________
(1)    The total number of shares purchased also includes shares purchased as a result of employees surrendering shares as payment for withholding taxes upon vesting of share awards.
(2)    After giving effect to repurchases since the Board first authorized the repurchase program on January 18, 2013, through February 27, 2024, the Company has repurchased a total of 145 million common shares for approximately $4.9 billion, excluding commissions, at an average price of $34.03 per share. The repurchase program has no expiration date and the Board has periodically increased the authorization since 2013.
(3)    Excludes commissions.

Performance Graph

Set forth below are a line graph and a table comparing the dollar change in the cumulative total shareholder return on AGL’s common shares from December 31, 2018 through December 31, 2023 as compared to the cumulative total return of the Standard & Poor’s 500 Stock Index, the cumulative total return of the Standard & Poor’s 500 Financials Sector GICS Level 1 Index and the cumulative total return of the Russell Midcap Financial Services Index. The Company added the Russell Midcap Financial Services Index in 2018 because it believes that this index, which includes the Company, provides a useful comparison to other companies in the financial services sector, and excludes companies that are included in the Standard & Poor's 500 Financials Sector GICS Level 1 Index but are many times larger than the Company. The chart and table depict the value on December 31 of each year from 2018 through 2023 of a $100 investment made on December 31, 2018, with all dividends reinvested:

Comparison of Cumulative Total Return
$220
$200
$180
$160
$140
$120
$100
$80
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Assured Guaranty
S&P 500 Index
S&P 500 Financials Sector GICS Level 1 Index
Russell Midcap Financial Services Index

	Assured Guaranty	S&P 500 Index	S&P 500 Financials Sector GICS Level 1 Index	Russell Midcap Financial Services Index
12/31/2018	$100.00	$100.00	$100.00	$100.00
12/31/2019	130.13	131.47	132.09	133.55
12/31/2020	85.97	155.65	129.77	140.15
12/31/2021	139.57	200.29	175.02	190.40
12/31/2022	176.13	163.98	156.52	166.59
12/31/2023	215.80	207.04	175.46	188.41
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

Discussion related to the results of operations for the Company’s comparison of 2022 results to 2021 results have been omitted in this Form 10-K. The Company’s comparison of 2022 results to 2021 results is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In the Insurance segment, the Company provides credit protection products to the U.S. and non-U.S. public finance (including infrastructure) and structured finance markets. Until July 1, 2023, the Company served as investment advisor to CLO and opportunity funds, through AssuredIM LLC and its investment management affiliates (together with AssuredIM LLC, AssuredIM). Beginning July 1, 2023, the Company participates in the asset management business through its ownership interest in Sound Point as described below.

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

Asset Management Transactions

On July 1, 2023, Assured Guaranty contributed to Sound Point, LP the AssuredIM Contributed Business, as contemplated by the Transaction Agreement entered into with Sound Point on April 5, 2023. As a result, Sound Point now manages CLOs consisting of $35.2 billion in AUM as of December 31, 2023, making Sound Point the fifth largest CLO manager globally by AUM (based on December 31, 2023 CreditFlux CLO manager rankings). Assured Guaranty received, subject to certain potential post-closing adjustments, approximately 30% of the common interests in Sound Point, LP, and certain other interests in Sound Point.

In addition, in accordance with the terms of the Letter Agreement, effective July 1, 2023, the U.S. Insurance Subsidiaries, (i) engaged Sound Point as their sole alternative credit manager, and (ii) transitioned to Sound Point the management of certain existing alternative investments and related commitments. The Letter Agreement also provides that, in the first two years of Sound Point’s engagement, the U.S. Insurance Subsidiaries, including through AGAS, would, subject to regulatory approval, make new investments in funds, other vehicles and separately managed accounts managed by Sound Point which, when aggregated with the alternative investments and commitments transitioned from AssuredIM and any reinvestments (collectively, Sound Point Investments), and investments made by other Assured Guaranty affiliates, will total $1 billion. The Letter Agreement contemplates a long-term investment partnership between Sound Point and Assured Guaranty, whereby the U.S. Insurance Subsidiaries have agreed to reinvest all returns of capital from Sound Point Investments for a period of 15 years, until July 1, 2038. Similarly, the Letter Agreement provides for reinvestment by the U.S. Insurance Subsidiaries of all gains and dividends from Sound Point Investments in the first two years of Sound Point’s engagement, and reinvestment of half of all such gains and dividends thereafter until July 1, 2033 (the transactions contemplated under the Transaction Agreement and the Letter Agreement, the Sound Point Transaction). On July 1, 2028, the U.S. Insurance Subsidiaries may choose to reduce the amounts invested or required to be reinvested in certain Sound Point Investments under the Letter Agreement, subject to adjustment in Assured Guaranty’s portion of its ownership interest in Sound Point. To the extent not required to be reinvested by the Letter Agreement, all proceeds from Sound Point Investments received in accordance with their operative investment documents can be distributed to the U.S. Insurance Subsidiaries. See Item 8, Financial Statements and Supplementary Data, Note 7, Investments and Cash.

In July 2023, Assured Guaranty sold all of its equity interests in Assured Healthcare Partners LLC (AHP), which manages healthcare funds, to an entity owned and controlled by the managing partner of AHP (AHP Transaction). In connection with the AHP Transaction, the Company agreed to remain a strategic investor in certain AHP managed funds, is retaining its portion of certain carried interest in certain AHP managed funds and received other consideration.

Economic Environment

    Real gross domestic product (GDP) increased 2.5% in 2023, compared to an increase of 1.9% in 2022, according to the advance estimate released by the U.S. Bureau of Economic Analysis (BEA). Additionally, the BEA reported real GDP increased at an annual rate of 3.3% in the fourth quarter of 2023. At the end of December 2023, the U.S. unemployment rate, seasonally adjusted, stood at 3.7%, near where it started the year at 3.5%, and down from the COVID-19 pandemic high of 14.7% in April 2020. The Company believes a more robust economy makes it less likely that obligors whose obligations it guarantees will default.

According to the U.S. Bureau of Labor Statistics, the inflation rate in the U.S. before seasonal adjustment for the 12-month period ending December 2023, as measured by the Consumer Price Index for All Urban Consumers (CPI-U), was 3.4%, as compared to 6.5% for the 12-month period ending December 2022. According to the U.K.’s Office for National Statistics, the Consumer Prices Index including owner occupiers’ housing costs (CPIH) was 4.2% in the 12 months through December 2023 as compared to 9.2% for the 12 months through December 2022. Consumer price inflation in the U.K. increases reported net par outstanding for certain U.K exposures with approximately $22.9 billion of net par outstanding as of December 31, 2023, and also increases projected future installment premiums on the portion of such exposure that pays at least a portion of the premium on an installment basis over the term of the exposure.

With the Federal Open Market Committee (FOMC) acknowledging the need to combat inflation, in March 2022 the FOMC began again raising the target range for the federal funds rate and stated that it would reduce its holdings of treasury securities and agency debt and agency mortgage-backed securities. From March 2022 through July 2023, the FOMC raised the federal funds rate from a target range of 0% to 0.25% to a range of 5.25% to 5.50%. The FOMC has repeatedly declared that it seeks to achieve maximum employment, and inflation at the rate of 2% over the longer run. In determining the extent to which additional policy firming may be appropriate to return inflation to 2% over time, the FOMC indicated that it will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments. Since its July 2023 meeting, the FOMC has maintained the federal funds rate at 5.25% to 5.50%, including through its most recent meeting held January 30-31, 2024, stating that it would continue to assess additional information and its implications for monetary policy.

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

The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company’s largest financial guaranty insurance market, U.S. public finance. The MMD rate averaged 3.65% for 2023, higher than the 3.00% and 1.54% average of 2022 and 2021, respectively. Meanwhile, the difference, or credit spread, between the 30-year BBB-rated general obligation relative to the 30-year AAA MMD averaged 101 basis points (bps) in 2023. This represented an increase from an average of 90 bps and 70 bps in 2022 and 2021, respectively. The Company believes that, over time, wider spreads could permit it to increase its premium rates on new business, and higher interest rates may also increase the amount the Company can earn on its largely fixed-maturity securities.

Additionally, the Company believes that higher interest rates are discouraging some homeowners from moving as many are locked into lower mortgage interest rates at the homes in which they reside, which, in turn, is restricting housing inventory and leading to an increase in home prices as demand outpaces supply. The increase in housing prices may benefit distressed RMBS the Company insures. The National Association of Realtors reported that year-over-year existing-home sales declined 6.2% from December 2022 to December 2023, while the median existing-home sales price increased 4.4% from December 2022 ($366,500) to December 2023 ($382,600).

Key Business Strategies

    The Company continually evaluates its business strategies and is currently pursuing key business strategies in three areas: (i) insurance; (ii) asset management and alternative investments; and (iii) capital management.

Insurance

    The Company seeks to grow the insurance business through new business production, acquisitions of legacy financial guarantors or reinsurance of their insured portfolios, and to continue to mitigate losses in its current insured portfolio.

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

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Year Ended December 31,
	2023	2022	2021
	(dollars in billions)
Par:
New municipal bonds issued	$362.8	$359.7	$456.7
Total insured	$31.8	$28.8	$37.5
Insured by Assured Guaranty	$19.5	$17.0	$22.6
Number of issues:
New municipal bonds issued	7,268	7,902	11,819
Total insured	1,397	1,420	2,198
Insured by Assured Guaranty	645	648	1,076
Bond insurance market penetration based on:
Par	8.8%	8.0%	8.2%
Number of issues	19.2%	18.0%	18.6%
Single A par sold	31.1%	30.2%	26.6%
Single A transactions sold	61.6%	59.0%	56.6%
$25 million and under par sold	24.6%	21.9%	21.3%
$25 million and under transactions sold	23.6%	21.4%	21.7%
____________________
(1)    Source: The amounts in the table are those reported by Thomson Reuters. The table excludes Corporate-CUSIP transactions insured by Assured Guaranty, certain of which the Company also considers to be public finance business.

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

    In the public finance area, the Company believes its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, result in more favorable outcomes in distressed public finance situations than would be the case without its participation. This has been illustrated by the Company’s role in negotiating various agreements in connection with the restructuring of obligations of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, as well as Detroit, Michigan and Stockton, California. The Company will also, where appropriate, pursue litigation to enforce its rights. For example, the Company initiated a number of legal actions to enforce its rights with respect to obligations of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations.

After over five years of negotiations, 2022 was a turning point for resolving a substantial portion of the Company’s Puerto Rico exposure in accordance with four orders entered by the United States District Court of the District of Puerto Rico (Federal District Court of Puerto Rico) related to the Company’s exposure to all defaulting Puerto Rico credits except PREPA (2022 Puerto Rico Resolutions) as discussed in Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure — Exposure to Puerto Rico.

As a result of the 2022 Puerto Rico Resolutions, the Company’s obligations under its insurance policies covering debt of the Puerto Rico Convention Center District Authority (PRCCDA) and Puerto Rico Infrastructure Authority (PRIFA) were extinguished, and its insurance exposure to Puerto Rico general obligations (GO) bonds, Public Buildings Authority (PBA) bonds and Puerto Rico Highway and Transportation Authority (PRHTA) bonds was greatly reduced. The Company believes the 2022 Puerto Rico Resolutions mark significant milestones in its Puerto Rico loss mitigation efforts. In connection with the 2022 Puerto Rico Resolutions, the Company received substantial amounts of cash, new general obligation bonds (New GO Bonds) and new bonds backed by toll revenues (Toll Bonds, and together with New GO Bonds, New Recovery Bonds) and contingent value instruments (CVIs) associated with its direct exposures. The Company has sold some of the New Recovery Bonds and CVIs it had received in connection with the 2022 Puerto Rico Resolutions and may continue to sell amounts it still retains, subject to market conditions. The Company continues to work to resolve its remaining unresolved defaulted Puerto Rico exposure, PREPA. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure, and the Insured Portfolio section below.

The Company is, and for several years has been, working with the servicers of some of the RMBS transactions it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans to help improve the performance of the related RMBS.

The Company may also purchase attractively priced obligations, including BIG obligations, that it has insured and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The fair value of Loss Mitigation Securities as of December 31, 2023 (excluding the value of the Company’s insurance) was $459 million.

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

Asset Management and Alternative Investments

    Until July 1, 2023, the Company pursued its asset management strategy through AssuredIM. With the consummation of the Sound Point Transaction and AHP Transaction, effective as of July 1, 2023, the Company participates in the asset management business through its ownership interest in Sound Point, and no longer directly manages investments for third parties.The Company’s ownership interest in Sound Point furthers its strategy of participating in a fee-based earnings stream independent of the risk-based premiums generated by its financial guaranty business. The Sound Point business was strengthened by the addition of AssuredIM’s AUM (excluding AUM relating to AHP). See Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, for a description of the Sound Point Transaction.

The Company expects its relationship with Sound Point to also enhance its alternative investment opportunities. Upon closing of the Sound Point Transaction and the AHP Transaction in July, the Company has increased the aggregate amount it has agreed to invest in alternative investments to $1.5 billion, including $1 billion in Sound Point managed investments, subject to regulatory approval. Of the $1.5 billion, the U.S. Insurance Subsidiaries through their jointly owned investment subsidiary, AGAS, are authorized to invest up to $750 million plus previously distributed gains of $108 million for a total of $858 million as of December 31, 2023. As of December 31, 2023, AGAS commitments to funds managed by Sound Point and AHP were $775 million.

Capital Management

The Company has developed strategies to efficiently manage capital within the Assured Guaranty group.

From 2013 through February 27, 2024, the Company has repurchased 145 million common shares for approximately $4.9 billion, representing approximately 75% of the total shares outstanding at the beginning of the repurchase program in 2013. On November 1, 2023, the AGL Board of Directors (the Board) authorized the repurchase of an additional $300 million of its common shares. Under this and previous authorizations, as of February 27, 2024, the Company was authorized to purchase $228 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 8, Financial Statements and Supplementary Data, Note 19, Shareholders’ Equity, for additional information about the Company’s repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013-2022	$4,661	140.87	$33.09
2023	199	3.22	61.95
2024 (through February 27, 2024)	76	0.95	79.98
Cumulative repurchases since the beginning of 2013	$4,936	145.04	34.03
As of December 31, 2023, the estimated accretive effect of the cumulative repurchases of common shares since the beginning of 2013 was approximately: $48.26 per share in shareholders’ equity attributable to AGL, $51.79 per share in adjusted operating shareholders’ equity, and $87.10 per share in adjusted book value.

In December 2023, the Maryland Insurance Administration approved, and AGC implemented, the redemption of $200 million of its shares of common stock from AGUS.

The Company considers the appropriate mix of debt and equity in its capital structure. In 2023, the Company issued $350 million in 6.125% Senior Notes due in 2028, and used the proceeds primarily to redeem $330 million of 5% Senior Notes due in 2024. In 2021, the Company also redeemed $600 million in long-dated high coupon debt using a portion of the proceeds from the issuance of $900 million in shorter-dated, lower coupon debt. Proceeds from the debt issuances that were not used to redeem debt were used for general corporate purposes, including share repurchases. Since the second quarter of 2017, AGUS has also purchased $154 million in principal of AGMH’s outstanding Junior Subordinated Debentures.

The Company may choose to redeem or make additional purchases of this or other Company debt in the future. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies”, and Item 8, Financial Statements and Supplementary Data, Note 12, Long-Term Debt and Credit Facilities.

Executive Summary

The primary drivers of volatility in the Company’s net income include: loss and LAE changes in fair value of credit derivatives, FG VIEs, CIVs, CVIs and CCS, as well as foreign exchange gains (losses), the level of refundings of insured obligations, changes in the value of the Company’s alternative investments, the effects of any large transactions, settlements, commutations and loss mitigation strategies, among other factors. Changes in laws and regulations, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.

Financial Performance of Assured Guaranty

Financial Results

	Year Ended December 31,
	2023	2022	2021
	(in millions, except per share amounts)
GAAP
Net income (loss) attributable to AGL	$739	$124	$389
Net income (loss) attributable to AGL per diluted share	$12.30	$1.92	$5.23
Weighted average diluted shares	59.6	63.9	74.3

Non-GAAP
Adjusted operating income (loss) (1)	$648	$267	$470
Adjusted operating income per diluted share	$10.78	$4.14	$6.32
Weighted average diluted shares	59.6	63.9	74.3

Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income	$(21)	$(6)	$30
Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income per share	$(0.35)	$(0.10)	$0.41

Components of total adjusted operating income (loss)
Insurance segment	$621	$413	$722
Asset Management segment	3	(6)	(19)
Corporate division	45	(134)	(263)
Other (2)	(21)	(6)	30
Adjusted operating income (loss)	$648	$267	$470

Insurance Segment
Gross written premiums (GWP)	$357	$360	$377
Present value of new business production (PVP) (1)	404	375	361
Gross par written	28,960	22,047	26,656

	As of December 31, 2023		As of December 31, 2022
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$5,713	$101.63	$5,064	$85.80
Adjusted operating shareholders’ equity (1)	5,990	106.54	5,543	93.92
Adjusted book value (1)	8,765	155.92	8,379	141.98
Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating shareholders’ equity	5	0.07	17	0.28
Gain (loss) related to FG VIE and CIV consolidation included in adjusted book value	—	—	11	0.19
Common shares outstanding (3)	56.2		59.0
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
(3)    See “— Overview— Key Business Strategies – Capital Management” above for information on common share repurchases.

Consolidated Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Revenues:
Net earned premiums	$344	$494	$414
Net investment income	365	269	269
Asset management fees	53	93	88
Net realized investment gains (losses)	(14)	(56)	15
Fair value gains (losses) on credit derivatives	114	(11)	(58)
Fair value gains (losses) on CCS	(35)	24	(28)
Fair value gains (losses) on FG VIEs	8	22	23
Fair value gains (losses) on CIVs	88	17	127
Foreign exchange gains (losses) on remeasurement	53	(112)	(23)
Fair value gains (losses) on trading securities	74	(34)	—
Gain on sale of asset management subsidiaries	262	—	—
Other income (loss)	61	17	21
Total revenues	1,373	723	848
Expenses:
Loss and LAE (benefit)	162	16	(220)
Interest expense	90	81	87
Loss on extinguishment of debt	—	—	175
Amortization of deferred acquisition cost (DAC)	13	14	14
Employee compensation and benefit expenses	251	258	230
Other operating expenses	217	167	179
Total expenses	733	536	465
Income (loss) before income taxes and equity in earnings (losses) of investees	640	187	383
Equity in earnings (losses) of investees	28	(39)	94
Income (loss) before income taxes	668	148	477
Less: Provision (benefit) for income taxes	(93)	11	58
Net income (loss)	761	137	419
Less: Noncontrolling interests	22	13	30
Net income (loss) attributable to Assured Guaranty Ltd.	$739	$124	$389

Effective tax rate	(13.9)%	7.2%	12.2%

Net income attributable to AGL in 2023 was higher compared with 2022 primarily due to the following:

•the gain associated with the Sound Point Transaction and AHP Transaction, net of transaction expenses, of $222 million (pre-tax),

•the benefit related to Bermuda tax law changes of $189 million,

•foreign exchange remeasurement gains in 2023, compared with losses on 2022,

•higher income from fixed-maturity and alternative investment portfolio,

•fair value gains on credit derivatives in 2023 compared with losses in 2022, and

•fair value gains on trading securities in 2023 compared with losses in 2022.

These increases were partially offset by:

•lower net earned premiums in 2023 compared with 2022, which benefited from premium accelerations related to the 2022 Puerto Rico resolutions, and

•higher loss and LAE in 2023 compared with 2022.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19% prior to March 31, 2023 and 25% after April 1 2023, the French subsidiary taxed at the French marginal corporate tax rate of 25%, and no taxes for the Company’s Bermuda subsidiaries, unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. In 2023, the Company also recognized a benefit of $189 million attributable to changes in Bermuda tax laws and a $19 million benefit related to a change in New York State tax law. See Part II, Item 8, Financial Statements and Supplementary Data, Note 14, Income Taxes.

Adjusted Operating Income

Adjusted operating income in 2023 was $648 million, compared with $267 million in 2022. The increase was primarily due to the gain associated with the Sound Point Transaction and AHP Transaction, the benefit attributable to Bermuda tax law changes, and fair value gains on trading securities, offset in part by higher loss expense and lower net earned premiums in 2023, compared with 2022 which included premium accelerations of $133 million related to the 2022 Puerto Rico Resolutions. See “— Results of Operations — Reconciliation to GAAP” for the reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

Book Value and Adjusted Book Value

Shareholders’ equity attributable to AGL as of December 31, 2023 increased compared with December 31, 2022, due to net income and unrealized gains on investments, which was partially offset by dividends and share repurchases. Adjusted operating shareholders’ equity and adjusted book value increased primarily due to the gain on the Sound Point Transaction and AHP Transaction of $160 million after-tax and the benefit due attributable to Bermuda tax law change of $189 million, offset in part by dividends and share repurchases of $267 million, and in the case of adjusted book value, the increase was also primarily due to GWP of $357 million, partially offset by economic loss development of $164 million. See “— Non-GAAP Financial Measures” below for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and adjusted book value.

    On a per share basis, shareholders’ equity attributable to AGL, adjusted operating shareholders’ equity, and adjusted book value increased as of December 31, 2023 compared with December 31, 2022, due in part to the accretive effect of the share repurchase program. See “— Non-GAAP Financial Measures” for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and adjusted book value.

Other Matters

Inflation

By some key measures, consumer price inflation in the U.S. and the U.K. was higher in recent years than it has been in decades, and interest rates generally increased. Consumer price inflation in the U.K. impacts the Company directly by increasing exposure for certain index-linked U.K. debt with par that accretes with increasing inflation, and also increasing projected future installment premiums on the portion of such exposure that pays at least some of the premium on an installment basis over the term of the exposure. Consumer price inflation may also impact the Company indirectly to the extent it makes it more difficult for obligors to make their debt payments, and may be accompanied by higher interest rates.

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

See “— Overview — Economic Environment.”

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

The Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no material direct exposure to Ukraine or Russia. In fact, the Company’s direct insurance exposure to eastern Europe generally is limited to approximately $263 million in net par outstanding as of December 31, 2023, comprising $220 million net par exposure to the sovereign debt of Poland and $43 million net par exposure to a toll road in Hungary. The Company rates all such exposure investment grade.

Middle East Conflict

In light of recent events in the Middle East, the Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, for exposures to the Middle East. After review, the Company’s surveillance and treasury functions have identified no material direct exposure to such area. The Company’s direct insurance exposure to the Middle East is generally limited to approximately $49 million in net par outstanding as of December 31, 2023, comprised of funded commitments to subscription finance facilities; however, such exposure may increase to a total of approximately $93 million to the extent all unfunded commitments under the facilities are ultimately funded. The Company rates all such insurance exposure investment grade.

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

Critical estimates and assumptions are periodically evaluated based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially different in the future due to changes in these estimates and assumptions from time to time.

Listed below are the accounting policies and estimates that the Company believes are most dependent on the application of judgment and assumptions. See Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, for the Company’s significant accounting policies which includes a reference to the applicable note where further details regarding the significant estimates and assumptions are provided. In addition, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further details regarding the sensitivity analyses.

•Expected loss to be paid (recovered);
•Fair value of certain assets and liabilities, primarily:
◦Investments
◦Assets and liabilities of CIVs
◦Assets and liabilities of FG VIEs
◦Credit derivatives;
•Acquisition date fair value of equity method investment in Sound Point;
•Impairments of equity method investments and financial instruments; and
•Income tax assets and liabilities, including the recoverability of deferred tax assets (liabilities) including the Bermuda deferred tax asset reported in 2023.

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
Insurance Segment Results

Insurance Segment Results

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Segment revenues
Net earned premiums and credit derivative revenues	$357	$508	$438
Net investment income	370	278	280
Fair value gains (losses) on trading securities	74	(34)	—
Foreign exchange gains (losses) on remeasurement and other income (loss) (1)	54	5	15
Total segment revenues	855	757	733
Segment expenses
Loss expense (benefit)	161	12	(221)
Interest expense	—	1	—
Amortization of DAC	13	14	14
Employee compensation and benefit expenses	154	148	142
Other operating expenses	107	84	98
Total segment expenses	435	259	33
Equity in earnings (losses) of investees	82	(51)	144
Segment adjusted operating income (loss) before income taxes	502	447	844
Less: Provision (benefit) for income taxes	(119)	34	122
Segment adjusted operating income (loss)	$621	$413	$722
____________________
(1)    Other income (loss) consists of recurring items such as commutation gains (losses), ancillary fees on financial guaranty policies for commitments and consents, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as loss mitigation recoveries.

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

    Refundings occur in the public finance market when municipalities and other public finance issuers pay down insured obligations prior to their originally scheduled maturities. Refundings tend to increase when issuers can refinance their debt obligations at lower rates than they are currently paying. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When issuers pay down insured obligations, the Company is no longer on risk for payment defaults, and therefore accelerates the recognition of the remaining nonrefundable deferred premium revenue. The amortization of the Company’s outstanding book of business along with the previously high levels of refunding activity, and the higher interest rates environment has led to a lower volume of refunding opportunities over the last several years, except for refundings of Puerto Rico policies under the 2022 Puerto Rico Resolutions.

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

Insurance Segment
Net Earned Premiums and Credit Derivative Revenues

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net earned premiums:
Financial guaranty insurance:
Public finance
Scheduled net earned premiums (1)	$252	$256	$290
Refundings and terminations	29	179	57
Total public finance	281	435	347
Structured finance
Scheduled net earned premiums (1)	62	58	66
Terminations	—	—	2
Total structured finance	62	58	68
Specialty insurance and reinsurance	4	4	3
Total net earned premiums	347	497	418

Credit derivative revenues:
Scheduled net earned premiums	9	9	13
Terminations	1	2	7
Total credit derivative revenues	10	11	20
Total net earned premiums and credit derivative revenues	$357	$508	$438
____________________
(1)    Includes accretion of discount.

    Net earned premiums and credit derivative revenues decreased in 2023 compared with 2022 primarily due to refundings of $133 million in 2022 related to the 2022 Puerto Rico Resolutions discussed in Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure. As of December 31, 2023, $3.7 billion of net deferred premium revenue on financial guaranty insurance remained to be earned over the life of the insurance contracts.

New Business Production

Gross Written Premiums and New Business Production

	Year Ended December 31,
	2023	2022	2021
	(in millions)
GWP
Public finance—U.S.	$211	$248	$231
Public finance—non-U.S.	82	75	89
Structured finance—U.S.	59	37	51
Structured finance—non-U.S.	5	—	6
Total GWP	$357	$360	$377

PVP (1):
Public finance—U.S.	$212	$257	$235
Public finance—non-U.S.	83	68	79
Structured finance—U.S.	68	43	42
Structured finance—non-U.S. (2)	41	7	5
Total PVP	$404	$375	$361

Gross Par Written (1):
Public finance—U.S.	$22,464	$19,801	$23,793
Public finance—non-U.S.	1,544	624	1,117
Structured finance—U.S.	1,886	1,077	1,316
Structured finance—non-U.S. (2)	3,066	545	430
Total gross par written	$28,960	$22,047	$26,656
____________________
(1)    PVP and Gross Par Written in the table above are based on “close date,” when the transaction settles. See “— Non-GAAP Financial Measures — PVP or Present Value of New Business Production.” PVP was discounted at 4.0%, 2.5% and 3.0% in 2023, 2022 and 2021, respectively.
(2)    2023 PVP and gross par written include the present value of future gross revenues and exposure, respectively, associated with a financial guaranty written by the Company that, under GAAP, is accounted for under ASC 460, Guarantees.

GWP relates to insurance and reinsurance contracts for both financial guaranty and specialty business. Financial guaranty insurance and reinsurance GWP includes: (i) amounts collected upfront on new business written; (ii) the present value of future contractual or expected premiums on new financial guaranty business written (discounted at risk-free rates); and (iii) the effects of changes in the estimated lives of certain transactions in the in-force book of business. Specialty business GWP is recorded as premiums are due. Credit derivatives are accounted for at fair value and therefore are not included in GWP.

The non-GAAP financial measure, PVP, includes upfront premiums and the present value of expected future installments on new business at the time of issuance, discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, for all contracts regardless of form or accounting model. See “— Non-GAAP Financial Measures” below.

Total U.S. public finance GWP and PVP both declined in 2023 compared with 2022 primarily due to a decline in secondary market GWP and PVP of $71 million due to less market opportunity, offset in part by an increase in assumed GWP and PVP of $47 million and $46 million, respectively. Insured U.S. municipal bond market penetration, based on par written, was 8.8% in 2023 compared with 8.0% in 2022. In 2023, the Company insured 61% of the insured par of new issuances sold, compared with 59% in 2022.

Non-U.S. public finance GWP and PVP increased in 2023 compared with 2022. In 2023, non-U.S. public finance GWP and PVP includes included guarantees of transactions in the airport, university housing, regulated utility and transportation sector, as well as guarantees of local authority and social housing transactions.

Structured finance GWP and PVP increased in 2023 compared with 2022. 2023 structured finance GWP and PVP included several insurance securitizations and subscription finance facility transactions. Structured finance PVP in 2023 also included a large specialty business guaranty.

Business activity in the non .U.S. public finance and structured finance sectors often has long lead times and therefore may vary from period to period.

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

	S&P	KBRA	Moody’s	A.M. Best Company, Inc.
AGM	AA (stable) (7/13/23)	AA+ (stable) (10/20/23)	A1 (stable) (3/18/22)	—
AGC	AA (stable) (7/13/23)	AA+ (stable) (10/20/23)	(1)	—
AG Re	AA (stable) (7/13/23)	—	—	—
AGRO	AA (stable) (7/13/23)	—	—	A+ (stable) (7/21/23)
AGUK	AA (stable) (7/13/23)	AA+ (stable) (10/20/23)	A1 (stable) (3/18/22)	—
AGE	AA (stable) (7/13/23)	AA+ (stable) (10/20/23)	—	—
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

For a discussion of the effects of rating actions on the Company beyond potential effects on the demand for its insurance products, see “Item 1A. Risk Factors —A downgrade of the financial strength or financial enhancement ratings of any of the Company’s insurance or reinsurance subsidiaries may adversely affect its business prospects. ”

Income from Investments

Net investment income is a function of the yield that the Company earns on available-for-sale fixed-maturity securities and short-term investments and the size of such portfolio. The investment yield on fixed-maturity securities is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

CVIs issued by Puerto Rico and received as part of the 2022 Puerto Rico Resolutions are classified as trading with changes in fair value reported in “fair value gains (losses) on trading securities” in the consolidated statements on operations. The fair value of such instruments as of December 31, 2023 and December 31, 2022 was $318 million and $303 million, respectively.

Equity method investments in the Insurance segment include investments that the U.S. Insurance Subsidiaries make in certain alternative investments, primarily Sound Point and AHP funds. The income (loss) on such investments is reported in “equity in earnings (losses) of investees” and typically represents the Company’s share of earnings of its other investees.

Insurance Segment
Income from Investments

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net investment income
Fixed-maturity securities, available-for-sale:
Externally managed (1)	$207	$199	$210
Loss Mitigation Securities	58	35	42
Puerto Rico, New Recovery Bonds	12	7	—
Other (2)	20	19	23
Short-term investments	65	13	—
Intercompany loans	10	10	10
Other investment assets	3	1	1
Investment income	375	284	286
Investment expenses	(5)	(6)	(6)
Net investment income	$370	$278	$280

Fair value gains (losses) on trading securities	$74	$(34)	$—

Equity in earnings (losses) of investees
CLOs	$50	$(2)	$29
Asset-based	5	5	19
Healthcare	19	(11)	30
Other	8	(43)	66
Equity in earnings (losses) of investees	$82	$(51)	$144
____________________
(1)    Includes income on the portion of the CLO portfolio that was managed by AssuredIM prior to July 1, 2023.
(2)    Include income on the portion of the municipal bond portfolio that was managed by AssuredIM prior to July 1, 2023.

Net investment income for 2023 increased compared to 2022, primarily due to the increase in short-term rates and higher average short-term balances, and higher income on loss mitigation securities. The overall pre-tax book yield of available-for-sale fixed-maturity securities and short-term investments was 4.09% as of December 31, 2023 and 3.55% as of December 31, 2022.

Foreign Exchange Gains (Losses) on Remeasurement and Other Income (Loss)

“Foreign exchange gains (losses) on remeasurement and other income (loss)” in 2023 primarily relates to the reversal of a previously recorded litigation accrual of $20 million, commutation gains of $10 million and foreign exchange gain on remeasurement of $3 million. See Item 8, Financial Statements and Supplementary Data, Note 18, Commitments and Contingencies, for additional information.

Economic Loss Development

     The insured portfolio includes policies accounted for under several different accounting models depending on the characteristics of the contract and the Company’s control rights. For a discussion of methodologies and significant estimates for expected loss to be paid (recovered), see Item 8, Financial Statements and Supplementary Data, Note 4, Expected Loss to be Paid (Recovered). For the GAAP accounting policies for measurement and recognition for each type of contract, see the notes listed below in Item 8, Financial Statements and Supplementary Data.

•Note 5 for contracts accounted for as insurance;
•Note 6 for contracts accounted for as credit derivatives;
•Note 8 for FG VIEs; and
•Note 9 for fair value methodologies for credit derivatives and FG VIEs’ assets and liabilities.

    In order to efficiently evaluate and manage the economics of the entire insured portfolio, management compiles and analyzes expected loss information for all policies on a consistent basis. The discussion of losses that follows encompasses expected losses on all contracts in the insured portfolio regardless of accounting model, unless otherwise specified. Net expected loss to be paid (recovered) is equal to the present value of expected future cash outflows for loss and LAE payments, net of: (i) inflows for expected salvage, subrogation and other recoveries; (ii) excess spread on underlying collateral, as applicable; and (iii) amounts ceded to reinsurers. Assumptions used in the determination of the net expected loss to be paid (recovered) such as delinquency, severity, discount rates and expected time frames to recovery were consistent by sector regardless of the accounting model used.

Current risk-free rates are used to discount expected losses at the end of each reporting period. Therefore, changes in such rates from period to period affect economic loss development and loss and LAE. However, the effect of changes in discount rates is not indicative of actual credit impairment or improvement in the period. The weighted average discount rates used to discount expected losses (recoveries) for U.S. denominated exposures were 4.10%, 4.08% and 1.02% as of December 31, 2023, 2022 and 2021, respectively.

The composition of economic loss development (benefit) by accounting model and by sector is presented in the tables that follow, and the drivers of economic loss development (benefit) are discussed below.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of December 31,		Year Ended December 31,
Accounting Model	2023	2022	2023	2022	2021
	(in millions)
Insurance	$263	$205	$174	$(112)	$(281)
FG VIEs (1)	240	314	(11)	(17)	(20)
Credit derivatives	2	3	1	4	14
Total	$505	$522	$164	$(125)	$(287)

Net exposure rated BIG	$5,521	$5,976
____________________
(1)    The expected loss to be paid for FG VIEs primarily relates to trusts established as part of the 2022 Puerto Rico Resolutions (Puerto Rico Trusts). See Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered).

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Year Ended December 31, 2023
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2022	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2023
	(in millions)
Public finance:
U.S. public finance	$403	$201	$(206)	$398
Non-U.S. public finance	9	11	—	20
Public finance	412	212	(206)	418
Structured finance:
U.S. RMBS	66	(56)	33	43
Other structured finance	44	8	(8)	44
Structured finance	110	(48)	25	87
Total	$522	$164	$(181)	$505

	Year Ended December 31, 2022
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2021	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2022
	(in millions)
Public finance:
U.S. public finance	$197	$19	$187	$403
Non-U.S. public finance	12	(2)	(1)	9
Public finance	209	17	186	412
Structured finance:
U.S. RMBS	150	(143)	59	66
Other structured finance	52	1	(9)	44
Structured finance	202	(142)	50	110
Total	$411	$(125)	$236	$522
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”

Effect of changes in the risk-free rates included in economic loss development (benefit) was a loss of $3 million in 2023 and a benefit of $115 million in 2022.

2023 Net Economic Loss Development

Public Finance: The economic loss development on U.S. exposures in 2023 was $201 million, which was primarily attributable to PREPA and healthcare exposures, partially offset by higher projected recoveries in other municipal exposures.

U.S. RMBS: The benefit attributable to U.S. RMBS of $56 million was primarily attributable to a $53 million benefit related to to higher recoveries for secured second lien charged-off loans and a $13 million benefit related to improved performance in certain transactions, partially offset by $17 million of loss development related to the return of certain previously received funds.

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

U.S. RMBS: The net benefit attributable to U.S. RMBS of $143 million was mainly related to a $58 million benefit related to changes in discount rates, a $49 million benefit related to improvement in transaction performance, a $30 million benefit related to higher recoveries on charged-off second lien loans, a $27 million benefit related to loss mitigation activity, a $26 million benefit related to updates in projected default curves and a $17 million benefit on certain assumed RMBS transactions related to a settlement between a ceding company and a representations and warranties (R&W) provider. These items were all partially offset by loss of $79 million related to lower excess spread.

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

Insurance Segment
Loss Expense (Benefit)

	Year Ended December 31,
	2023	2022	2021
	(in millions)
U.S. public finance	$191	$128	$(146)
Non-U.S. public finance	—	—	(9)
Structured finance:
U.S. RMBS	(36)	(120)	(84)
Other structured finance	6	4	18
Structured finance	(30)	(116)	(66)
Total Insurance segment loss expense (benefit)	$161	$12	$(221)

The difference between public finance loss expense and economic benefit in 2022 was primarily attributable to the release of unearned premium reserve related to the 2022 Puerto Rico Resolutions. As a result, the Company recognized loss and LAE expense that had not previously been reported in the statement of operations, and corresponding net earned premiums were recognized for the remaining deferred premium revenue on the extinguished Puerto Rico exposures. For additional information on the expected timing of net expected losses to be expensed see Item 8, Financial Statements and Supplementary Data, Note 5, Contracts Accounted for as Insurance.

    Employee Compensation and Benefit Expenses and Other Operating Expenses

The increase in 2023 from 2022 was primarily attributable to increases in value added taxes, certain employee benefit related costs, and legal expenses.

Provision (Benefit) for Income Taxes

The tax benefit in 2023 was primarily related to the $189 million benefit recognized in connection with the enactment of the 15% Bermuda corporate income tax in December 2023. The new Bermuda corporate income tax allows for a deferred tax asset associated with an ETA equal to the difference between the fair market value and the carrying value of assets and liabilities of each of the Company’s Bermuda insurance subsidiaries as of September 30, 2023. The ETA is expected to be utilized over 10 to 15 years, depending on the nature of the deferred tax asset component, beginning in 2025. This was partially offset by income tax expense in the Company’s other operating jurisdictions. The Company expects its Bermuda insurance subsidiaries to incur tax which will be offset by the realization of the deferred tax asset, beginning in 2025. See Item 8, Financial Statements and Supplementary Data, Note 14, Income Taxes, for additional information.

Asset Management Segment Results

Asset Management Segment Results

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Segment revenues	$76	$112	$83
Segment expenses	78	119	108
Equity in earnings (losses) of investees	5	—	—
Segment adjusted operating income (loss) before income taxes	3	(7)	(25)
Less: Provision (benefit) for income taxes	—	(1)	(6)
Segment adjusted operating income (loss)	$3	$(6)	$(19)

Results in the table above represent (i) revenues (asset management and performance fees), amortization of intangible assets and compensation and other operating expenses of AssuredIM for 2021, 2022 and the first half of 2023, prior to the Sound Point Transaction and the AHP Transaction, as well as (ii) equity in earnings of Sound Point for the third quarter of 2023 (Sound Point results are reported on a one quarter lag), net of the amortization of finite-lived intangible assets associated with the basis difference in Sound Point and (iii) other asset management related income. See Item 8, Financial Statements and Supplementary Data, Note 7, Investments and Cash, for additional information.

Assets Under Management

Until July 1, 2023, the effective date of the Sound Point Transaction and the AHP Transaction, the Company used AUM as one of the metrics to measure progress in its Asset Management segment. AUM refers to the assets managed, advised or serviced by an asset manager. AssuredIM AUM as of June 30, 2023 was $16.4 billion. As of July 1, 2023, the management of approximately $15.1 billion of AUM (of which $385 million was attributable to the Company) was transferred to Sound Point. Also in July 2023, the management of approximately $1.3 billion in remaining AUM (of which $185 million was attributable to the Company) was transferred with the sale of AHP to an entity owned and controlled by its managing partner. AHP will continue to manage the healthcare funds. In the second quarter of 2023, (i) the management of approximately $159 million in AUM in respect of certain wind-down and opportunity funds in their harvesting periods (when the funds are past their investment periods and the value of the investments are realized) were transferred to a third party liquidator and (ii) management of approximately $513 million at fair value in investment grade municipal bonds and CLOs under an investment management agreement was transferred to an internal manager and to one of the Company’s external fixed-maturity security managers. Effective with the Sound Point Transaction and the AHP Transaction, the Company no longer has any AUM. See Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation.

Corporate Division Results

Corporate Division Results

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Revenues
Gain on sale of asset management subsidiaries	$262	$—	$—
Other	13	4	2
Total revenues	275	4	2
Expenses
Interest expense	99	89	96
Loss on extinguishment of debt	—	—	175
Employee compensation and benefit expenses	38	30	21
Other operating expenses	79	24	20
Total expenses	216	143	312
Adjusted operating income (loss) before income taxes	59	(139)	(310)
Less: Provision (benefit) for income taxes	14	(5)	(47)
Adjusted operating income (loss)	$45	$(134)	$(263)

The gain on sale of asset management subsidiaries relates to the Sound Point Transaction and AHP Transaction. See Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation.

Corporate division interest expense primarily relates to debt issued by the U.S. Holding Companies, and also includes intersegment interest expense of $10 million in 2023, 2022 and 2021, related primarily to the $250 million AGUS debt issued to the U.S. Insurance Subsidiaries. On August 21, 2023, AGUS issued $350 million of 6.125% Senior Notes due 2028. On September 25, 2023, AGUS used the proceeds of this issuance to redeem $330 million of 5% Senior Notes due 2024. The interest expense in 2023 was higher than in 2022 due to additional interest expense on the 6.125% Senior Notes and higher interest on the variable rate AGMH Series A Enhanced Junior debentures. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies, Intercompany Loans Payable,” for additional information.

Corporate division employee compensation and benefits expenses are an allocation of expenses based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance including Board of Director expenses, legal fees and other direct or allocated expenses. In 2023, operating expenses also include expenses related to the Sound Point Transaction and AHP Transaction and a higher charge for value added taxes. Transaction related expenses in the corporate division for Sound Point and AHP were $40 million, consisting primarily of $25 million advisory and consent fees and $8 million legal fees.

The provision for income taxes in 2023 included a $19 million benefit attributable to a change in New York State tax law.

Other (Effect of Consolidating FG VIEs and CIVs)

    The effect of consolidating FG VIEs and CIVs, intersegment eliminations, and reclassifications of reimbursable fund expenses to revenue are presented in “other.” See Item 8, Financial Statements and Supplementary Data, Note 2, Segment Information.

The types of entities the Company consolidates when it is deemed to be the primary beneficiary primarily include: (i) entities whose debt obligations the insurance subsidiaries insure; (ii) custodial trusts established in connection with the consummation of the 2022 Puerto Rico Resolutions; and (iii) investment vehicles such as (a) Sound Point and AHP funds and (b) prior to July 1, 2023, collateralized financing entities and CLO warehouses. The Company eliminates the effects of intercompany transactions between its FG VIEs and CIVs, and its insurance and asset management subsidiaries, as well as intercompany transactions between CIVs.

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

Consolidating CIVs (as opposed to accounting for them as equity method investments) has a significant effect on assets, liabilities and cash flows, and includes: (i) the establishment of the assets and liabilities of the CIVs, and related changes in fair value; (ii) eliminating the asset management fees earned by AssuredIM from the CIVs (prior to July 1, 2023); (iii) eliminating the equity method investments of the insurance subsidiaries and related equity in earnings (losses) of investees; and (iv) establishing noncontrolling interest (NCI) for amounts not owned by the Company.

The economic effect of the U.S Insurance Subsidiaries’ ownership interests in CIVs is presented in the Insurance segment as equity in earnings (losses) of investees, while the effect of CIVs is presented as separate line items (“fair value gains (losses) on consolidated investment vehicles” and “NCI”) on a consolidated basis. As a result of the Sound Point Transaction and AHP Transaction, the Company deconsolidated CIV assets of $4.7 billion and CIV liabilities of $4.4 billion.

The net effect of consolidating CIVs included a $16 million loss triggered by the Sound Point Transaction and AHP Transaction in 2023 and a $31 million gain on consolidation in 2021, as described in Item 8, Financial Statements and Supplementary Data, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

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

	Year Ended December 31,
	2023	2022	2021
Effect on Financial Statement Line Item	(in millions)
Fair value gains (losses) on FG VIEs (1)	$8	$22	$23
Fair value gains (losses) on CIVs	88	17	127
Equity in earnings (losses) of investees (2)	(59)	12	(50)
Other (3)	(41)	(44)	(34)
Effect on income before tax	(4)	7	66
Less: Tax provision (benefit)	(5)	—	6
Effect on net income (loss)	1	7	60
Less: Effect on noncontrolling interests (4)	22	13	30
Effect on net income (loss) attributable to AGL	$(21)	$(6)	$30

By Type of VIE
FG VIEs	$(4)	$4	$(1)
CIVs	(17)	(10)	31
Effect on net income (loss) attributable to AGL	$(21)	$(6)	$30
____________________
(1)    Changes in fair value of the FG VIEs’ assets and liabilities that are attributable to factors other than (i) changes in the Company’s own credit risk on FG VIE liabilities with recourse and (ii) unrealized gains and losses on available-for-sale fixed maturity securities.
(2)    Represents the elimination of the equity in earnings (losses) of investees of AGAS and the other subsidiaries’ investments in certain alternative investments, primarily Sound Point and AHP funds (and prior to July 1, 2023, AssuredIM managed funds).
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

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net income (loss) attributable to AGL	$739	$124	$389
Less pre-tax adjustments:
Realized gains (losses) on investments	(14)	(56)	15
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	106	(18)	(64)
Fair value gains (losses) on CCS	(35)	24	(28)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	51	(110)	(21)
Total pre-tax adjustments	108	(160)	(98)
Less tax effect on pre-tax adjustments	(17)	17	17
Adjusted operating income (loss)	$648	$267	$470

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $(5), $- and $6 included in adjusted operating income	$(21)	$(6)	$30

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Gross realized gains on sales of available-for-sale securities	$21	$3	$20
Gross realized losses on sales of available-for-sale securities	(19)	(45)	(5)
Net foreign currency gains (losses)	(1)	(4)	2
Change in allowance for credit losses and intent to sell	(14)	(21)	(7)
Other net realized gains (losses)	(1)	11	5
Net realized investment gains (losses)	$(14)	$(56)	$15

Sales of New Recovery Bonds received as part of the 2022 Puerto Rico Resolutions were the primary components of gross realized gains on sales in 2023 and 2022 and gross realized losses on sales in 2022.

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

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates and other market conditions at the time fair values are determined. In addition, since each transaction has unique collateral and structural terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the Company’s own credit cost based on the price to purchase credit protection on AGC. Due to the relatively low volume and characteristics of CDS contracts remaining in AGM’s portfolio, changes in AGM’s CDS spreads do not significantly affect the fair value of these CDS contracts. The Company determines its own credit risk based on quoted CDS prices traded on AGC at each balance sheet date. Generally, a widening of credit spreads of the underlying obligations results in unrealized losses and the tightening of credit spreads of the underlying obligations results in unrealized gains. A widening of the CDS prices traded on AGC has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC has an effect of offsetting unrealized gains that result from narrowing general market credit spreads.

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market since 2009 and, as of December 31, 2023, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread and estimated contractual payments. See Item 8, Financial Statements and Supplementary Data, Note 9, Fair Value Measurement, for additional information.

    During 2023, non-credit impairment-related unrealized fair value gains were generated primarily as a result of generally lower collateral asset spreads.

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

Fair Value Gains (Losses) on CCS

    Fair value losses on CCS in 2023 were primarily due to a tightening in market spreads. Fair value gains on CCS in 2022 were primarily driven by an increase in LIBOR. Fair value gains (losses) of CCS are heavily affected by, and in part fluctuate with, changes in market spreads and interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

Foreign Exchange Gain (Loss) on Remeasurement

    Foreign exchange gains and losses in all periods primarily relate to remeasurement of long-dated premiums receivable, for which the Company records the present value of future installment premiums, and are mainly due to changes in the exchange rate of the pound sterling and, to a lesser extent, the euro relative to the U.S. dollar. Approximately 70% and 74% of gross premiums receivable, net of commissions payable at December 31, 2023 and December 31, 2022, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro. Premiums on European infrastructure and structured finance transactions typically are paid, in whole or in part, on an installment basis, whereas premiums on U.S. public finance transactions are often paid upfront.

The following table presents the foreign exchange rates as of the balance sheet dates.

Foreign Exchange Rates
U.S. Dollar Per Foreign Currency

	As of December 31,
	2023	2022	2021
Pound sterling	$1.273	$1.208	$1.353
Euro	$1.104	$1.071	$1.137

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

	As of December 31, 2023		As of December 31, 2022
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except share amounts)
Shareholders’ equity attributable to AGL	$5,713	$101.63	$5,064	$85.80
Less pre-tax adjustments:
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	34	0.61	(71)	(1.21)
Fair value gains (losses) on CCS	13	0.22	47	0.80
Unrealized gain (loss) on investment portfolio	(361)	(6.40)	(523)	(8.86)
Less taxes	37	0.66	68	1.15
Adjusted operating shareholders’ equity	5,990	106.54	5,543	93.92
Pre-tax adjustments:
Less: Deferred acquisition costs	161	2.87	147	2.48
Plus: Net present value of estimated net future revenue	199	3.54	157	2.66
Plus: Net deferred premium revenue on financial guaranty contracts in excess of expected loss to be expensed	3,436	61.12	3,428	58.10
Plus taxes	(699)	(12.41)	(602)	(10.22)
Adjusted book value	$8,765	$155.92	$8,379	$141.98

Gain (loss) related to FG VIE and CIV consolidation included in:
Adjusted operating shareholders’ equity (net of tax provision of $1 and $4)	$5	$0.07	$17	$0.28
Adjusted book value (net of tax provision (benefit) of $0 and $3)	—	—	11	0.19

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

Reconciliation of GWP to PVP

	Year Ended December 31, 2023
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$211	$82	$59	$5	$357
Less: Installment GWP and other GAAP adjustments (1)	109	74	59	5	247
Upfront GWP	102	8	—	—	110
Plus: Installment premiums and other (2)	110	75	68	41	294
PVP	$212	$83	$68	$41	$404

	Year Ended December 31, 2022
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$248	$75	$37	$—	$360
Less: Installment GWP and other GAAP adjustments (1)	40	75	30	—	145
Upfront GWP	208	—	7	—	215
Plus: Installment premiums and other (2)	49	68	36	7	160
PVP	$257	$68	$43	$7	$375

	Year Ended December 31, 2021
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$231	$89	$51	$6	$377
Less: Installment GWP and other GAAP adjustments (1)	43	65	44	6	158
Upfront GWP	188	24	7	—	219
Plus: Installment premiums and other (2)	47	55	35	5	142
PVP	$235	$79	$42	$5	$361
_____________
(1)    Includes the present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions and other GAAP adjustments.
(2)    Includes the present value of future premiums and fees on new business paid in installments discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, other than certain fixed-maturity securities such as Loss Mitigation Securities. The years 2023 and 2022 also include the present value of future premiums and fees associated with other guaranties written by the Company that, under GAAP, are accounted for under Accounting Standards Codification (ASC) 460, Guarantees.

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

Financial Guaranty Portfolio
Net Par Outstanding by Sector

	As of December 31, 2023	As of December 31, 2022
Sector	(in millions)
Public finance:
U.S. public finance:
General obligation	$74,609	$71,868
Tax backed	33,060	33,752
Municipal utilities	29,300	26,436
Transportation	22,052	19,688
Healthcare	12,604	11,304
Infrastructure finance	8,796	6,955
Higher education	7,250	7,137
Housing revenue	1,152	959
Investor-owned utilities	329	332
Renewable energy	167	180
Other public finance	970	1,025
Total U.S. public finance	190,289	179,636
Non-U.S public finance:
Regulated utilities	20,545	17,855
Infrastructure finance	15,430	13,915
Sovereign and sub-sovereign	9,869	9,526
Renewable energy	2,030	2,086
Pooled infrastructure	1,133	1,081
Total non-U.S. public finance	49,007	44,463
Total public finance	239,296	224,099
Structured finance:
U.S. structured finance:
Insurance securitizations	4,379	3,879
RMBS	1,774	1,956
Pooled corporate obligations	631	625
Financial products	464	453
Consumer receivables	314	437
Subscription finance facilities	178	72
Other structured finance	892	806
Total U.S. structured finance	8,632	8,228
Non-U.S. structured finance:
Subscription finance facilities	444	219
Pooled corporate obligations	425	344
RMBS	252	263
Other structured finance	104	105
Total non-U.S structured finance	1,225	931
Total structured finance	9,857	9,159
Total net par outstanding	$249,153	$233,258

    Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company’s obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer and internally rates the transaction the higher of the rating of the underlying obligation and the rating of the primary financial guarantor. The second-to-pay insured par outstanding as of both December 31, 2023 and 2022 was $4.3 billion.

The tables below show the Company’s ten largest U.S. public finance, U.S. structured finance and non-U.S. exposures by revenue source, excluding related authorities and public corporations, as of December 31, 2023.

Ten Largest U.S. Public Finance Exposures by Revenue Source
As of December 31, 2023

	Net Par Outstanding	Percent of Total U.S. Public Finance Net Par Outstanding	Rating
	(dollars in millions)
New Jersey (State of)	$2,905	1.5%	BBB
Pennsylvania (Commonwealth of)	2,196	1.1	BBB+
Metro Washington Airports Authority (Dulles Toll Road)	1,633	0.9	BBB+
New York Metropolitan Transportation Authority	1,481	0.8	A-
New York Power Authority	1,460	0.8	AA-
Foothill/Eastern Transportation Corridor Agency, California	1,326	0.7	BBB+
Alameda Corridor Transportation Authority, California	1,309	0.7	BBB+
North Texas Tollway Authority	1,295	0.7	A+
CommonSpirit Health, Illinois	1,000	0.5	A-
San Joaquin Hills Transportation, California	988	0.5	BBB
Total of top ten U.S. public finance exposures	$15,593	8.2%

Ten Largest U.S. Structured Finance Exposures
As of December 31, 2023

	Net Par Outstanding	Percent of Total U.S. Structured Finance Net Par Outstanding	Rating
	(dollars in millions)
Private US Insurance Securitization	$1,100	12.7%	AA
Private US Insurance Securitization	950	11.0	A+
Private US Insurance Securitization	944	10.9	AA-
Private US Insurance Securitization	399	4.6	AA-
Private US Insurance Securitization	399	4.6	AA-
Private US Insurance Securitization	386	4.5	AA-
SLM Student Loan Trust 2007-A	163	1.9	AA
Private Middle Market CLO	129	1.5	AAA
Private US Insurance Securitization	125	1.5	AA
DB Master Finance LLC	119	1.4	BBB
Total of top ten U.S. structured finance exposures	$4,714	54.6%

Ten Largest Non-U.S. Exposures
As of December 31, 2023

	Country	Net Par Outstanding	Percent of Total Non-U.S. Net Par Outstanding	Rating
		(dollars in millions)
Southern Water Services Limited	United Kingdom	$2,409	4.8%	BBB
Thames Water Utilities Finance PLC	United Kingdom	2,106	4.2	BBB
Southern Gas Networks PLC	United Kingdom	2,065	4.1	BBB+
Dwr Cymru Financing Limited	United Kingdom	1,834	3.7	A-
Anglian Water Services Financing PLC	United Kingdom	1,732	3.4	A-
National Grid Gas PLC	United Kingdom	1,632	3.2	A-
Quebec Province	Canada	1,436	2.8	AA-
Channel Link Enterprises Finance PLC	France, United Kingdom	1,257	2.5	BBB
Yorkshire Water Services Finance Plc	United Kingdom	1,087	2.2	BBB
British Broadcasting Corporation (BBC)	United Kingdom	1,042	2.1	A+
Total of top ten non-U.S. exposures		$16,600	33.0%

Financial Guaranty Portfolio by Issue Size

The Company seeks broad coverage of the market by insuring and reinsuring small and large issues alike. The following tables set forth the distribution of the Company’s portfolio by original size of the Company’s exposure.

Public Finance Portfolio by Issue Size
As of December 31, 2023

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Public Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	9,945	$30,038	12.6%
$10 million through $50 million	3,576	62,542	26.1
$50 million through $100 million	638	37,760	15.8
$100 million to $200 million	343	41,453	17.3
$200 million or greater	227	67,503	28.2
Total	14,729	$239,296	100.0%

Structured Finance Portfolio by Issue Size
As of December 31, 2023

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Structured Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	103	$90	0.9%
$10 million through $50 million	139	1,033	10.4
$50 million through $100 million	53	1,248	12.7
$100 million to $200 million	54	1,990	20.2
$200 million or greater	83	5,496	55.8
Total	432	$9,857	100.0%

Exposure to Puerto Rico

    The Company had insured exposure to obligations of various authorities and public corporations of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) aggregating $1.1 billion net par outstanding as of

December 31, 2023, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR).

    The following tables present information in respect of the Puerto Rico exposures to supplement the disclosures and discussions provided in “—Liquidity and Capital Resources—Insurance Subsidiaries, Financial Guaranty Policies” below and Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure.

Exposure to Puerto Rico by Company
As of December 31, 2023

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$377	$67	$180	$—	$624	$633
Total Defaulted	377	67	180	—	624	633
Resolved Puerto Rico Exposures (2)
PRHTA (Transportation revenue)	14	157	87	(14)	244	244
PRHTA (Highway revenue)	109	11	8	—	128	128
Total Resolved	123	168	95	(14)	372	372
Other Puerto Rico Exposures (3)
MFA	84	6	18	—	108	114
PRASA and U of PR	—	1	—	—	1	1
Total Other	84	7	18	—	109	115
Total exposure to Puerto Rico	$584	$242	$293	$(14)	$1,105	$1,120
____________________
(1)    Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.
(2)    Resolved pursuant to the 2022 Puerto Rico Resolutions. Consideration (e.g. Toll Bonds and CVIs) received under the HTA Plan related to the remaining insured exposure is reported in FG VIEs’ assets (see Item 8, Financial Statements and Supplementary Data, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles).
(3)    All debt service on these insured exposures have been paid to date without any insurance claim being made on the Company.

    The following tables show the scheduled amortization of the various obligations of Puerto Rico’s authorities and public corporations insured by the Company. The Company guarantees payments of debt service when those amounts are scheduled to be paid and cannot be required to pay on an accelerated basis. In the event that obligors default on their obligations, the Company would only pay the shortfall between the debt service due in any given period and the amount paid by the obligors.

Amortization Schedule of Net Par of Puerto Rico
As of December 31, 2023

	Scheduled Net Par Amortization
	2024 Q1	2024 Q2	2024 Q3	2024 Q4	2025	2026	2027	2028	2029 -2033	2034 -2038	2039 -2041	Total
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$—	$—	$93	$—	$68	$105	$105	$68	$176	$9	$—	$624
Total Defaulted	—	—	93	—	68	105	105	68	176	9	—	624
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue)	—	—	—	—	—	—	—	—	—	127	117	244
PRHTA (Highway revenue)	—	—	—	—	—	—	—	—	44	84	—	128
Total Resolved	—	—	—	—	—	—	—	—	44	211	117	372
Other Puerto Rico Exposures
MFA	—	—	16	—	16	35	15	13	13	—	—	108
PRASA and U of PR	—	—	1	—	—	—	—	—	—	—	—	1
Total Other Puerto Rico Exposures	—	—	17	—	16	35	15	13	13	—	—	109

Total	$—	$—	$110	$—	$84	$140	$120	$81	$233	$220	$117	$1,105

Amortization Schedule of Net Debt Service of Puerto Rico
As of December 31, 2023

	Scheduled Net Debt Service Amortization
	2024 Q1	2024 Q2	2024 Q3	2024 Q4	2025	2026	2027	2028	2029 -2033	2034 -2038	2039 -2041	Total
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$12	$3	$105	$3	$92	$126	$122	$80	$199	$9	$—	$751
Total Defaulted	12	3	105	3	92	126	122	80	199	9	—	751
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue)	6	—	6	—	13	13	12	13	65	172	128	428
PRHTA (Highway revenue)	3	—	3	—	7	7	7	7	76	93	—	203
Total Resolved	9	—	9	—	20	20	19	20	141	265	128	631
Other Puerto Rico Exposures
MFA	3	—	19	—	20	39	17	14	13	—	—	125
PRASA and U of PR	—	—	1	—	—	—	—	—	—	—	—	1
Total Other Puerto Rico Exposures	3	—	20	—	20	39	17	14	13	—	—	126

Total	$24	$3	$134	$3	$132	$185	$158	$114	$353	$274	$128	$1,508

In the fourth quarter of 2023, all of the Toll Bonds in the Puerto Rico Trusts were called, resulting in cash proceeds of $154 million. Such cash proceeds comprise the vast majority of the assets in the Puerto Rico Trusts as of December 31, 2023. In January 2024, such proceeds were used to pay down a portion of the liabilities of the Puerto Rico Trusts. The remaining liabilities of the Puerto Rico Trusts will be paid by the U.S. Insurance Subsidiaries under their financial guaranty policies and are no longer dependent on the credit of PRHTA.

Financial Guaranty Exposure to U.S. RMBS

    The following table presents information in respect of the U.S. RMBS exposures to supplement the disclosures and discussion provided in Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered). U.S. RMBS exposures represent 0.7% of the total net par outstanding, and BIG U.S. RMBS represent 17.3% of total BIG net par outstanding as of December 31, 2023.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of December 31, 2023

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$8	$7	$—	$301	$9	$325
2005	21	110	14	178	40	363
2006	21	22	1	37	93	174
2007	—	179	15	554	134	882
2008	—	—	—	30	—	30
Total exposures	$50	$318	$30	$1,100	$276	$1,774

Exposures rated BIG	$30	$191	$14	$602	$104	$941

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

Sources and Uses of Funds

The liquidity of AGL and its U.S. Holding Companies is largely dependent on dividends and other distributions from their operating subsidiaries (see “— Insurance Subsidiaries — Distributions from Insurance Subsidiaries” below for a description of dividend and other capital distribution restrictions) and their access to external financing. The operating liquidity requirements of AGL and the U.S. Holding Companies include:

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

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of December 31,
			2023	2022
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
5% Senior Notes	5.00%	2024	$—	$330
6.125% Senior Notes	6.125%	2028	350	—
3.15% Senior Notes	3.15%	2031	500	500
7% Senior Notes	6.40%	2034	200	200
3.6% Senior Notes	3.60%	2051	400	400
Series A Enhanced Junior Subordinated Debentures (1)	3 month CME Term SOFR +2.64%	2066	150	150
AGUS long-term debt			1,600	1,580
AGUS - intercompany loans from:
AGC and AGM	3.50%	2029	250	250
AGRO	5.00%	2028	20	20
AGUS intercompany loans			270	270
Total AGUS long-term debt and intercompany loans			1,870	1,850
AGMH
Junior Subordinated Debentures (2)	6.40%	2066	300	300
Total AGMH long-term debt			300	300
AGMH’s long-term debt purchased by AGUS (3)			(154)	(154)
U.S. Holding Company long-term debt			$2,016	$1,996
 ____________________
(1)    Until June 30, 2023, the Series A Enhanced Junior Subordinated Debentures paid interest based on LIBOR. The reference to LIBOR in such debentures has been replaced with a rate based on Three-Month Chicago Mercantile Exchange (CME) Term Secured Overnight Finance Rate (SOFR).
(2)    If the AGMH Junior Subordinated Debentures are outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at One-Month CME Term SOFR plus 2.33%.
(3)     Represents principal amount of Junior Subordinated Debentures issued by AGMH that has been purchased by AGUS.

Interest Paid on U.S. Holding Companies’ Long-Term Debt and Intercompany Loans

	Year Ended December 31,
	2023	2022	2021
	(in millions)
AGUS - long-term debt	$68	$68	$50
AGUS - intercompany loans	10	10	10
Total AGUS	78	78	60
AGMH - long-term debt	19	19	40
AGMH’s long-term debt purchased by AGUS	(10)	(10)	(10)
Total interest paid	$87	$87	$90

On August 21, 2023, AGUS issued $350 million of 6.125% Senior Notes due 2028. On September 25, 2023, AGUS

redeemed $330 million of 5% Senior Notes due 2024. See Item 8, Financial Statements and Supplementary Data, Note 12, Long-Term Debt and Credit Facilities.

U.S. Holding Companies
Expected Debt Service of Long-Term Debt
As of December 31, 2023

Year	AGUS	AGMH	Eliminations (1)	Total
	(in millions)
2024	$95	$19	$(20)	$94
2025	136	19	(69)	86
2026	134	19	(68)	85
2027	131	19	(66)	84
2028	492	19	(84)	427
2029-2048	1,331	384	(249)	1,466
2049-2066	755	646	(331)	1,070
Total	$3,074	$1,125	$(887)	$3,312
 ____________________
(1)    Includes eliminations of intercompany loans payable and AGMH’s debt purchased by AGUS.

From time to time, AGL and its subsidiaries have entered into intercompany loan facilities. For example, on October 25, 2013, AGL, as borrower, and AGUS, as lender, entered into a revolving credit facility pursuant to which AGL may, from time to time, borrow for general corporate purposes. Under the credit facility, AGUS committed to lend a principal amount not exceeding $225 million in the aggregate. The commitment under the revolving credit facility terminates on October 25, 2033 (the loan commitment termination date). The unpaid principal amount of each loan will bear semi-annual interest at a fixed rate equal to 100% of the then applicable interest rate as determined under Internal Revenue Code Section 1274(d). Accrued interest on all loans will be paid on the last day of each June and December, and at maturity. AGL must repay unpaid principal amounts of the loans, if any, by the third anniversary of the loan commitment termination date. AGL has not drawn upon the credit facility.

Intercompany Loans Payable

On October 1, 2019, the U.S. Insurance Subsidiaries made 10-year, 3.5% interest rate intercompany loans to AGUS, aggregating $250 million, to fund the acquisition of BlueMountain Capital Management LLC (AssuredIM LLC, now known as Sound Point Luna LLC) and its associated entities, and the related capital contributions. Interest is payable annually in arrears on each anniversary of the note, and commenced on October 1, 2020. Interest accrues daily and is computed on a basis of a 360-day year from October 1, 2019 until the date on which the principal amount is paid in full. AGUS will pay 20% of the original principal amount of each note on the sixth, seventh, eighth, and ninth anniversaries. The remaining 20% of the original principal amount and all accrued and unpaid interest will be paid on the maturity date. AGUS has the right to prepay the principal amount of the notes in whole or in part at any time, or from time to time, without payment of any premium or penalty.

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of Municipal Assurance Corp. In 2023, the maturity date was extended to December 2028. AGUS repaid $10 million in 2021 in outstanding principal as well as accrued and unpaid interest. There were no repayments in 2023 and 2022. As of December 31, 2023, $20 million remained outstanding.

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

	As of December 31, 2023
	AGL	U.S. Holding Companies
	(in millions)
Assets
Fixed-maturity securities (1)	$17	$4
Investment in Sound Point	—	429
Short-term investments, other invested assets and cash	23	325
Receivables from affiliates (2)	61	3
Receivable from U.S. Holding Companies	80	—
Other assets	3	43
Liabilities
Long-term debt	—	1,694
Loans payable to affiliates	—	270
Payable to affiliates (2)	16	17
Payable to AGL	—	80
Other liabilities	8	100
____________________
(1)    As of December 31, 2023, weighted average durations of AGL’s and the U.S. Holding Companies’ fixed-maturity securities (excluding AGUS’s investment in AGMH’s debt) were 9.7 years and 4.2 years, respectively.
(2)    Represents receivable and payables with non-guarantor subsidiaries.

	Year Ended December 31, 2023
	AGL	U.S. Holding Companies
	(in millions)
Revenues
Gain on sale of asset management subsidiaries	$—	$265
Other income	—	7
Expenses
Interest expense	—	99
Other expenses	45	58
Income (loss) before provision for income taxes and equity in earnings (losses) of investees	(45)	115
Net income (loss)	(45)	105

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Selected Cash Flow Items

	Year Ended December 31, 2023
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from subsidiaries (1)	$306	$370
Interest on intercompany loans	—	(10)
Interest paid	—	(87)
Investments in subsidiaries	—	(17)
Return of capital from subsidiaries	—	2
Redemption of stock by AGC	—	200
Dividends paid to AGL	—	(253)
Dividends paid by AGL	(67)	—
Repurchases of common shares (2)	(199)	—
Issuance of long-term debt, net of issuance costs	—	345
Redemption of debt	—	(330)
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

    Management believes that the insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios. The Company generally targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. As of December 31, 2023, the Company intended to hold and had the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

Beyond the next twelve months, the ability of the operating subsidiaries to declare and pay dividends may be influenced by a variety of factors, including market conditions, general economic conditions and, in the case of the Company’s insurance subsidiaries, insurance regulations and rating agency capital requirements.

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

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. For example, the Company made substantial claim payments in 2022 in connection with the resolution of certain Puerto Rico credits. The Company is continuing its efforts to resolve the one remaining unresolved Puerto Rico insured exposure that is in payment default, PREPA. The Company had $624 million in insured net par outstanding of PREPA obligations as of December 31, 2023. For more information, see Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure, and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

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

The following table presents estimated probability weighted expected cash outflows under direct and assumed financial guaranty contracts, whether accounted for as insurance or credit derivatives, including claim payments under contracts in consolidated FG VIEs, as of December 31, 2023. This amount is not reduced for cessions under reinsurance contracts or recoveries attributable to Loss Mitigation Securities. This amount includes any benefit anticipated from excess spread or other recoveries within the contracts but does not reflect any benefit for recoveries under breaches of R&W. This amount also excludes estimated recoveries for past claims paid for policies in the public finance sector.

Estimated Expected Claim Payments
(Undiscounted)

As of December 31, 2023
(in millions)
Less than 1 year	$388
1-3 years	172
3-5 years	51
More than 5 years	886
Total	$1,497

Distributions From Insurance Subsidiaries to Holding Companies

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

Dividend restrictions by insurance subsidiary are as follows:

•The maximum amount available during 2024 for AGM (a subsidiary of AGMH) to distribute as dividends without regulatory approval is approximately $265 million, of which approximately $47 million is available for distribution in the first quarter of 2024.

•The maximum amount available during 2024 for AGC (a subsidiary of AGUS) to distribute as ordinary dividends is approximately $117 million, of which approximately $35 million is available for distribution in the first quarter of 2024.

•Based on the applicable law and regulations, in 2024 AG Re has the capacity to: (i) make capital distributions in an aggregate amount up to $129 million without the prior approval of the Bermuda Monetary Authority (the Authority); and (ii) declare and pay dividends in an aggregate amount up to approximately $226 million as of December 31, 2023. Such dividend capacity is further limited by: (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $138 million as of December 31, 2023; and (ii) the amount of statutory surplus, which, as of December 31, 2023, was $47 million.

Distributions From Insurance Company Subsidiaries
to Holding Companies

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Dividends paid by AGC to AGUS	$102	$207	$94
Dividends paid by AGM to AGMH	257	266	291
Dividends paid by AG Re to AGL (1)	53	—	150
Redemption of common stock by AGC from AGUS	200	—	—
____________________
(1)    2021 included fixed-maturity securities with a fair value of $46 million.

Committed Capital Securities

    Each of AGC and AGM is party to an arrangement that enables it to access, at its discretion, up to $200 million of capital, at any time, and has the right to use such capital for any purpose, including to pay claims.

The arrangement entails four custodial trusts (Woodbourne Capital Trust I, II, III and IV) relating to AGC and four custodial trusts (Sutton Capital Trust I, II, III and IV) relating to AGM, each of which issued $50 million face amount of “committed capital securities” and invested the proceeds of that issuance in eligible assets that would enable the trust to have the cash necessary to respond to AGC’s or AGM’s exercise, respectively, of a put option.

The put option consists of a right that each of AGC and AGM has, pursuant to separate put agreements that AGC and AGM entered into with each of the trusts, to issue to each trust $50 million of non-cumulative redeemable perpetual preferred stock, in exchange for an equivalent amount of cash (i.e., an aggregate of $200 million for each of AGC and AGM). When AGC or AGM exercises its put option, the relevant trust(s) must liquidate the portfolio of high-quality, liquid assets that it currently maintains and use the liquidation proceeds to purchase AGC or AGM preferred stock, as applicable.

The put agreements have no scheduled termination date or maturity, but may be terminated upon the occurrence of certain specified events.

None of the events that would give rise to a termination of the put agreements have occurred. Accordingly, each of AGC and AGM currently has the ability to exercise put options to raise up to $200 million of capital at any time.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, to manage investment risk within the context of the underlying portfolio of insurance risk, to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and to maximize after-tax net investment income. Approximately 60% of the total investment portfolio is managed by external parties. In accordance with the Company’s investment guidelines, each of the three external investment managers is required to maintain the Company’s investment portfolio with an overall credit quality rated at a minimum of A+/A1/A+ by S&P/Moody’s/Fitch Inc., respectively.

Changes in interest rates affect the value of the Company’s fixed-maturity securities. As interest rates fall, the fair value of fixed-maturity securities generally increases and as interest rates rise, the fair value of fixed-maturity securities generally decreases. The Company’s portfolio of fixed-maturity securities primarily consists of investment-grade, liquid instruments. Other invested assets include other alternative investments, which are generally less liquid. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments, see Item 8, Financial Statements and Supplementary Data, Note 7, Investments and Cash, and Note 9, Fair Value Measurement.

Investment Portfolio
Carrying Value

	As of December 31,
	2023	2022
	(in millions)
Fixed-maturity securities, available-for-sale (1)	$6,307	$7,119
Fixed-maturity securities, trading (2)	318	303
Short-term investments	1,661	810
Other invested assets	829	133
Total	$9,115	$8,365
____________________
(1)    As of December 31, 2023 and December 31, 2022, includes $14 million and $358 million, respectively, of New Recovery Bonds received in connection with the consummation of the 2022 Puerto Rico Resolutions.
(2)    Represents CVIs received under the 2022 Puerto Rico Resolutions, which are not rated.

The Company’s available-for-sale fixed-maturity securities had a duration of 3.9 years as of December 31, 2023 and 4.4 years as of December 31, 2022, respectively.

Available-for-Sale and Trading Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s available-for-sale fixed-maturity securities as of December 31, 2023 and December 31, 2022. Ratings generally reflect the lower of Moody’s and S&P classifications, except for (i) Loss Mitigation Securities, which use Assured Guaranty’s internal ratings classifications, or (ii) Puerto Rico securities received under the 2022 Puerto Rico Resolutions, which are not rated.

 Distribution of Available-for-Sale Fixed-Maturity Securities by Rating

	As of December 31,
Rating	2023	2022
AAA	13.3%	14.2%
AA	38.2	37.1
A	27.6	24.4
BBB	11.7	11.0
BIG (1)	7.8	7.4
Not rated (2)	1.4	5.9
Total	100.0%	100.0%
____________________
(1)    Includes primarily Loss Mitigation Securities. See Item 8, Financial Statements and Supplementary Data, Note 7, Investments and Cash, for additional information.
(2)    As of December 31, 2022, primarily includes New Recovery Bonds received in connection with the consummation of the 2022 Puerto Rico Resolutions.

Portfolio of Obligations of State and Political Subdivisions

The Company’s fixed-maturity securities include issuances by a wide number of municipal authorities across the U.S. and its territories. The following table presents the components of the Company’s $2,661 million (fair value) of obligations of state and political subdivisions included in the Company’s available-for-sale fixed-maturity securities investment portfolio as of December 31, 2023.

Fair Value of Available-for-Sale Fixed-Maturity Securities Investment Portfolio of Obligations of State and Political Subdivisions
As of December 31, 2023 (1)

State	State General Obligation	Local General Obligation	Revenue Bonds	Total Fair Value	Amortized Cost
	(in millions)
California	$49	$65	$260	$374	$380
New York	4	41	258	303	309
Texas	18	66	218	302	315
Florida	—	1	153	154	159
Washington	28	40	83	151	155
Massachusetts	58	—	79	137	139
Illinois	12	15	82	109	111
Pennsylvania	14	5	71	90	91
Washington DC	28	—	41	69	69
Colorado	—	21	46	67	69
All others	74	102	526	702	735
Total	$285	$356	$1,817	$2,458	$2,532
____________________
(1)    Excludes $203 million as of December 31, 2023 of pre-refunded bonds, at fair value.

The revenue bond portfolio primarily consists of essential service revenue bonds issued by transportation authorities, utilities, and universities.

Revenue Bonds
Sources of Funds
As of December 31, 2023

Type	Amortized Cost	Fair Value
	(in millions)
Tax revenue	$489	$485
Transportation	484	472
Utilities	376	370
Education	283	278
Healthcare	148	144
All others	84	68
Total	$1,864	$1,817

Other Investments

Other invested assets, which are generally less liquid than fixed-maturity securities primarily consist of the investment in Sound Point and fund investments across a variety of strategies.

The Insurance segment reports the Company’s percentage ownership of Sound Point funds and AHP funds’ as equity method investments with changes in NAV included in the Insurance segment adjusted operating income. As of December 31, 2023, three of the funds in which the Company invests are consolidated and the remaining are accounted as equity method investments in the Company’s consolidated financial statements. As of December 31, 2022, all of the funds in which the Company directly invested were consolidated in the consolidated financial statements. See “— Commitments” below.

Investment in Assets Managers and Alternative Investments by Strategy
As of December 31, 2023

	Investments	Eliminations	Consolidated
	(in millions)
Sound Point (1)	$429	$—	$429
Alternative investments:
CLOs (2)	315	(223)	92
Asset-based	192	(82)	110
Healthcare	102	—	102
Other	130	—	130
Total (3)	$1,168	$(305)	$863
____________________
(1)    The investment in Sound Point is carried on the equity method.
(2)     Represents primarily investments in the equity of U.S. and European CLOs.
(3)    Includes $34 million in alternative investments reported in fixed-maturity securities, available-for-sale, on the consolidated balance sheets.

Alternative Investments by Strategy
As of December 31, 2022

	Investments	Eliminations	Consolidated
	(in millions)
CLOs	$272	$(272)	$—
Asset-based	101	(101)	—
Healthcare	91	(91)	—
Municipal bonds (1)	105	(105)	—
Other	133	—	133
Total	$702	$(569)	$133
____________________
(1)     In the first quarter of 2023, the fund distributed substantially all of its available cash to the AGAS and other investors in the fund.

Change in Fair Value of Alternative Investments by Strategy
Year Ended December 31, 2023

	Investments	Eliminations	Consolidated
	(in millions)
Sound Point	$5	$—	$5
CLOs	49	(46)	3
Asset-based	5	(4)	1
Healthcare	19	(9)	10
Other	9	—	9
Total	$87	$(59)	$28

Change in Fair Value of Alternative Investments by Strategy
Year Ended December 31, 2022

	Investments	Eliminations	Consolidated
	(in millions)
CLOs	$(2)	$2	$—
Asset-based	5	(5)	—
Healthcare	(11)	13	2
Municipal bonds	(2)	2	—
Other	(44)	—	(44)
Total	$(54)	$12	$(42)

Change in Fair Value of Alternative Investments by Strategy
Year Ended December 31, 2021

	Investments	Eliminations	Consolidated
	(in millions)
CLOs	$29	$(29)	$—
Asset-based	19	(19)	—
Healthcare	30	—	30
Municipal bonds	2	(2)	—
Other	64	—	64
Total	$144	$(50)	$94

Commitments

Upon closing of the Sound Point Transaction and the AHP Transaction in July, the Company has increased the aggregate amount it has agreed to invest in alternative investments to $1.5 billion, including the $1 billion in Sound Point managed investments, subject to regulatory approval, which includes $739 million of invested capital (at fair value), and $779 million in unfunded commitments. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, for a description of the Sound Point Transaction.

Of the $1.5 billion mentioned above, the U.S. Insurance Subsidiaries through their jointly owned investment subsidiary, AGAS, are authorized to invest up to $750 million plus previously distributed gains of $108 million for a total of $858 million as of December 31, 2023. As of December 31, 2023, AGAS commitments to Sound Point and AHP funds were $775 million (of which $534 million was funded with a NAV of $571 million). This capital was committed to several funds, each dedicated to a single strategy, including CLOs, asset-based finance and healthcare structured capital. As of December 31, 2023, three of the eight funds in which AGAS invests are accounted for as CIVs.

Restricted Assets

    Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $234 million and $222 million, as of December 31, 2023 and December 31, 2022, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,154 million and $1,169 million, based on fair value as of December 31, 2023 and December 31, 2022, respectively.

Lease Obligations

The Company has entered into several lease agreements for office space in Bermuda; New York; San Francisco; Asheville, North Carolina; London; Paris; and other locations with various lease terms. See Item 8, Financial Statements and Supplementary Data, Note 17, Leases, for a table of minimum lease obligations and other lease commitments.

FG VIEs and CIVs

    The Company manages its liquidity needs by evaluating cash flows without the effect of consolidating FG VIEs and CIVs; however, the Company’s consolidated financial statements include the effect of consolidating FG VIEs and CIVs. The primary sources and uses of cash at Assured Guaranty’s FG VIEs and CIVs are as follows:

•FG VIEs. The primary sources of cash in FG VIEs are the collection of principal and interest on the collateral supporting the debt obligations, and the primary uses of cash are the payment of principal and interest due on the debt obligations. The insurance subsidiaries are not primarily liable for the debt obligations issued by the VIEs they insure and would only be required to make payments on those insured debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and only for the amount of the shortfall. AGL’s and its insurance subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the FG VIEs. In the fourth quarter of 2023, all of the Toll Bonds in the Puerto Rico Trusts were called, resulting in cash proceeds of $154 million. Such cash proceeds comprise the vast majority of the assets in the Puerto Rico Trusts as of December 31, 2023. In January 2024, such proceeds were used to pay down a portion of the liabilities of the Puerto Rico Trusts. The remaining liabilities of the Puerto Rico Trusts are payable by the U.S. Insurance Subsidiaries under their financial guaranty policies and are no longer dependent on the credit of PRHTA.

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

Consolidated Cash Flow Summary

    The summarized consolidated statements of cash flows in the table below present the cash flow effect for the aggregate of the Insurance and Asset Management businesses and holding companies, separately from the aggregate effect of consolidating FG VIEs and CIVs. In the third quarter of 2023, as a result of the Sound Point Transaction and AHP Transaction, the Company deconsolidated all CLOs and CLO warehouses and certain funds. As a result, beginning July 1, 2023, the Company’s cash flow statements will no longer include all the operating, investing and financing cash flow activity of the deconsolidated CIVs. See Item 8, Financial Statements and Supplementary Data, and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for additional information.

Summarized Consolidated Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net cash flows provided by (used in) operating activities, excluding FG VIEs and CIVs operating cash flows	$(108)	$(1,056)	$420
FG VIEs and CIVs operating cash flows	569	(1,423)	(2,357)
Net cash flows provided by (used in) operating activities	461	(2,479)	(1,937)

Net cash flows provided by (used in) investing activities, excluding FG VIEs and CIVs investing cash flows	365	1,618	(156)
FG VIEs and CIVs investing cash flows	(79)	122	179
Net cash flows provided by (used in) investing activities	286	1,740	23

Net cash flows provided by (used in) financing activities, excluding FG VIEs and CIVs financing cash flows
Dividends paid	(67)	(64)	(66)
Repurchases of common shares	(199)	(500)	(496)
Issuance of long-term debt, net of issuance costs	345	—	889
Redemptions and purchases of debt, including make-whole payment	(330)	—	(619)
Other	(19)	(8)	(12)
FG VIEs and CIVs financing cash flows	(400)	1,184	2,264
Net cash flows provided by (used in) financing activities (1)	(670)	612	1,960

Effect of exchange rate changes,excluding FG VIEs and CIVs	2	(3)	(2)
Effect of exchange rate changes for FG VIEs and CIVs	—	(5)	—
Effect of exchange rate changes	2	(8)	(2)
Increase (decrease) in cash and cash equivalents and restricted cash	79	(135)	44
Cash and cash equivalents and restricted cash at beginning of period	207	342	298
Cash and cash equivalents and restricted cash at the end of the period	$286	$207	$342
____________________
(1)     Claims paid on consolidated FG VIEs are presented in the consolidated statements of cash flows as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

Cash flows from operations, excluding FG VIEs and CIVs, were an outflow of $108 million in 2023 and an outflow of $1,056 million in 2022. The decrease in outflows during 2023 was primarily due to a $964 million decrease in net claim payments, primarily due to the 2022 Puerto Rico Resolutions as well as a decrease of $101 million in tax payments. Cash flows from operations attributable to FG VIE and CIV were inflows in 2023 and outflows in 2022, primarily because all the CLOs and CLO warehouses, which generally reported significant operating cash flows, had limited operating activities and new issuances in the first half of 2023 pending the closing of the Sound Point Transaction and AHP Transaction, at which point the CLOs and CLO warehouses were deconsolidated. The consolidated statements of cash flows present the investing activities of the consolidated Sound Point funds, which were formerly known as AssuredIM funds, and CLOs as cash flows from operations. The increase in inflows in 2023 compared with 2022 was mainly due to a decrease of $3,084 million in investment purchases, partially offset by a decrease of investment sales, maturities and paydowns of $1,122 million.

Investing activities primarily consisted of net sales (purchases) of debt and short-term investments, and paydowns on and sales of FG VIEs’ assets. The decrease in investing cash inflows in 2023 compared with 2022 was mainly attributable to an increase in short-term investments in 2023 compared to net sales of short-term and fixed-maturity securities in 2022. In 2022, investing inflows were used to fund claim payments under the 2022 Puerto Rico Resolutions and share repurchases. See Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure, for additional information.

Financing activities primarily consist of (i) AGL share repurchases and dividends, (ii) paydowns of FG VIEs’ liabilities and (iii) CLO issuances and CLO warehouse financing activities. The CIVs’ financing cash flows mainly included issuances and repayments of CLOs and CLO warehouse financing debt in 2022. The decrease in financing cash flow activity from VIEs was primarily due to a decrease of $2,363 million in issuances, partially offset by a decrease in repayments of $1,002 million by the previously consolidated CLOs and CLO warehouses. The proceeds from CLO issuances and CLO warehouse borrowings were used to fund the purchases of loans. FG VIEs’ cash flows relate to the paydowns of FG VIEs’ liabilities. See Item 8, Financial Statements and Supplementary Data, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

From January 1, 2024 through February 27, 2024, the Company repurchased an additional 951 thousand common shares. As of February 27, 2024, the Company was authorized to purchase $228 million of its common shares. For more information about the Company’s share repurchases and authorizations, see Item 8, Financial Statements and Supplementary Data, Note 19, Shareholders’ Equity.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss due to factors that affect the overall performance of the financial markets or movements in market prices. The Company’s primary market risk exposures include interest rate risk, foreign currency exchange rate risk and credit spread risk. Interest rate risk is the risk that financial instruments’ values will change due to changes in the level of interest rates, in the spread between two rates, in the shape of the yield curve or in any other interest rate relationship. The Company is primarily affected by market risk in the following areas.

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

•The fair value of the investment portfolio contains non-U.S. dollar denominated securities whose value also fluctuates based on changes in foreign exchange rates. The carrying value of premiums receivable includes foreign denominated receivables whose values fluctuate based on changes in foreign exchange rates.

•The fair value of CIVs are sensitive to changes in market risk.

•The fair value of the assets and liabilities of consolidated FG VIEs may fluctuate based on changes in prepayments, spreads, default rates, interest rates and house prices. The fair value of the FG VIEs’ liabilities also fluctuates based on changes in the Company’s credit spread.

Sensitivity of Credit Derivatives to Changes in Credit Spreads

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

The Company determines its own credit risk based on quoted CDS prices traded on AGC at each balance sheet date. The quoted price of five-year CDS contracts traded on AGC at December 31, 2023 and December 31, 2022 was 66 bps and 63 bps, respectively. Movements in AGM’s CDS prices do not have a significant impact on the estimated fair value of the

Company’s credit derivative contracts due to the relatively low volume and characteristics of CDS contracts in AGM’s portfolio.

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structural terms, the underlying change in fair value of each transaction may vary considerably. An overall narrowing of spreads generally results in a fair value gain on credit derivatives for the Company, and an overall widening of spreads generally results in a fair value loss for the Company.

The fair value of credit derivative contracts also reflects the change in the Company’s own credit cost, based on the price to purchase credit protection on AGC. Historically, the price of CDS traded on AGC typically moved directionally the same as general market spreads, although this may not always be the case. In certain circumstances, due to the fact that spread movements are not perfectly correlated, the narrowing or widening of the price of CDS traded on AGC can have a more significant financial statement impact than the changes in credit spread of risks it insures.

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of fair value gains that are recognized on certain CDS contracts. Based on fair value, approximately 11.5% of the Company’s CDS contracts used this minimum premium in determining fair value as of December 31, 2023. As of December 31, 2022, the use of the minimum premium did not have an effect on fair value. The percentage of transactions that price using the minimum premium fluctuates due to changes in AGC’s credit spreads. In general, when AGC’s credit spreads narrow, the cost to hedge AGC’s name declines and more transactions price above previously established floor levels. Meanwhile, when AGC’s credit spreads widen, the cost to hedge AGC’s name increases causing more transactions to price at established floor levels.

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming an immediate shift in the net spreads assumed by the Company. The net spread includes the spread of the underlying collateral and the credit spreads on AGC.

Effect of Changes in Credit Spread on Credit Derivatives

	As of December 31, 2023		As of December 31, 2022
Credit Spreads	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
Increase of 25 bps	$(115)	$(65)	$(233)	$(71)
Base Scenario	(50)	—	(162)	—
Decrease of 25 bps	(29)	21	(99)	63
All transactions priced at floor	(12)	38	(27)	135

See Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Contracts Accounted for as Credit Derivatives, for additional information.

Sensitivity of Investment Portfolio to Interest Rate Risk

The Company is exposed to interest rate risk in its investment portfolio. As interest rates rise for an available-for-sale investment portfolio, the fair value of fixed-maturity securities generally decreases; as interest rates fall for an available-for-sale portfolio, the fair value of fixed-maturity securities generally increases. The Company’s policy is generally to hold assets in the investment portfolio to maturity. Therefore, barring a default, interest rate movements do not result in realized gains or losses unless securities are sold prior to maturity. The Company does not hedge interest rate risk; instead, interest rate fluctuation risk is managed through the investment guidelines which limit duration and prohibit investment in historically high volatility sectors.

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

	As of December 31,
	2023	2022
	(in millions)
Decrease of 300 bps	$804	$1,315
Decrease of 200 bps	547	854
Decrease of 100 bps	267	404
Increase of 100 bps	(261)	(378)
Increase of 200 bps	(520)	(734)
Increase of 300 bps	(774)	(1,069)
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

Sensitivity of Expected Loss to be Paid (Recovered) to Interest Rates

Expected losses to be paid (recovered), and therefore loss reserves and loss and LAE, are sensitive to changes in interest rates in several ways. First, expected losses to be paid are discounted at the end of each reporting period at the risk-free rate, such that an increase in discount rates has the effect of reducing net expected loss to be paid or reducing net expected recoverables. The effect of changes in discount rates on expected losses to be paid was a loss of $3 million in 2023, a gain of $115 million in 2022, and a gain of $33 million in 2021. The gain related to changes in discount rates was highest in 2022 as interest rates rose from historically low levels during 2022.

Some of the Company’s expected losses to be paid (recovered) relate to insured obligations with variable interest rates.
Fluctuations in interest rates impact the performance of insured transactions where there are differences between the interest rates on the underlying collateral and the interest rates on the insured securities. For example, a rise in interest rates could increase the amount of losses the Company projects for certain RMBS and student loan transactions. The impact of fluctuations in interest rates on such transactions varies, depending on, among other things, the interest rates on the underlying collateral and insured securities, the relative amounts of underlying collateral and liabilities, the structure of the transaction and the sensitivity to interest rates of the behavior of the underlying borrowers and the value of the underlying assets.

    In the case of RMBS, fluctuations in interest rates impact the amount of periodic excess spread, which is created when a trust’s underlying collateral produce interest that exceeds the amount required to pay interest on the insured notes. There are several RMBS transactions in the Company’s insured portfolio which benefit from excess spread either by using it to cover losses in a particular period or to reimburse past claims under the Company’s policies. As of December 31, 2023, the Company projects that the maximum potential excess spread at risk in the U.S. RMBS transactions is approximately $20 million.

Since RMBS excess spread is determined by the relationship between interest rates on the underlying collateral and of the trust’s certificates, it can be affected by unmatched moves in either of these interest rates. For example, modifications to underlying mortgage rates (e.g., rate reductions for troubled borrowers) can reduce excess spread when an upswing in short-term rates that increases the trust’s certificate interest rate is not met with equal increases to the interest rates on the underlying mortgages. These potential reductions in excess spread are often mitigated by an interest rate cap, which goes into effect once the collateral rate falls below the stated certificate rate. Interest due on most of the RMBS transactions the Company insures is capped at the collateral rate. The Company is not obligated to pay additional claims when the collateral interest rate drops below the trust's certificate stated interest rate, rather this just causes the Company to lose the benefit of potential positive excess spread. Additionally, faster than expected prepayments can decrease the dollar amount of excess spread and therefore reduce the cash flow available to cover losses or reimburse past claims. Interest rates can also have indirect effects on the underlying performance or value of collateral backing an obligation. Higher interest rates can lead to slower prepayments of debt, and can cause market prices of financed assets to decline. Conversely, lower interest rates can lead to faster prepayment and higher potential recovery values.

In addition, the value of expected recoveries that are in the form of bonds or other securities (which are sensitive to changes in interest rates) also affects the net expected loss to be paid (recovered). See Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure and Note 4, Expected Loss to be Paid (Recovered).

Sensitivity to Foreign Exchange Rate Risk

Foreign exchange risk is the risk that a financial instrument’s value will change due to a change in the foreign currency exchange rates. The Company has foreign denominated securities in its investment portfolio as well as foreign denominated premium receivables. The Company’s material exposure is to changes in U.S. dollar/pound sterling and U.S. dollar/euro exchange rates. Securities denominated in currencies other than U.S. dollar were 9.1% and 9.2% of the fixed-maturity securities and short-term investments as of December 31, 2023 and 2022, respectively. Changes in fair value of available-for-sale investments attributable to changes in foreign exchange rates are recorded in other comprehensive income. Approximately 70% and 74% of installment premiums at December 31, 2023 and December 31, 2022, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro. Changes in premiums receivable attributable to changes in foreign exchange rates are reported in the consolidated statement of operations.

Increase (Decrease) in Carrying Value
of Fixed-Maturity Securities and Short-Term Investments and Premiums Receivable
from Changes in Foreign Exchange Rates

	Fixed-Maturity Securities and Short-Term Investments		Premium Receivable, net of Reinsurance and Commissions Payable
	As of December 31,		As of December 31,
	2023	2022	2023	2022
	(in millions)
Decrease of 30%	$(227)	$(226)	$(305)	$(288)
Decrease of 20%	(151)	(151)	(204)	(192)
Decrease of 10%	(76)	(75)	(102)	(96)
Increase of 10%	76	75	102	96
Increase of 20%	151	151	204	192
Increase of 30%	227	226	305	288

See Part II, Item 8, Financial Statements and Supplementary Data, Note 7, Investments and Cash and Note 5, Contracts Accounted for as Insurance, for additional information.

Sensitivity of CIVs to Market Risk

The fair value of the consolidated CLO fund, which is the largest CIV, is generally sensitive to changes related to: estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); reinvestment assumptions; yields implied by market prices for similar securities; and changes to the market prices of loans similar to those held by the CLO fund. Significant changes to some of these inputs could materially change the NAV of the consolidated CLO fund, as these are all inputs used to project and discount future cash flows.

The Company’s sensitivity to changes in fair value of the CIVs is summarized below.

Sensitivity of CIVs
to Changes in Fair Value (Pre-Tax)

	As of December 31,
	2023	2022
	(in millions)
Decrease of 10%	$(28)	$(19)
Increase of 10%	28	19

See Part II, Item 8, Financial Statements and Supplementary Data, Note 7, Investments and Cash, for additional information.

Sensitivity of FG VIEs’ Assets and Liabilities to Market Risk

The fair value of the Company’s FG VIEs’ assets is generally sensitive to changes related to estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to some of these inputs could materially change the fair value of the FG VIEs’ assets and the implied collateral losses within the transaction. In general, the fair value of the FG VIEs’ assets is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically leads to a decrease in the fair value of FG VIEs’ assets, while a decrease in collateral losses typically leads to an increase in the fair value of FG VIEs’ assets. The third-party pricing provider utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted average lives and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithms designed to aggregate market color, received by the independent third party, on comparable bonds.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

    We have audited the accompanying consolidated balance sheets of Assured Guaranty Ltd. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of the Loss and Loss Adjustment Expense (LAE) Reserve and the Salvage and Subrogation Recoverable - Estimation of the Expected Loss to be Paid (Recovered)

    As described in Notes 4 and 5 to the consolidated financial statements, the loss and LAE reserve and the salvage and subrogation recoverable reported on the consolidated balance sheet relate only to direct and assumed reinsurance contracts that are accounted for as insurance, substantially all of which are financial guaranty insurance contracts. As of December 31, 2023, the loss and LAE reserve was $376 million and the salvage and subrogation recoverable was $298 million. A loss and LAE reserve for a financial guaranty insurance contract is recorded only to the extent, and for the amount, that expected loss to be paid plus contra-paid (total losses) exceed the deferred premium revenue, on a contract-by-contract basis. The expected loss to be paid (recovered) is equal to the present value of expected future cash outflows for loss and LAE payments, net of inflows for expected salvage and subrogation and net of excess spread on underlying collateral, using current risk-free rates. If a transaction is in a net recovery position, this results in the recording of a salvage and subrogation recoverable. Expected cash outflows and inflows are probability weighted cash flows that reflect management’s assumptions about the likelihood of all possible outcomes based on all information available to management. The determination of expected loss to be paid (recovered) is a subjective process involving numerous estimates, assumptions and judgments relating to internal credit ratings, severity of loss, delinquencies, liquidation rates, prepayment rates, timing of cash flows, recovery rates, and probability weightings, as used in the respective cash flow models used by management.

    The principal considerations for our determination that performing procedures relating to the valuation of the loss and LAE reserve and the salvage and subrogation recoverable – estimation of the expected loss to be paid (recovered) is a critical audit matter are (i) the significant judgment by management in determining the significant assumptions related to internal credit ratings, severity of loss, delinquencies, liquidation rates, prepayment rates, timing of cash flows, recovery rates, and probability weightings (collectively referred to as the “significant assumptions”) used in the respective cash flow models in determining the estimate, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the aforementioned significant assumptions and judgments used in the respective cash flow models; and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge.

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

Valuation of the Consideration Received for the Contribution of Most of the Assured Investment Management LLC Business to Sound Point Capital Management LP

As described in Note 1 to the consolidated financial statements, on July 1, 2023, the Company contributed most of its Assured Investment Management LLC asset management business to Sound Point Capital Management LP. The Company received common interests in Sound Point Capital Management LP representing a 30% participation percentage in Sound Point Capital Management LP, and certain other interests in related Sound Point entities (collectively Sound Point). The fair value of Sound Point as of July 1, 2023 was determined using a weighted average of two valuation methodologies: a discounted cash flow model and a guideline public company model. The discounted cash flow model estimates fair value based on the present value of the cash flows expected to be generated over a projection period of 6.0 years, with a terminal value determined after the final year of the projection. The development of the expected cash flows included assumptions related to the growth in assets under management over the 6.0 year projection period, EBITDA margin, terminal growth rate, and discount rate. The guideline public company model estimates fair value using the prices of comparable public companies. The Company recorded its consideration received as a $425 million equity method investment in Sound Point, determined as its share of the fair value of Sound Point as of the date of contribution, in other invested assets.

The principal considerations for our determination that performing procedures relating to the valuation of the consideration received for the contribution of most of the Assured Investment Management LLC business to Sound Point Capital Management LP is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the consideration received, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the growth in assets under management over a 6.0 year projection period, EBITDA margin, and discount rate used in the discounted cash flow model, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the consideration received, including controls over the reasonableness of the significant assumptions utilized in the discounted cash flow model. These procedures also included, among others, (i) reading the transaction agreement, (ii) testing management’s process for developing the fair value estimate of the consideration received, (iii) evaluating the appropriateness of the discounted cash flow model, (iv) testing the completeness and accuracy of the underlying data used in the discounted cash flow model, and (v) evaluating the reasonableness of management’s significant assumptions related to the growth of assets under management over a 6.0 year projection period, EBITDA margin, and discount rate. Evaluating management’s assumptions related to the growth of assets under management and EBITDA margin involved evaluating whether the assumptions used were reasonable considering the past performance of Sound Point Capital Management LP and relevant external market and industry data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow model and the reasonableness of the discount rate significant assumption.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 28, 2024

We have served as the Company’s auditor since 2003.

Assured Guaranty Ltd.
Consolidated Balance Sheets
(dollars in millions except share data)

	As of December 31,
	2023	2022
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $77 and $65 (amortized cost of $6,746 and $7,707)	$6,307	$7,119
Fixed-maturity securities, trading, at fair value	318	303
Short-term investments, at fair value	1,661	810
Other invested assets (includes $3 and $30, at fair value)	829	133
Total investments	9,115	8,365
Cash	97	107
Premiums receivable, net of commissions payable	1,468	1,298
Deferred acquisition costs	161	147
Salvage and subrogation recoverable	298	257
Financial guaranty variable interest entities’ assets (includes $174 and $413, at fair value)	328	416
Assets of consolidated investment vehicles (includes $331 and $5,363, at fair value)	366	5,493
Goodwill and other intangible assets	6	163
Other assets (includes $123 and $148, at fair value)	700	597
Total assets	$12,539	$16,843
Liabilities
Unearned premium reserve	$3,658	$3,620
Loss and loss adjustment expense reserve	376	296
Long-term debt	1,694	1,675
Credit derivative liabilities, at fair value	53	163
Financial guaranty variable interest entities’ liabilities, at fair value (with recourse $543 and $702, without recourse $11 and $13)	554	715
Liabilities of consolidated investment vehicles (includes $0 and $4,431, at fair value)	4	4,625
Other liabilities	435	457
Total liabilities	6,774	11,551

Commitments and contingencies (Note 18)
Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 56,217,305 and 59,013,040 shares issued and outstanding)	1	1
Retained earnings	6,070	5,577
Accumulated other comprehensive income (loss), net of tax of $(67) and $(84)	(359)	(515)
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	5,713	5,064
Nonredeemable noncontrolling interests (Note 8)	52	228
Total shareholders’ equity	5,765	5,292
Total liabilities and shareholders’ equity	$12,539	$16,843

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Operations
(dollars in millions except share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Net earned premiums	$344	$494	$414
Net investment income	365	269	269
Asset management fees	53	93	88
Net realized investment gains (losses)	(14)	(56)	15
Fair value gains (losses) on credit derivatives	114	(11)	(58)
Fair value gains (losses) on committed capital securities	(35)	24	(28)
Fair value gains (losses) on financial guaranty variable interest entities	8	22	23
Fair value gains (losses) on consolidated investment vehicles	88	17	127
Foreign exchange gains (losses) on remeasurement	53	(112)	(23)
Fair value gains (losses) on trading securities	74	(34)	—
Gain on sale of asset management subsidiaries	262	—	—
Other income (loss)	61	17	21
Total revenues	1,373	723	848
Expenses
Loss and loss adjustment expenses (benefit)	162	16	(220)
Interest expense	90	81	87
Loss on extinguishment of debt	—	—	175
Amortization of deferred acquisition costs (DAC)	13	14	14
Employee compensation and benefit expenses	251	258	230
Other operating expenses	217	167	179
Total expenses	733	536	465
Income (loss) before income taxes and equity in earnings (losses) of investees	640	187	383
Equity in earnings (losses) of investees	28	(39)	94
Income (loss) before income taxes	668	148	477
Provision (benefit) for income taxes
Current	63	14	96
Deferred	(156)	(3)	(38)
Total provision (benefit) for income taxes	(93)	11	58
Net income (loss)	761	137	419
Less: Noncontrolling interests	22	13	30
Net income (loss) attributable to Assured Guaranty Ltd.	$739	$124	$389

Earnings per share:
Basic	$12.54	$1.95	$5.29
Diluted	$12.30	$1.92	$5.23

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$761	$137	$419
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $14, $(121) and $(31)	141	(718)	(202)
Investments with credit impairment, net of tax provision (benefit) of $1, $(20) and $2	6	(86)	6
Change in net unrealized gains (losses) on investments	147	(804)	(196)
Change in instrument-specific credit risk on financial guaranty variable interest entities’ liabilities with recourse, net of tax provision (benefit)	3	(2)	(1)
Other, net of tax provision (benefit)	6	(9)	(1)
Other comprehensive income (loss)	156	(815)	(198)
Comprehensive income (loss)	917	(678)	221
Less: Comprehensive income (loss) attributable to noncontrolling interests	22	13	30
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$895	$(691)	$191

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Shareholders’ Equity
(dollars in millions, except share data)

	Common Shares Outstanding	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.					Nonredeemable Noncontrolling Interests	Total Shareholders’ Equity
		Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total
As of December 31, 2020	77,546,896	$1	$6,143	$498	$1	$6,643	$41	$6,684
Net income	—	—	389	—	—	389	29	418
Dividends ($0.88 per share)	—	—	(65)	—	—	(65)	—	(65)
Common shares repurchases	(10,519,040)	—	(496)	—	—	(496)	—	(496)
Share-based compensation	490,568	—	19	—	—	19	—	19
Consolidation	—	—	—	—	—	—	89	89
Contributions	—	—	—	—	—	—	40	40
Distributions	—	—	—	—	—	—	(13)	(13)
Other comprehensive loss	—	—	—	(198)	—	(198)	—	(198)
As of December 31, 2021	67,518,424	1	5,990	300	1	6,292	186	6,478
Net income	—	—	124	—	—	124	14	138
Dividends ($1.00 per share)	—	—	(64)	—	—	(64)	—	(64)
Common shares repurchases	(8,847,981)	—	(503)	—	—	(503)	—	(503)
Share-based compensation	342,597	—	30	—	—	30	—	30
Contributions	—	—	—	—	—	—	89	89
Distributions	—	—	—	—	—	—	(61)	(61)
Other comprehensive loss	—	—	—	(815)	—	(815)	—	(815)
As of December 31, 2022	59,013,040	1	5,577	(515)	1	5,064	228	5,292
Net income	—	—	739	—	—	739	22	761
Dividends ($1.12 per share)	—	—	(68)	—	—	(68)	—	(68)
Common shares repurchases	(3,215,893)	—	(199)	—	—	(199)	—	(199)
Share-based compensation	420,158	—	21	—	—	21	—	21
Reclassification to liabilities	—	—	—	—	—	—	(16)	(16)
Contributions	—	—	—	—	—	—	20	20
Distributions	—	—	—	—	—	—	(70)	(70)
Other comprehensive income	—	—	—	156	—	156	—	156
Deconsolidation of investment vehicles	—	—	—	—	—	—	(132)	(132)
As of December 31, 2023	56,217,305	$1	$6,070	$(359)	$1	$5,713	$52	$5,765

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
 (in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$761	$137	$419
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	58	65	69
Net amortization of premium (discount) on investments	(37)	5	—
Provision (benefit) for deferred income taxes	(156)	(3)	(38)
Net realized investment losses (gains)	14	56	(15)
Equity in (earnings) losses of investees	(28)	39	(94)
Fair value losses (gains) on committed capital securities	35	(24)	28
Fair value losses (gains) on trading securities	(74)	34	—
Loss on extinguishment of debt	—	—	175
Gain on sale of asset management subsidiaries	(262)	—	—
Change in premiums receivable, net of premiums and commissions payable	(157)	74	—
Change in unearned premium reserve, net	26	(93)	(17)
Change in loss and loss adjustment expense reserve and salvage and subrogation recoverable, net	35	(1,207)	(99)
Change in current income taxes	72	(106)	64
Change in credit derivative assets and liabilities, net	(112)	8	54
Other	(90)	(37)	(8)
Cash flows from consolidated investment vehicles:
Purchases of securities	(340)	(3,201)	(4,957)
Sales of securities	675	1,513	2,161
Maturities and paydowns of securities	60	156	430
Proceeds from (purchases of) money market funds	66	6	(6)
Purchases to cover securities sold short	—	(223)	(621)
Proceeds from securities sold short	—	188	618
Other changes in consolidated investment vehicles	(85)	134	(100)
Net cash flows provided by (used in) operating activities	461	(2,479)	(1,937)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows, Continued
 (in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from investing activities:
Fixed-maturity securities, available for sale:
Purchases	(540)	(371)	(1,236)
Sales	862	717	428
Maturities and paydowns	746	682	1,148
Short-term investments with original maturities of over three months:
Purchases	(16)	(63)	—
Sales	4	—	—
Maturities and paydowns	36	36	36
Net sales (purchases) of short-term investments with original maturities of less than three months	(872)	439	(410)
Fixed-maturity securities, trading:
Sales	—	121	—
Maturities and paydowns	63	87	—
Purchases of other invested assets	(198)	(25)	(79)
Sales and return of capital of other invested assets	29	36	80
Paydowns on financial guaranty variable interest entities’ assets	175	84	62
Other	(3)	(3)	(6)
Net cash flows provided by (used in) investing activities	286	1,740	23

Cash flows from financing activities:
Dividends paid	$(67)	$(64)	$(66)
Repurchases of common shares	(199)	(500)	(496)
Net paydowns of financial guaranty variable interest entities’ liabilities	(149)	(99)	(53)
Issuance of long-term debt, net of issuance costs	345	—	889
Redemptions and purchases of debt, including make-whole payment	(330)	(2)	(620)
Other	(19)	(6)	26
Cash flows from consolidated investment vehicles:
Proceeds from issuance of collateralized loan obligations	—	1,372	3,276
Repayment of collateralized loan obligations	(1)	(373)	(824)
Proceeds from issuance of warehouse financing debt	—	991	1,338
Repayment of warehouse financing debt	(166)	(796)	(1,537)
Contributions from noncontrolling interests to consolidated investment vehicles	—	74	39
Distributions to noncontrolling interests from consolidated investment vehicles	(80)	(26)	(12)
Borrowing (payment) under credit facility	(4)	41	—
Net cash flows provided by (used in) financing activities	(670)	612	1,960
Effect of foreign exchange rate changes	2	(8)	(2)
Increase (decrease) in cash and cash equivalents and restricted cash	79	(135)	44
Cash and cash equivalents and restricted cash at beginning of period	207	342	298
Cash and cash equivalents and restricted cash at end of period	$286	$207	$342

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows, Continued
 (in millions)

	Year Ended December 31,
	2023	2022	2021
Supplemental cash flow information
Income taxes paid (received)	$4	$105	$24
Interest paid on long-term debt	77	77	80

Supplemental disclosure of non-cash activities:
Puerto Rico Salvage (see Note 3)
Fixed-maturity securities, available-for-sale, received as salvage	$1	$986	$—
Fixed-maturity securities, available-for-sale, ceded to a reinsurer	—	27	—
Fixed-maturity securities, trading, received as salvage	—	549	—
Fixed-maturity securities, trading, ceded to a reinsurer	—	6	—
Debt securities of financial guaranty variable interest entities received as salvage	—	234	—
Contributions from noncontrolling interests	20	36	1
Distributions to noncontrolling interests	27	56	1
Sale of asset management subsidiaries
Assets acquired	437	—	—
Assets transferred	240	—	—
Liabilities transferred	66	—	—

	As of December 31,
	2023	2022	2021
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash	$97	$107	$120
Restricted cash (included in other assets)	—	1	2
Cash of financial guaranty variable interest entities (see Note 8)	154	2	—
Cash and cash equivalents of consolidated investment vehicles (see Note 8)	35	97	220
Cash and cash equivalents and restricted cash at the end of period	$286	$207	$342

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

Asset Management

Until July 1, 2023, the Company served as an investment advisor to primarily collateralized loan obligations (CLOs) and opportunity funds, through Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM). Beginning July 1, 2023, the Company participates in the asset management business through its ownership interest in Sound Point Capital Management, LP (Sound Point, LP) and certain of its investment management affiliates (together with Sound Point, LP, Sound Point), as described below.

On July 1, 2023, Assured Guaranty contributed to Sound Point, LP most of its asset management business, other than that conducted by Assured Healthcare Partners LLC (AHP) (AssuredIM Contributed Business), as contemplated by the transaction agreement entered into with Sound Point on April 5, 2023 (Transaction Agreement). Assured Guaranty received, subject to certain potential post-closing adjustments, approximately 30% of the common interests in Sound Point, LP, and certain other interests in Sound Point.

In addition, in accordance with the terms of a letter agreement (Letter Agreement), effective July 1, 2023, Assured Guaranty Municipal Corp. and Assured Guaranty Corp. (collectively, the U.S. Insurance Subsidiaries), (i) engaged Sound Point as their sole alternative credit manager, and (ii) transitioned to Sound Point the management of certain existing alternative investments and related commitments. The Letter Agreement also provides that, in the first two years of Sound Point’s engagement, the U.S. Insurance Subsidiaries, including through their investment subsidiary AG Asset Strategies LLC (AGAS), would, subject to regulatory approval, make new investments in funds, other vehicles and separately managed accounts managed by Sound Point which, when aggregated with the alternative investments and commitments transitioned from Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM) and any reinvestments (collectively, Sound Point Investments), and investments made by other Assured Guaranty affiliates, will total $1 billion. The Letter Agreement contemplates a long-term investment partnership between Sound Point and Assured Guaranty, whereby the U.S. Insurance Subsidiaries have agreed to reinvest all returns of capital from Sound Point Investments for a period of 15 years, until July 1, 2038. Similarly, the Letter Agreement provides for reinvestment by the U.S. Insurance Subsidiaries of all gains and dividends from Sound Point Investments in the first two years of Sound Point’s engagement, and reinvestment of half of all such gains and dividends thereafter until July 1, 2033 (the transactions contemplated under the Transaction Agreement and the Letter Agreement, the Sound Point Transaction). On July 1, 2028, the U.S. Insurance Subsidiaries may choose to reduce the amounts invested or required to be reinvested in certain Sound Point Investments under the Letter Agreement, subject to adjustment in Assured Guaranty’s portion of its ownership interest in Sound Point. To the extent not required to be reinvested by the Letter Agreement, all proceeds from Sound Point Investments received in accordance with their operative investment documents can be distributed to the U.S. Insurance Subsidiaries. See Note 7, Investments and Cash.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
In July 2023, Assured Guaranty sold all of its equity interests in AHP, which manages healthcare funds, to an entity owned and controlled by the managing partner of AHP (AHP Transaction). In connection with the AHP Transaction, the Company agreed to remain a strategic investor in certain AHP managed funds, is retaining its portion of carried interest in certain AHP managed funds, and received other consideration.

Upon closing of the Sound Point Transaction and the AHP Transaction, the Company deconsolidated most of the corresponding AssuredIM entities (which had previously been classified as held-for-sale) and reported an investment in Sound Point that is accounted for under the equity method. In connection with the Sound Point Transaction and AHP Transaction, the Company reevaluated its consolidation conclusion for each consolidated investment vehicle (CIV) and deconsolidated all but three CIVs. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

The following table presents the calculation of the gain associated with the Sound Point Transaction and AHP Transaction.
Gain on Sound Point Transaction and AHP Transaction

(in millions)
Fair value of investment in Sound Point	$425
Fair value of other consideration (1)	25
Total consideration	450
Less net asset carrying value of transferred AssuredIM subsidiaries (2)	188
Gain on sale of asset management subsidiaries (3)	$262
____________________
(1)    Includes $13 million of cash, and a receivable reported in other assets of $12 million.
(2)    Includes goodwill and intangible assets of $155 million.
(3)     Consists of a $255 million gain on the Sound Point Transaction, and a $7 million gain on the AHP Transaction, which were both reported in the corporate division.

The Company’s interest in Sound Point is reported in other invested assets on the consolidated balance sheet. See Note 7, Investments and Cash, for additional information on accounting policies. On the date of acquisition, the Company’s cost basis of its investment in Sound Point is the fair value of the Company’s ownership interest in Sound Point. A third party valuation specialist determined the fair value of Sound Point on the date of acquisition. The valuation specialist utilized a weighted average of two valuation methodologies: a discounted cash flow model and a guideline public company model. The discounted cash flow model estimates fair value based on the present value of the cash flows expected to be generated over a projection period of 6.0 years, with a terminal value determined after the final year of the projection. The guideline public company model estimates fair value using the prices of comparable public companies. The development of the expected cash flows included assumptions related to the growth in assets under management over the 6.0 years projection period, earnings before interest, taxes, depreciation, and amortization (EBITDA) margin, terminal growth rate, and discount rate. The Company recorded its share of the fair value of Sound Point, determined as of the date of acquisition, in other invested assets.

The Company recognized expenses of $46 million during 2023 associated with the Sound Point Transaction and AHP Transaction.

Assets and Liabilities Held For Sale

The Company designated certain assets and liabilities supporting the Insurance segment as held for sale in the first quarter of 2023 and currently expects the sale of such assets to be completed in 2024. A disposal group is measured at the lower of carrying amount or fair value less any costs associated with the transaction. The Company assessed the disposal group for impairment and determined no impairment existed as of December 31, 2023. Upon classification of the disposal group as held for sale, the Company ceased depreciating held for sale fixed assets and amortizing held for sale intangibles. Assets held for sale were $28 million and liabilities held for sale were $2 million as of December 31, 2023 and were reported in “other assets” and “other liabilities,” respectively.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In management’s opinion, all material adjustments necessary for a fair statement of the financial condition, results of operations and cash flows of the Company, including its consolidated variable interest entities

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
(VIEs), are reflected in the periods presented and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year balances have been reclassified to conform to the current year’s presentation.

The consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries, and its consolidated financial guaranty VIEs (FG VIEs) and CIVs. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles. Intercompany accounts and transactions between and among all consolidated entities have been eliminated. All amounts are reported in U.S. dollars, unless otherwise specified.

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

The U.S. Insurance Subsidiaries jointly own an investment subsidiary, AGAS, which invests in funds managed by Sound Point, AHP, and, prior to July 1, 2023, AssuredIM (Sound Point and AHP funds, some of which were formerly known as AssuredIM funds).

AGL directly or indirectly owns several holding companies, two of which - Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) (collectively, the U.S. Holding Companies) - have public debt outstanding.

Significant Accounting Policies

The Company revalues foreign currency denominated assets, liabilities, revenue, and expenses, into U.S. dollars using the applicable exchange rates prescribed by GAAP. For subsidiaries where the functional currency is the U.S. dollar, gains and losses generated by the remeasurement of foreign currency transactions are reported in the consolidated statements of operations. For consolidated entities whose functional currency is not the U.S. dollar amounts generated by translating foreign currency financial statements to the Company’s U.S. dollar reporting currency, are reported in the consolidated statements of comprehensive income (loss).

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Other accounting policies are included in the following notes to the consolidated financial statements.

Note Name	Note Number
Expected loss to be paid (recovered)	Note 4
Contracts accounted for as insurance	Note 5
Contracts accounted for as credit derivatives	Note 6
Investments and cash	Note 7
Financial guaranty variable interest entities and consolidated investment vehicles	Note 8
Fair value measurement	Note 9
Asset management fees	Note 10
Goodwill and other intangible assets	Note 11
Long-term debt and credit facilities	Note 12
Employee benefit plans	Note 13
Income taxes	Note 14
Related parties	Note 16
Leases	Note 17
Commitments and contingencies	Note 18
Shareholders' equity	Note 19
Earnings per share	Note 21

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

Recent Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU enhance disclosures by requiring that the Company disclose significant segment expenses regularly provided to the chief operating decision maker (CODM), extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. This ASU is effective in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company will apply the amendments in this ASU retrospectively to all prior periods presented in its consolidated financial statements. The Company is evaluating the effect that the adoption of this ASU may have on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require enhanced annual disclosures regarding the rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The Company will apply the amendments in this ASU prospectively to all annual periods beginning after December 15, 2024. The Company is evaluating the effect that the adoption of this ASU may have on its disclosures.

2.    Segment Information

    The Company reports its results of operations in two segments: Insurance and Asset Management. The Company also reports the results of its Corporate division and the effects of consolidating FG VIEs and CIVs. This presentation is consistent with the manner in which the Company’s CODM reviews the business to assess performance and allocate resources.

The Insurance segment primarily consists of: (i) the Company’s insurance subsidiaries; and (ii) AGAS. Prior to July 1, 2023, the Asset Management segment consisted of AssuredIM, which provided asset management services to third-party investors, the U.S. Insurance Subsidiaries, and AGAS. Beginning in July 2023, the Company participates in the asset

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
management business through its investment in Sound Point as described in Note 1, Business and Basis of Presentation. Beginning in the third quarter of 2023, the Asset Management segment primarily includes the results of the Company’s equity method investment in Sound Point.

The Corporate division primarily consists of (i) interest expense and any losses on the extinguishment of the U.S. Holding Companies’ debt and (ii) other corporate operating expenses of AGL and the U.S. Holding Companies. The Corporate Division also includes the gain associated with the Sound Point Transaction and the AHP Transaction.

    The Other category primarily includes the effect of consolidating FG VIEs, CIVs, intersegment eliminations and, prior to July 1, 2023, the reclassification of reimbursable fund expenses. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

The segment results differ from the consolidated financial statements in certain respects. The Insurance segment includes: (i) premiums and losses from the financial guaranty insurance policies issued by the U.S. Insurance Subsidiaries that guarantee the FG VIEs’ debt; and (ii) AGAS’ share of earnings from investments in funds managed by Sound Point (prior to July 1, 2023, AssuredIM) and AHP funds in “equity in earnings (losses) of investees.” Under GAAP, (i) FG VIEs are consolidated by the U.S. Insurance Subsidiaries and the premiums and losses/recoveries associated with the financial guaranty policies associated with the FG VIEs’ debt are eliminated (the reconciliation tables below present the FG VIEs and related eliminations in “other”) and (ii) CIVs are consolidated by either AGUS or AGAS (in the reconciliation tables below, the CIVs and related eliminations of the Insurance segment’s “equity in earnings (losses) of investees” associated with AGAS’ ownership interest in CIVs are presented in “other”). Until July 1, 2023, under GAAP, reimbursable fund expenses were shown as a component of asset management fees and included in total revenues, whereas in the Asset Management segment in the tables below these expenses were netted in “segment expenses.”

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

Segment Information

	Years Ended December 31,
	2023		2022		2021
	Insurance	Asset Management	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$845	$49	$748	$78	$724	$73
Intersegment revenues	10	27	9	34	9	10
Segment revenues	855	76	757	112	733	83
Segment expenses	435	78	259	119	33	108
Segment equity in earnings (losses) of investees	82	5	(51)	—	144	—
Less: Segment provision (benefit) for income taxes	(119)	—	34	(1)	122	(6)
Segment adjusted operating income (loss)	$621	$3	$413	$(6)	$722	$(19)

Selected components of segment adjusted operating income:
Net investment income	$370	$—	$278	$—	$280	$—
Interest expense	—	1	1	1	—	1
Non-cash compensation and operating expenses (1)	38	8	41	18	56	17
_____________________
(1)    Consists of amortization of DAC and intangible assets, depreciation, share-based compensation (see Note 13, Employee Benefit Plans), write-off of long-lived intangible assets related to Municipal Assurance Corp.(MAC) licenses (see Note 11, Goodwill and Other Intangible Assets), and lease impairment (see Note 17, Leases).

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The tables below present a reconciliation of significant components of segment information to the comparable consolidated amounts.

Reconciliation of Segment Information to Consolidated Information
Year Ended December 31, 2023

				Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses	Equity in Earnings (Losses) of Investees	Provision (Benefit) for Income Taxes (1)	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$855	$435	$82	$(119)	$—	$621
Asset Management	76	78	5	—	—	3
Total segments	931	513	87	(119)	—	624
Corporate division	275	216	—	14	—	45
Other	61	6	(59)	(5)	22	(21)
Subtotal	1,267	735	28	(110)	22	648
Reconciling items:
Realized gains (losses) on investments	(14)	—	—	—	—	(14)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	104	(2)	—	—	—	106
Fair value gains (losses) on CCS	(35)	—	—	—	—	(35)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	51	—	—	—	—	51
Tax effect	—	—	—	17	—	(17)
Total consolidated	$1,373	$733	$28	$(93)	$22	$739
_____________________
(1)    Includes $189 million of tax benefit related to a Bermuda tax law change, which is included in Insurance segment. See Note 14, Income Taxes.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Supplemental Information
Year Ended December 31, 2023

	Net Earned Premiums	Net Investment Income	Loss and LAE (Benefit)	Amortization of DAC	Other Expenses(1)
	(in millions)
Segments:
Insurance	$347	$370	$161	$13	$261
Asset Management	—	—	—	—	77
Total segments	347	370	161	13	338
Corporate division	—	8	—	—	117
Other	(3)	(13)	3	—	13
Subtotal	344	365	164	13	468
Reconciling items:
Credit derivative impairment (recoveries) (2)	—	—	(2)	—	—
Total consolidated	$344	$365	$162	$13	$468
_____________________
(1)    Consists of “employee compensation and benefit expenses” and “other operating expenses.” Includes non-cash compensation and operating expenses of $38 million for Insurance segment, $8 million for Asset Management segment, and $18 million for Corporate division.
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

Segment, Corporate Division and Other
Revenues by Country of Domicile

	Year Ended December 31,
Country of Domicile	2023	2022	2021
	(in millions)
U.S.	$1,064	$727	$762
Bermuda	166	129	153
U.K.	36	32	42
Other	1	(1)	3
Total	$1,267	$887	$960

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

    The Company typically guarantees the payment of debt service when due. Since most of these payments are due in the future, the Company generally uses gross and net par outstanding as a proxy for its financial guaranty exposure. Gross par outstanding generally represents the principal amount of the insured obligation at a point in time. Net par outstanding equals gross par outstanding net of any reinsurance. The Company includes in its par outstanding calculation the impact of any consumer price index inflator to the reporting date as well as, in the case of accreting (zero-coupon) obligations, accretion to the reporting date. Non U.S. dollar denominated par outstanding is translated at the spot rate at the end of the reporting period.

    The Company has, from time to time, purchased securities that it has insured, and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The Company excludes amounts attributable to Loss Mitigation Securities from par and debt service outstanding, and instead reports Loss Mitigation Securities in the investment portfolio. The Company manages such securities as investments and not insurance exposure. As of December 31, 2023 and December 31, 2022 the Company excluded net par outstanding of $1.2 billion and $1.3 billion, respectively, attributable to Loss Mitigation Securities.

    Gross debt service outstanding represents the sum of all estimated future debt service payments on the insured obligations, on an undiscounted basis. Net debt service outstanding equals gross debt service outstanding net of any reinsurance. Future debt service payments include the estimated impact of any consumer price index inflator after the reporting date, as well as, in the case of accreting (zero-coupon) obligations, accretion after the reporting date.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

Financial Guaranty Portfolio
Debt Service and Par Outstanding

	As of December 31, 2023		As of December 31, 2022
	Gross	Net	Gross	Net
	(in millions)
Debt Service
Public finance	$386,494	$386,419	$359,899	$359,703
Structured finance	11,543	11,217	10,273	10,248
Total financial guaranty	$398,037	$397,636	$370,172	$369,951

Par Outstanding
Public finance	$239,352	$239,296	$224,254	$224,099
Structured finance	10,183	9,857	9,184	9,159
Total financial guaranty	$249,535	$249,153	$233,438	$233,258

In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $193 million of public finance gross par and $1.7 billion of structured finance gross par as of December 31, 2023. These commitments are contingent on the satisfaction of all conditions set forth in the guaranties and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2023

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S.		Structured Finance Non-U.S.		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$110	0.1%	$2,062	4.2%	$867	10.0%	$465	38.0%	$3,504	1.4%
AA	17,883	9.4	3,379	6.9	4,517	52.3	89	7.3	25,868	10.4
A	102,945	54.1	12,968	26.5	1,639	19.0	571	46.6	118,123	47.4
BBB	66,080	34.7	29,467	60.1	574	6.7	100	8.1	96,221	38.6
BIG	3,271	1.7	1,131	2.3	1,035	12.0	—	—	5,437	2.2
Total net par outstanding	$190,289	100.0%	$49,007	100.0%	$8,632	100.0%	$1,225	100.0%	$249,153	100.0%

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

Financial Guaranty Portfolio
Net Par Outstanding by Sector

	As of December 31,
Sector	2023	2022
	(in millions)
Public finance:
U.S. public finance:
General obligation	$74,609	$71,868
Tax backed	33,060	33,752
Municipal utilities	29,300	26,436
Transportation	22,052	19,688
Healthcare	12,604	11,304
Infrastructure finance	8,796	6,955
Higher education	7,250	7,137
Housing revenue	1,152	959
Investor-owned utilities	329	332
Renewable energy	167	180
Other public finance	970	1,025
Total U.S. public finance	190,289	179,636
Non-U.S public finance:
Regulated utilities	20,545	17,855
Infrastructure finance	15,430	13,915
Sovereign and sub-sovereign	9,869	9,526
Renewable energy	2,030	2,086
Pooled infrastructure	1,133	1,081
Total non-U.S. public finance	49,007	44,463
Total public finance	239,296	224,099
Structured finance:
U.S. structured finance:
Insurance securitizations	4,379	3,879
RMBS	1,774	1,956
Pooled corporate obligations	631	625
Financial products	464	453
Consumer receivables	314	437
Subscription finance facilities	178	72
Other structured finance	892	806
Total U.S. structured finance	8,632	8,228
Non-U.S. structured finance:
Subscription finance facilities	444	219
Pooled corporate obligations	425	344
RMBS	252	263
Other structured finance	104	105
Total non-U.S structured finance	1,225	931
Total structured finance	9,857	9,159
Total net par outstanding	$249,153	$233,258

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Financial Guaranty Portfolio
Expected Amortization of Net Par Outstanding
As of December 31, 2023

	Public Finance	Structured Finance	Total
	(in millions)
0 to 5 years	$49,880	$3,688	$53,568
5 to 10 years	51,004	3,417	54,421
10 to 15 years	44,051	1,269	45,320
15 to 20 years	32,379	885	33,264
20 years and above	61,982	598	62,580
Total net par outstanding	$239,296	$9,857	$249,153

Actual amortization differs from expected maturities because borrowers may have the right to call or prepay certain obligations, terminations and because of management’s assumptions on structured finance amortization. The expected maturities of structured finance obligations are, in general, shorter than the contractual maturities for such obligations.

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2023

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,257	$926	$1,088	$3,271	$190,289
Non-U.S. public finance	1,131	—	—	1,131	49,007
Public finance	2,388	926	1,088	4,402	239,296

Structured finance:
U.S. RMBS	22	36	883	941	1,774
Other structured finance	—	27	67	94	8,083
Structured finance	22	63	950	1,035	9,857
Total	$2,410	$989	$2,038	$5,437	$249,153

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2022

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,364	$108	$1,324	$3,796	$179,636
Non-U.S. public finance	981	—	—	981	44,463
Public finance	3,345	108	1,324	4,777	224,099

Structured finance:
U.S. RMBS	18	39	953	1,010	1,956
Other structured finance	—	34	71	105	7,203
Structured finance	18	73	1,024	1,115	9,159
Total	$3,363	$181	$2,348	$5,892	$233,258

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of December 31, 2023

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in millions)
BIG 1	$2,394	$16	$2,410	95	2	97
BIG 2	979	10	989	13	2	15
BIG 3	2,010	28	2,038	109	7	116
Total BIG	$5,383	$54	$5,437	217	11	228

Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of December 31, 2022

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance(1)	Credit Derivatives	Total
	(dollars in millions)
BIG 1	$3,357	$6	$3,363	122	1	123
BIG 2	171	10	181	14	2	16
BIG 3	2,307	41	2,348	111	10	121
Total BIG	$5,835	$57	$5,892	247	13	260
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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Financial Guaranty Portfolio
Geographic Distribution of Net Par Outstanding
As of December 31, 2023

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
U.S.:
U.S. Public finance:
California	1,213	$36,200	14.5%
Texas	1,077	22,783	9.1
New York	774	17,751	7.1
Pennsylvania	534	16,941	6.8
Illinois	485	12,953	5.2
New Jersey	256	9,255	3.7
Florida	214	8,586	3.5
Michigan	231	5,533	2.2
Louisiana	132	4,758	1.9
Alabama	243	3,819	1.5
Other	1,897	51,710	20.8
Total U.S. public finance	7,056	190,289	76.3
U.S. Structured finance (multiple states)	359	8,632	3.5
Total U.S.	7,415	198,921	79.8

Non-U.S.:
United Kingdom	271	39,394	15.8
Canada	5	1,696	0.7
Spain	9	1,649	0.7
France	7	1,565	0.6
Australia	6	1,518	0.6
Other	41	4,410	1.8
Total non-U.S.	339	50,232	20.2
Total	7,754	$249,153	100.0%

Exposure to Puerto Rico

    The Company had insured exposure to the general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and obligations of various authorities and public corporations of Puerto Rico aggregating $1.1 billion net par outstanding as of December 31, 2023, down from $1.4 billion as of December 31, 2022. All of the Company’s insured exposure to Puerto Rico is rated BIG. As of December 31, 2023, the only remaining outstanding insured Puerto Rico exposure subject to a payment default was the Puerto Rico Electric Power Authority (PREPA). As of December 31, 2023, the Company had approximately $109 million of remaining non-defaulting Puerto Rico exposures related primarily to the Municipal Finance Agency (MFA), which are secured by a lien on local tax revenues and remain current on debt service payments.

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

After over five years of negotiations, a substantial portion of the Company’s Puerto Rico exposure was resolved in 2022 in accordance with four orders entered by the United States District Court of the District of Puerto Rico (Federal District Court of Puerto Rico) related to the Company’s exposure to all insured Puerto Rico credits experiencing payment default in 2022 except PREPA (2022 Puerto Rico Resolutions). As a result of the 2022 Puerto Rico Resolutions, during 2022 the Company’s obligations under its insurance policies covering debt of the Puerto Rico Convention Center District Authority

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
(PRCCDA) and Puerto Rico Infrastructure Authority (PRIFA) were extinguished, and its insurance exposure to Puerto Rico general obligations (GO) bonds, Public Buildings Authority (PBA) bonds and PRHTA bonds was greatly reduced. On August 31, 2023, the Company extinguished its remaining exposure to GO and PBA bonds by satisfying its obligations to insured bondholders holding custody receipts representing interests in legacy insured GO and PBA bonds.

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

Upon receipt, Plan Consideration was reported in either cash, investments or FG VIEs’ assets as described below.

•Investments and cash. Plan Consideration received in respect of bondholders whose principal of bonds insured by the Company were accelerated and became due and payable under the 2022 Puerto Rico Resolutions, or subsequently matured or extinguished, and the remaining New Recovery Bonds and CVIs were reported as follows: (i) cash, (ii) fixed-maturity, available for sale securities (New Recovery Bonds) and (iii) fixed-maturities, trading securities (CVIs). See Note 7, Investments and Cash, for the fair value of the New Recovery Bonds and CVIs remaining as of December 31, 2023.

•FG VIEs’ assets. Plan Consideration received in respect of insured bondholders who elected to receive custody receipts that represent an interest in custodial trusts that hold the legacy insurance policy plus Plan Consideration that constitute distributions under the HTA Plan or the GO/PBA Plan were reported in FG VIEs’ assets at the time of the receipt. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions of Plan Consideration are insufficient to pay or prepay such amounts. On August 31, 2023, after notice to certain holders of custody receipts representing interests in legacy insured GO, PBA and HTA bonds, the Company satisfied its obligations under such legacy insured bonds with respect to $108 million net par outstanding as of August 31, 2023, and the custodial trusts released to AGC and AGM New Recovery Bonds and CVIs with a fair value totaling $73 million as of August 31, 2023. On December 28, 2023, all remaining Toll Bonds were redeemed for cash. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

The Company has sold a portion of New Recovery Bonds and CVIs it received, and may sell in the future any New Recovery Bonds or CVIs it continues to hold. The fair value of any New Recovery Bonds and CVIs that the Company retains will fluctuate from their date of acquisition. Any gains or losses on sales of New Recovery Bonds and CVIs in the investment portfolio are reported as realized gains and losses on investments and fair value gains (losses) on trading securities, respectively, rather than loss and LAE.

The CVIs are intended to provide creditors with additional recoveries tied to the outperformance of the Puerto Rico 5.5% Sales and Use Tax receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. As of December 31, 2023, all of the CVIs are reported in fixed-maturity securities, trading.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	As of December 31,		As of December 31,
	2023	2022	2023	2022
	(in millions)
Exposure to Puerto Rico	$1,120	$1,378	$1,526	$1,899

Puerto Rico
Net Par Outstanding

	As of December 31,
	2023	2022
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$624	$720
Total Defaulted	624	720
Resolved Puerto Rico Exposures (1)
PRHTA (Transportation revenue)	244	298
PRHTA (Highway revenue)	128	182
Commonwealth of Puerto Rico - GO	—	25
PBA	—	4
Total Resolved	372	509
Other Puerto Rico Exposures (2)
MFA	108	131
Puerto Rico Aqueduct and Sewer Authority (PRASA) and the University of Puerto Rico (U of PR)	1	1
Total Other	109	132
Total net exposure to Puerto Rico	$1,105	$1,361
____________________
(1)    Resolved pursuant to the 2022 Puerto Rico Resolutions. In January 2024, $144 million of the remaining PRHTA net par was paid down. The remaining liabilities are payable in full by the U.S. Insurance Subsidiaries under their financial guaranty policies and are no longer dependent on the credit of PRHTA.
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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Amortization Schedule of Puerto Rico
Net Par Outstanding and Net Debt Service Outstanding
As of December 31, 2023

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2024 (January 1 - March 31)	$—	$24
2024 (April 1 - June 30)	—	3
2024 (July 1 - September 30)	110	134
2024 (October 1 - December 31)	—	3
Subtotal 2024	110	164
2025	84	132
2026	140	185
2027	120	158
2028	81	114
2029-2033	233	353
2034-2038	220	274
2039-2041	117	128
Total	$1,105	$1,508

PREPA

As of December 31, 2023, the Company had $624 million insured net par outstanding of PREPA obligations. The Company believes that the PREPA bonds are secured by a lien on the revenues of the electric system.

On April 8, 2022, Judge Laura Taylor Swain of the Federal District Court of Puerto Rico issued an order appointing as members of a PREPA mediation team U.S. Bankruptcy Judges Shelley Chapman (lead mediator), Robert Drain and Brendan Shannon. Judge Swain also entered a separate order establishing the terms and conditions of mediation, including that the mediation would terminate on June 1, 2022. Judge Swain has since extended the term of such mediation several times, most recently on September 29, 2023 extending the term to March 29, 2024. The FOMB filed an initial plan of adjustment and disclosure statement for PREPA with the Federal District Court of Puerto Rico on December 16, 2022.

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

On June 6-8, 2023, the Federal District Court of Puerto Rico held a claim estimation proceeding and, on June 26, 2023, issued an opinion and order estimating the unsecured net revenue claim to be $2.4 billion as of July 3, 2017. This estimate included a determination that PREPA’s discounted cash flows, using the FOMB’s base-case incremental net revenues over a 100-year collection period and a discount rate of 7%, would be $3.0 billion, and should be reduced by an additional 20% for collection risk. PREPA bondholders had sought an unsecured net revenue claim of approximately $8.5 billion.

On November 17, 2023, the Federal District Court of Puerto Rico approved the supplemental disclosure statement (Supplemental Disclosure Statement) supporting the PREPA plan of adjustment filed by the FOMB (as amended or modified from time to time). On December 29, 2023, FOMB filed with the Federal District Court of Puerto Rico its most recent plan of adjustment for PREPA, the Fourth Amended Title III Plan of Adjustment (FOMB PREPA Plan). The Supplemental Disclosure Statement and the FOMB PREPA Plan are based on the last revised PREPA fiscal plan certified by the FOMB on June 23, 2023 (2023 PREPA Fiscal Plan).

On November 28, 2023, the Federal District Court of Puerto Rico finally adjudicated all claims and counterclaims in the PREPA lien challenge adversary proceeding. On November 30, 2023, the Company filed a notice of appeal with the United

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
States Court of Appeals for the First Circuit (First Circuit) for portions of the March 22, 2023 decision, including the lien scope ruling and the need for a claim estimation proceeding, as well as the June 26, 2023 claim estimation ruling. On January 29, 2024, the First Circuit heard oral arguments for the Company’s appeals.

The FOMB PREPA Plan would split bondholders into two groups: one that would settle litigation regarding whether creditor repayment is limited to existing accounts, and another group that would continue litigating whether bondholders are secured by PREPA’s current and future revenue collections. The FOMB PREPA Plan also would further split settling bondholders into two sub-groups: one consisting of certain original settling bondholders that would receive an enhanced recovery (compared to non-settling bondholders) plus other supporting creditor payments, while the second settling sub-group would receive only the enhanced recovery. The FOMB asserts that, other than for pension claims, PREPA’s debt capacity is $2.5 billion, of which approximately $1.4 billion is allocated to settling creditors. The remaining $1.1 billion is allocated to (i) non-settling bondholders, and (ii) general unsecured creditors (GUCs). The most recent revised FOMB PREPA Plan provides for reduced payments to bondholders since lower projected PREPA revenues are included in the 2023 PREPA Fiscal Plan than had been previously anticipated. The FOMB PREPA Plan estimates that non-settling bondholders will receive a recovery of 12.5% of their allowed unsecured net revenue claim. The Company is opposed to the FOMB PREPA Plan and has joined with a group of non-settling bondholders that continue to litigate whether creditor repayments will include future revenue collections.

The confirmation hearing for the FOMB PREPA Plan is currently scheduled to occur in March 2024.

PRHTA

As of December 31, 2023, the Company had $372 million of insured net par outstanding of legacy PRHTA bonds: $244 million insured net par outstanding of PRHTA (transportation revenue) bonds and $128 million insured net par outstanding of PRHTA (highway revenue) bonds. This net par outstanding primarily represents the Company’s exposure in respect of legacy insured PRHTA bondholders who elected to receive custody receipts that represent an interest in the legacy insurance policy plus Plan Consideration.

In the fourth quarter of 2023, all of the Toll Bonds in the HTA Puerto Rico Trusts were called, resulting in cash proceeds of $154 million. Such cash proceeds comprise the vast majority of the assets in the Puerto Rico Trusts as of December 31, 2023. In January 2024, such proceeds were used to pay down a portion of the liabilities of the Puerto Rico Trusts. The remaining liabilities of the Puerto Rico Trusts are payable in full by the U.S. Insurance Subsidiaries under their financial guaranty policies and are no longer dependent on the credit of PRHTA.

Puerto Rico Litigation

    Currently, there are numerous legal actions relating to the default by the Commonwealth and certain of its instrumentalities on debt service payments, and related matters, and the Company is a party to a number of them. The Company has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to the remaining Puerto Rico obligations it still insures. In addition, the Commonwealth, the FOMB and others have taken legal action naming the Company as party.

Certain legal actions involving the Company and relating to the Commonwealth, PRCCDA, PRIFA or PRHTA, were resolved on March 15, 2022, and all remaining legal actions involving the Company and relating to PRHTA were resolved on December 6, 2022, in connection with the consummation of the 2022 Puerto Rico Resolutions. There remains one active proceeding related to PREPA, while there are a number of unresolved proceedings involving the Company and relating to the default by the Commonwealth or its instrumentalities that remain stayed pending the Federal District Court of Puerto Rico’s determination on the PREPA plan of adjustment.

The remaining active proceeding was initiated by the FOMB in the Federal District Court of Puerto Rico on July 1, 2019 against U.S. Bank National Association, as trustee for PREPA’s bonds, objecting to and challenging the validity, enforceability, and extent of prepetition security interests securing those bonds and seeking other relief. On September 30, 2022, the FOMB filed an amended complaint against the trustee (i) objecting to and challenging the validity, enforceability, and extent of prepetition security interests securing PREPA’s bonds and (ii) arguing that PREPA bondholders’ recourse was limited to certain deposit accounts held by the trustee. On October 7, 2022, the court approved a stipulation permitting AGM and AGC to intervene as defendants. Summary judgment motions were filed by plaintiffs and defendants on October 24, 2022. On March 22, 2023, the Federal District Court of Puerto Rico granted in part and denied in part each party’s cross-motions for summary judgment. The Federal District Court of Puerto Rico found that the PREPA bondholders had perfected liens only in revenues that had been deposited in the sinking fund established under the PREPA trust agreement and related funds over which the bond

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
trustee had control. The Federal District Court of Puerto Rico also held that the PREPA bondholders do have recourse under the trust agreement in the form of an unsecured net revenue claim. In a June 26, 2023 opinion, the court estimated the PREPA bondholders’ allowed unsecured net revenue claim to be $2.4 billion, which the court calculated by largely adopting the conclusions in the FOMB’s expert report. On May 3, 2023, the court denied PREPA bondholders’ request to certify their interlocutory appeal of the finding that the PREPA bondholders had perfected liens only in revenues that had been deposited in the sinking fund established under the PREPA trust agreement and related funds over which the bond trustee had control. On May 15, 2023, the FOMB filed its motion to dismiss the Trustee’s and bondholders’ counterclaims, which was granted by the court on November 28, 2023. AGM and AGC filed a notice of appeal on November 30, 2023. On January 29, 2024, the First Circuit heard oral arguments for the Company’s appeals.

The unresolved proceedings initiated in the Federal District Court of Puerto Rico involving the Company and relating to the default by the Commonwealth or its instrumentalities that remain stayed pending the Federal District Court of Puerto Rico’s determination on the PREPA plan of adjustment are:

•AGM and AGC motion to compel the FOMB to certify the PREPA restructuring support agreement executed in May 2019 (PREPA RSA) for implementation under Title VI of PROMESA.

•AGM and AGC motion to dismiss PREPA’s Title III Bankruptcy proceeding or, in the alternative, to lift the PROMESA automatic stay to allow for the appointment of a receiver.

•Adversary complaint by certain fuel line lenders of PREPA against AGM and AGC, among other parties, including various PREPA bondholders and bond insurers, seeking, among other things, declarations that there is no valid lien securing the PREPA bonds unless and until such lenders are paid in full, as well as orders subordinating the PREPA bondholders’ lien and claims to such lenders’ claims, and declaring the PREPA RSA null and void.

•AGM and AGC motion to intervene in lawsuit by the retirement system for PREPA employees against, among others, the FOMB, PREPA, the Commonwealth, and the trustee for PREPA bondholders seeking, among other things, declarations that there is no valid lien securing the PREPA bonds other than on amounts in the sinking funds, and order subordinating the PREPA bondholders’ lien and claim to the PREPA employees’ claims.

Specialty Business

The Company also guarantees specialty business with risk profiles similar to those of its structured finance exposures written in financial guaranty form.

Specialty Business

	As of December 31, 2023		As of December 31, 2022
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in millions)
Insurance securitizations (1)	$1,370	$1,043	$1,314	$986
Aircraft residual value insurance policies	355	200	355	200
Other guaranties	2,057	2,057	228	228
____________________
(1)    Insurance securitizations net exposure is projected to reach $1.2 billion in 2026.

All other exposures in the table above are rated investment-grade, except gross exposure of $144 million and net exposure of $84 million of aircraft residual value insurance, as of both December 31, 2023 and December 31, 2022.

Other guaranties in specialty business include an excess-of-loss guaranty of a minimum amount of billed rent on a diversified portfolio of real estate properties with an internal rating of AA that matures in 2042. The Company’s maximum potential exposure under this guaranty, which is accounted for in accordance with Accounting Standards Codification (ASC) 460, Guarantees, was $1.6 billion as of December 31, 2023.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
4.     Expected Loss to be Paid (Recovered)

Accounting Policy

Net expected loss to be paid (recovered) is equal to the present value of expected future cash outflows for loss and LAE payments, net of: (i) inflows for expected salvage, subrogation and other recoveries; (ii) excess spread on underlying collateral, as applicable, and (iii) amounts ceded to reinsurers. Cash flows are discounted at current risk-free rates. The Company updates the discount rates each quarter and reflects the effect of such changes in economic loss development.

Expected cash outflows and inflows are probability weighted cash flows that reflect management’s assumptions about the likelihood of all possible outcomes based on all information available to the Company. Those assumptions consider the relevant facts and circumstances and are consistent with the information tracked and monitored through the Company’s surveillance and risk-management functions. Expected loss to be paid (recovered) is important in that it represents the present value of amounts that the Company expects to pay or recover in future periods for all contracts.

Insured obligations with expected losses that were purchased by the Company are referred to as Loss Mitigation Securities and are recorded in the investment portfolio at fair value, excluding the value of the Company’s insurance. Concurrently, the Company reduces any related expected loss to be paid (recovered). For Loss Mitigation Securities, the difference between the purchase price of the insured obligation and the fair value excluding the value of the Company’s insurance (on the date of acquisition) is treated as a paid loss. See Note 7, Investments and Cash, and Note 9, Fair Value Measurement.

Similarly, in cases where issuers of insured obligations elected (or where an issuer and the Company negotiated) to deliver the underlying collateral, insured obligation, or a new security to the Company, expected loss to be paid (recovered) is reduced and the asset received is prospectively accounted for under the applicable guidance for that instrument.

Economic loss development represents the change in net expected loss to be paid (recovered) attributable to the effects of changes in the economic performance of insured transactions, changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

    In order to effectively evaluate and manage the economics and liquidity of the entire insured portfolio, management assigns ratings and calculates expected loss to be paid (recovered), on contract-by-contract basis, in the same manner for all its exposures regardless of form or differing accounting models. The exposure reported in Note 3, Outstanding Exposure includes policies accounted for under various accounting models depending on the characteristics of the contract and the Company’s control rights. The three primary models are: (1) insurance, as described in Note 5, Contracts Accounted for as Insurance; (2) derivatives, as described in Note 6, Contracts Accounted for as Credit Derivatives, and Note 9, Fair Value Measurement; and (3) FG VIE consolidation, as described in Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles. The Company has paid and expects to pay future losses and/or recover past losses on policies which fall under each of these accounting models. This note provides information regarding expected claim payments to be made and/or recovered under all contracts in the insured portfolio.

Loss Estimation Process

    The Company’s loss reserve committees estimate expected loss to be paid (recovered) for all contracts by reviewing analyses that consider various scenarios with corresponding probabilities assigned to them. Depending upon the characteristics of the risk, the Company’s view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments, sector-driven loss severity assumptions and/or judgmental assessments. In the case of its assumed business, the Company may conduct its own analysis as just described or, depending on the Company’s view of the potential size of any loss and the information available to the Company, the Company may use loss estimates provided by ceding insurers. Each quarter, the Company’s loss reserve committees review and refresh their loss projection assumptions, scenarios and the probabilities they assign to those scenarios based on developments during the period and their view of future performance.

    The financial guaranties issued by the Company insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and in most circumstances the Company has no right to cancel such financial guaranties. As a result, the Company’s estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction. Credit performance can be affected by economic, fiscal and financial market developments over the life of most contracts.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued

    The Company does not use traditional actuarial approaches to determine its estimates of expected losses. The determination of expected loss to be paid (recovered) is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency and severity of loss, economic projections, governmental actions, legal developments, negotiations, recovery rates, delinquency and prepayment rates, timing of cash flows, and other factors that affect credit performance. These estimates, assumptions and judgments, and the factors on which they are based, may change materially over a reporting period, and have a material effect on the Company’s financial statements. Each quarter, the Company may revise its scenarios and update its assumptions, including the probability weightings of its scenarios, based on public as well as nonpublic information obtained through its surveillance and loss mitigation activities.

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

Net economic loss development (benefit) over a reporting period may be attributable to a number of interrelated factors such as changes in discount rates, improvement or deterioration of transaction performance, changes in charge-offs, loss mitigation activity, changes to projected default curves, changes in severity rates, and outcome of disputed issues. Actual losses will ultimately depend on future events, transaction performance or other factors that are difficult to predict. As a result, the Company’s current projections of certain losses may be subject to considerable uncertainty and may not reflect the Company’s ultimate claims paid.

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

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of December 31,		Year Ended December 31,
Accounting Model	2023	2022	2023	2022	2021
	(in millions)
Insurance (see Note 5)	$263	$205	$174	$(112)	$(281)
FG VIEs (see Note 8) (1)	240	314	(11)	(17)	(20)
Credit derivatives (see Note 6)	2	3	1	4	14
Total	$505	$522	$164	$(125)	$(287)
____________________
(1)    The net expected loss to be paid for FG VIEs primarily relates to trusts established as part of the 2022 Puerto Rico Resolutions (Puerto Rico Trusts) that were consolidated.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
    The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts, which are accounted for under one of the following accounting models: insurance, derivative and FG VIE. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 3.79% to 5.40% with a weighted average of 4.10% as of December 31, 2023 and 3.82% to 4.69% with a weighted average of 4.08% as of December 31, 2022. Net expected losses to be paid for U.S. dollar denominated transactions represented approximately 96.1% and 98.5% of the total as of December 31, 2023 and December 31, 2022, respectively.

Net Expected Loss to be Paid (Recovered)
Roll Forward

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$522	$411	$529
Economic loss development (benefit) due to:
Accretion of discount	20	16	7
Changes in discount rates	3	(115)	(33)
Changes in timing and assumptions	141	(26)	(261)
Total economic loss development (benefit)	164	(125)	(287)
Net (paid) recovered losses (1)	(181)	236	169
Net expected loss to be paid (recovered), end of period	$505	$522	$411
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

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Year Ended December 31, 2023
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2022	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2023
	(in millions)
Public finance:
U.S. public finance	$403	$201	$(206)	$398
Non-U.S. public finance	9	11	—	20
Public finance	412	212	(206)	418
Structured finance:
U.S. RMBS	66	(56)	33	43
Other structured finance	44	8	(8)	44
Structured finance	110	(48)	25	87
Total	$522	$164	$(181)	$505

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2022
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2021	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2022
	(in millions)
Public finance:
U.S. public finance	$197	$19	$187	$403
Non-U.S. public finance	12	(2)	(1)	9
Public finance	209	17	186	412
Structured finance:
U.S. RMBS	150	(143)	59	66
Other structured finance	52	1	(9)	44
Structured finance	202	(142)	50	110
Total	$411	$(125)	$236	$522

	Year Ended December 31, 2021
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2020	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2021
	(in millions)
Public finance:
U.S. public finance	$305	$(182)	$74	$197
Non-U.S. public finance	36	(22)	(2)	12
Public finance	341	(204)	72	209
Structured finance:
U.S. RMBS	148	(100)	102	150
Other structured finance	40	17	(5)	52
Structured finance	188	(83)	97	202
Total	$529	$(287)	$169	$411
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”

The tables above include: (i) net LAE paid of $25 million, $33 million and $36 million for the years ended December 31, 2023, 2022 and 2021, respectively; and (ii) net expected LAE to be paid of $22 million as of December 31, 2023 and $11 million as of December 31, 2022.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
applies liquidation rates to the mortgage loan collateral in each delinquency category and makes certain timing assumptions to project near-term mortgage collateral defaults from loans that are currently delinquent.

Mortgage borrowers that are not behind on payments and have not fallen two or more payments behind in the last two years (generally considered performing borrowers) have demonstrated an ability and willingness to pay through challenging economic periods, and as a result are viewed as less likely to default than delinquent borrowers or those that have experienced delinquency recently. Performing borrowers that eventually default will also need to progress through delinquency categories before any defaults occur. The Company projects how many of the currently performing loans will default and when they will default, by first converting the projected near term defaults of delinquent borrowers derived from liquidation rates into a vector of conditional default rates (CDR), then projecting how the CDR will develop over time. Loans that are defaulted pursuant to the CDR after the near-term liquidation of currently delinquent loans represent defaults of currently performing loans and projected re-performing loans. The CDR is the outstanding principal amount of defaulted loans liquidated in the current month divided by the remaining outstanding amount of the whole pool of loans (collateral pool balance). The collateral pool balance decreases over time as a result of scheduled principal payments, partial and whole principal prepayments, and defaults.

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

Net Economic Loss Development (Benefit)
U.S. RMBS

	Year Ended December 31,
	2023	2022	2021
	(in millions)
First lien U.S. RMBS	$(7)	$(36)	$—
Second lien U.S. RMBS	(49)	(107)	(100)
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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
First Lien U.S. RMBS Liquidation Rates

	As of December 31, 2023			As of December 31, 2022
	Range			Range
Current but recently delinquent	20%			20%
30 – 59 Days Delinquent	30%	–	35%	30%	–	35%
60 – 89 Days Delinquent	40%	–	45%	40%	–	45%
90+ Days Delinquent	45%	–	60%	45%	–	60%
Bankruptcy	40%	–	50%	40%	–	50%
Foreclosure	55%	–	65%	55%	–	65%
Real Estate Owned	100%			100%

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

In the most heavily weighted scenario (the base scenario), after the 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to a final CDR of 5% of the CDR plateau. In the base scenario, the Company assumes the final CDR will be reached one year after the 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were recently modified or delinquent, or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36-month period represent defaults attributable to borrowers that are currently performing or are projected to re-perform.

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
Key Assumptions in Base Scenario Expected Loss Estimates
First Lien U.S. RMBS

	As of December 31, 2023				As of December 31, 2022
	Range			Weighted Average	Range			Weighted Average
Alt-A and Prime:
CDR plateau	1.4%	–	9.0%	3.6%	1.6%	–	11.5%	5.1%
Final CDR	0.1%	–	0.4%	0.2%	0.1%	–	0.6%	0.3%
Initial loss severity	50%				50%
Option ARM:
CDR plateau	0.0%	–	8.9%	3.3%	2.0%	–	7.7%	4.3%
Final CDR	0.0%	–	0.4%	0.2%	0.1%	–	0.4%	0.2%
Initial loss severity	50%				50%
Subprime:
CDR plateau	0.3%	–	10.0%	4.4%	2.7%	–	9.7%	5.6%
Final CDR	0.0%	–	0.5%	0.2%	0.1%	–	0.5%	0.3%
Initial loss severity	50%				50%

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

The Company incorporates a recovery assumption into its reserving model to reflect observed trends in recoveries of deferred principal balances of modified first lien loans that had been previously written off. For transactions where the Company has detailed loan information, the Company assumes, in the base scenario, that 30% of the deferred loan balances will eventually be recovered upon sale of the collateral or refinancing of the loans. In the first quarter of 2023, in light of volatility in interest rates, the mortgage market and home prices, the Company began incorporating higher (a 50% recovery rate) and lower (a 10% recovery rate) levels into the least and most stressful scenarios, which widened the range of possible outcomes but had a minimal effect on the weighted average recovery, which at the time was 20%. Additionally, in the third quarter of 2023, due to home prices reaching all time highs, the Company increased its scenario based recovery assumptions such that the weighted average recovery percentage increased from 20% to approximately 30%. The effect of these updated assumptions on expected losses was a benefit of $7 million in 2023.

    In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien U.S. RMBS transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the CDR plateau. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of December 31, 2023 and December 31, 2022.

Certain transactions benefit from excess spread when they are supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) but have insured floating rate debt linked to the Secured Overnight Finance Rate (SOFR). An increase in projected SOFR decreases excess spread, while lower SOFR projections result in higher excess spread.

The Company used a similar approach to establish its scenarios as of December 31, 2023 as it used as of December 31, 2022, increasing and decreasing the periods of stress from those used in the base scenario, except as described above with regards to the increase in deferred principal recoveries. In the Company’s most stressful scenario where 10% of deferred principal balances are assumed to be recovered, loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 16 months, expected loss to be paid would increase from current

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
projections by approximately $30 million for all first lien U.S. RMBS transactions. In the Company’s least stressful scenario where 50% of deferred principal balances are assumed to be recovered, the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over eight months), expected loss to be paid would decrease from current projections by approximately $22 million for all first lien U.S. RMBS transactions.

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

Similar to the methodology applied to first lien U.S. RMBS transactions, the Company then calculates a CDR that will cause the targeted amount of liquidations to occur during the plateau period.

For the base scenario, the CDR plateau is held constant for 36 months. Once the plateau period ends, the CDR is assumed to trend down in uniform increments for one year to its final long-term steady state CDR (5% of original plateau).

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

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of December 31, 2023 and December 31, 2022, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company’s second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions quarterly based on actual recoveries of charged-off loans observed from period to period and reasonable expectations of future recoveries. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. The Company’s base scenario recovery assumption for charged-off loans is 40% (up from 30% in December 31, 2022), as shown in the table below, based on observed trends and reasonable expectations of future recoveries. Such recoveries are assumed to be received evenly over the next five years. In the first quarter of 2023, in light of volatility in interest rates, the mortgage market and home prices, as with the first lien deferred principal balances detailed earlier, the Company also expanded the range of potential recoveries as a percentage of charged off loan balances. In the third quarter of 2023, this range was further expanded to represent a potential for greater future recoveries due to home prices reaching new record highs. The assumptions as of December 31, 2023 ranged from a 10% recovery of charged-off loan balances in the most stressful scenario and an 80% recovery in the least stressful scenario. The effect of these updated assumptions on expected loss to be paid (recovered) was a benefit of $31 million in 2023.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base scenario, an average CPR (based on experience of the past year) is assumed to

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien U.S. RMBS transactions (in the base scenario), which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is consistent with how the Company modeled the CPR as of December 31, 2022. To the extent that prepayments differ from projected levels the Company’s projected excess spread and losses could materially change.

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

Key Assumptions in Base Scenario Expected Loss Estimates
HELOCs

	As of December 31, 2023				As of December 31, 2022
	Range			Weighted Average	Range			Weighted Average
CDR plateau	0.0%	–	9.3%	2.6%	0.4%	–	8.4%	3.5%
Final CDR trended down to	0.0%	–	0.5%	0.1%	0.0%	–	0.4%	0.2%
Liquidation rates:
Current but recently delinquent	20%				20%
30 – 59 Days Delinquent	30				30
60 – 89 Days Delinquent	40				40
90+ Days Delinquent	60				60
Bankruptcy	55				55
Foreclosure	55				55
Real Estate Owned	100				100
Loss severity on future defaults	98%				98%
Projected future recoveries on previously charged-off loans	10.0%	-	80.0%	40.0%	30%

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien U.S. RMBS losses is the performance of its HELOC transactions.

The Company modeled scenarios with a longer period of elevated defaults and others with a shorter period of elevated defaults. In the Company’s most stressful scenario, assuming 10% recoveries on charged-off loans, increasing the CDR plateau to 42 months and increasing the ramp-down by four months to 16 months (for a total stress period of 58 months) would decrease the expected recovery by approximately $87 million for HELOC transactions. On the other hand, in the Company’s least stressful scenario, assuming 80% recoveries on charged-off loans, reducing the CDR plateau to 30 months and decreasing the length of the CDR ramp-down to eight months (for a total stress period of 38 months) and lowering the ultimate prepayment rate to 10% would increase the expected recovery by approximately $118 million for HELOC transactions.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
5.    Contracts Accounted for as Insurance

The portfolio of outstanding exposures discussed in Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered), includes contracts that are accounted for as insurance contracts, derivatives and consolidated FG VIEs. Amounts presented in this note relate only to contracts accounted for as insurance, unless otherwise specified. See Note 6, Contracts Accounted for as Credit Derivatives, for amounts related to CDS and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for amounts related to consolidated FG VIEs.
Premiums

Accounting Policy

Financial guaranty contracts that meet the scope exception under derivative accounting guidance are subject to industry specific accounting guidance for financial guaranty insurance.

Premiums receivable represent the present value of contractual or expected future premium collections, discounted using risk-free rates. Unearned premium reserve represents deferred premium revenue less claim payments made (net of recoveries received) that have not yet been recognized in the statement of operations (i.e., contra-paid). The following discussion relates to the deferred premium revenue component of the unearned premium reserve, while the contra-paid is discussed below under “Losses and Recoveries.”

The amount of deferred premium revenue at contract inception is determined as follows:

•For premiums received upfront on financial guaranty insurance contracts that were originally underwritten by the Company, deferred premium revenue is equal to the amount of cash received. Upfront premiums typically relate to public finance transactions.

•For premiums received in installments on financial guaranty insurance contracts that were originally underwritten by the Company, deferred premium revenue is calculated as the present value (discounted at risk free rates) of either: (i) contractual premiums due; or (ii) in cases where the underlying collateral is composed of homogeneous pools of assets, the expected premiums to be collected over the life of the contract. To be considered a homogeneous pool of assets, prepayments must be contractually allowable, the amount of prepayments must be probable, and the timing and amount of prepayments must be reasonably estimable. Installment premiums typically relate to structured finance (e.g., securitized debt) and infrastructure transactions, where the insurance premium rate is determined at the inception of the contract, but the insured par is subject to prepayment throughout the life of the transaction.

•For financial guaranty insurance contracts acquired in a business combination, deferred premium revenue is equal to the fair value of the Company’s stand-ready obligation portion of the insurance contract, at the date of acquisition, based on what a hypothetical similarly rated financial guaranty insurer would have charged for the contract at that date (not the discounted future cash flows under the insurance contract). The amount of deferred premium revenue may differ significantly from cash collections primarily due to fair value adjustments recorded in connection with a business combination.

When the Company adjusts prepayment assumptions for expected premium collections for obligations backed by homogeneous pools of contractually prepayable assets, an adjustment is recorded to the deferred premium revenue, with a corresponding adjustment to premiums receivable. Premiums receivable are discounted at the risk-free rate at inception and such discount rate is updated only when changes to prepayment assumptions are made that change the expected date of final maturity. Accretion of the discount on premiums receivable is reported in “net earned premiums”.

The Company recognizes deferred premium revenue as earned premium over the contractual period or expected period of the contract in proportion to the amount of insurance protection provided. As premium revenue is recognized, a corresponding decrease to the deferred premium revenue is recorded. The amount of insurance protection provided is a function of the insured par amount outstanding. Accordingly, the proportionate share of premium revenue recognized in a given reporting period is a constant rate calculated based on the relationship between the insured par amounts outstanding in the reporting period compared with the sum of each of the insured par amounts outstanding for all periods. When an insured financial obligation is retired before its maturity, the financial guaranty insurance contract is extinguished, and any nonrefundable deferred premium revenue related to that contract is accelerated and recognized as premium revenue. Any

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
unamortized acquisition costs are expensed. The Company assesses the need for an allowance for credit loss on premiums receivables each reporting period.

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

Any premiums related to FG VIEs are eliminated in consolidation.

Insurance Contracts’ Premium Information

Net Earned Premiums

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Financial guaranty insurance:
Scheduled net earned premiums	$285	$287	$322
Accelerations from refundings and terminations (1)	29	179	59
Accretion of discount on net premiums receivable	26	24	30
Financial guaranty insurance net earned premiums	340	490	411
Specialty net earned premiums	4	4	3
Net earned premiums	$344	$494	$414
____________________
(1)    2022 accelerations include $133 million related to 2022 Puerto Rico Resolutions. See Note 3, Outstanding Exposure, for additional information.

Gross Premium Receivable, Net of Commissions Payable on Assumed Business
Roll Forward

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Beginning of year	$1,298	$1,372	$1,372
Less: Specialty insurance premium receivable	1	1	1
Financial guaranty insurance premiums receivable	1,297	1,371	1,371
Gross written premiums on new business, net of commissions	353	356	369
Gross premiums received, net of commissions	(261)	(345)	(383)
Adjustments:
Changes in the expected term and debt service assumptions	1	2	6
Accretion of discount, net of commissions on assumed business	26	24	26
Foreign exchange gain (loss) on remeasurement	51	(111)	(22)
Expected recovery of premiums previously written off	—	—	4
Financial guaranty insurance premium receivable	1,467	1,297	1,371
Specialty insurance premium receivable	1	1	1
December 31,	$1,468	$1,298	$1,372

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Approximately 70% and 74% of gross premiums receivable, net of commissions payable at December 31, 2023 and December 31, 2022, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

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

Financial Guaranty Insurance
Expected Future Premium Collections and Earnings

	As of December 31, 2023
	Future Premiums to be Collected (1)	Future Net Premiums to be Earned (2)
	(in millions)
2024 (January 1 - March 31)	$58	$72
2024 (April 1 - June 30)	39	71
2024 (July 1 - September 30)	32	70
2024 (October 1 - December 31)	34	69
Subtotal 2024	163	282
2025	110	264
2026	106	247
2027	102	234
2028	95	220
2029-2033	402	909
2034-2038	275	602
2039-2043	199	375
After 2043	387	513
Total	$1,839	3,646
Future accretion		370
Total future net earned premiums		$4,016
____________________
(1)    Net of assumed commissions payable.
(2)     Net of reinsurance.

Selected Information for Financial Guaranty Insurance Policies with Premiums Paid in Installments

	As of December 31,
	2023	2022
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,467	$1,297
Deferred premium revenue	$1,768	$1,663
Weighted average risk-free rate used to discount premiums	2.1%	1.8%
Weighted average period of premiums receivable (in years)	12.5	12.9

Policy Acquisition Costs

Accounting Policy

Deferred acquisition costs (DAC) reported on the consolidated balance sheet represent the unamortized portion of (i) policy acquisition costs that are directly related and essential to the successful acquisition of an insurance contract and (ii) ceding commission income and expense. Deferred policy acquisition costs include the cost of underwriting personnel attributable to successful underwriting efforts. The Company conducts an annual time study, which requires the use of judgement, to estimate the amount of costs to be deferred.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
DAC is generally amortized in proportion to net earned premiums. Amortization of deferred policy acquisition costs includes the accretion of discount on ceding commission receivable and payable. When an insured obligation is retired early, the remaining related DAC is expensed at that time.

Costs incurred for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as overhead costs are charged to expense as incurred.

Expected losses and LAE, investment income, and the remaining costs of servicing the insured or reinsured business, are considered in determining the recoverability of DAC.

Policy Acquisition Costs

Roll Forward of Deferred Acquisition Costs

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Beginning of year	$147	$131	$119
Costs deferred during the period	27	30	26
Costs amortized during the period	(13)	(14)	(14)
December 31,	$161	$147	$131

Losses and Recoveries

Accounting Policies

Loss and LAE Reserve

Loss and LAE reserve reported on the balance sheet relates only to direct and assumed reinsurance contracts that are accounted for as insurance, substantially all of which are financial guaranty insurance contracts. The portion of any contract’s reserve that is ceded to a reinsurer is reported as reinsurance recoverable on unpaid losses and reported in other assets. Any loss and LAE reserves related to FG VIEs are eliminated upon consolidation. Any expected losses to be paid (recovered) on credit derivatives are reflected in the fair value of credit derivatives.

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

When a claim or LAE payment is made on a contract, the Company first reduces any recorded loss and LAE reserve. To the extent there is insufficient loss and LAE reserve on a contract, then such claim payment is recorded as contra-paid, which reduces the unearned premium reserve. The contra-paid is recognized in “loss and loss adjustment expenses (benefit)” in the consolidated statement of operations when and for the amount that total losses exceed the remaining deferred premium revenue on the insurance contract. “Loss and loss adjustment expenses (benefit)” in the consolidated statement of operations is presented net of cessions to reinsurers.

Salvage and Subrogation Recoverable

Expected losses to be paid are reduced when a claim payment (or estimated future claim payment) entitles the Company to cash flows associated with salvage and subrogation rights from the underlying collateral of, or other recoveries relating to an insured exposure. Such reduction in expected loss to be paid can result in one of the following: (i) a reduction in the corresponding loss and LAE reserve with a benefit to the consolidated statement of operations; (ii) no effect on the consolidated balance sheet or statements of operations, if total loss is not in excess of deferred premium revenue; or (iii) the recording of a salvage asset with a benefit to the consolidated statements of operations if the transaction is in a net recovery position at the reporting date. The ceded component of salvage and subrogation recoverable is reported in “other liabilities.”

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

Insurance Contracts’ Loss Information

Loss and LAE reserve and salvage and subrogation recoverable are discounted at risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 3.79% to 5.40% with a weighted average of 4.17% as of December 31, 2023, and 3.82% to 4.69% with a weighted average of 4.15% as of December 31, 2022.

The following tables provide information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance.

Net Reserve (Salvage) by Sector

	As of December 31,
Sector	2023	2022
	(in millions)
Public finance:
U.S. public finance	$119	$71
Non-U.S. public finance	1	1
Public finance	120	72
Structured finance:
U.S. RMBS	(87)	(77)
Other structured finance	42	42
Structured finance	(45)	(35)
Total	$75	$37
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
Financial Guaranty Insurance Contracts

As of December 31, 2023
(in millions)
Net expected loss to be paid (recovered) - financial guaranty insurance	$260
Contra-paid, net	22
Salvage and subrogation recoverable, net	297
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(369)
Net expected loss to be expensed (present value)	$210

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of December 31, 2023
(in millions)
2024 (January 1 - March 31)	$3
2024 (April 1 - June 30)	3
2024 (July 1 - September 30)	3
2024 (October 1 - December 31)	3
Subtotal 2024	12
2025	12
2026	16
2027	16
2028	15
2029-2033	69
2034-2038	48
2039-2043	11
After 2043	11
Net expected loss to be expensed (present value)	210
Future accretion	19
Total expected future loss and LAE	$229

The following table presents the loss and LAE (benefit) reported in the consolidated statements of operations by sector for insurance contracts.

Loss and LAE (Benefit) by Sector

	Year Ended December 31,
Sector	2023	2022	2021
	(in millions)
Public finance:
U.S. public finance	$192	$125	$(146)
Non-U.S. public finance	—	—	(9)
Public finance	192	125	(155)
Structured finance:
U.S. RMBS	(34)	(112)	(69)
Other structured finance	4	3	4
Structured finance	(30)	(109)	(65)
Loss and LAE (benefit)	$162	$16	$(220)

The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2023

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	95	13	109	217	217
Remaining weighted average period (in years)	9.6	15.9	7.5	9.9	10.0

Outstanding exposure:
Par	$2,400	$979	$2,019	$5,398	$5,383
Interest	1,126	896	818	2,840	2,836
Total (2)	$3,526	$1,875	$2,837	$8,238	$8,219

Expected cash outflows (inflows)	$176	$187	$1,585	$1,948	$1,938
Potential recoveries (3)	(376)	(78)	(1,214)	(1,668)	(1,659)
Subtotal	(200)	109	371	280	279
Discount	56	(22)	(53)	(19)	(19)
Expected losses to be paid (recovered)	$(144)	$87	$318	$261	$260

Deferred premium revenue	$100	$63	$142	$305	$305
Reserves (salvage)	$(181)	$45	$209	$73	$72

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2022

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	122	14	111	247	247
Remaining weighted average period (in years)	11.3	8.7	7.6	9.8	9.8

Outstanding exposure:
Par	$3,363	$171	$2,318	$5,852	$5,835
Interest	2,177	77	894	3,148	3,144
Total (2)	$5,540	$248	$3,212	$9,000	$8,979

Expected cash outflows (inflows)	$128	$121	$1,771	$2,020	$2,008
Potential recoveries (3)	(294)	(79)	(1,364)	(1,737)	(1,725)
Subtotal	(166)	42	407	283	283
Discount	35	(13)	(104)	(82)	(82)
Expected losses to be paid (recovered)	$(131)	$29	$303	$201	$201

Deferred premium revenue	$170	$15	$160	$345	$345
Reserves (salvage)	$(174)	$21	$186	$33	$33
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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued

Reinsurance

The Company cedes portions of its gross insured financial guaranty exposure (Ceded Financial Guaranty Business) to third-party insurers. This Ceded Financial Guaranty Business represents $401 million, or approximately 0.1%, of the Company’s total gross insured debt service of $398.0 billion, as of December 31, 2023. The Company also cedes $482 million of its $3.8 billion in gross insured specialty business exposure.

Effect of Reinsurance

The following table presents the components of premiums and losses reported in the consolidated statements of operations attributable to the Assumed and Ceded Businesses (both financial guaranty and specialty).

Components of Premiums Written, Premiums Earned and Loss and LAE (Benefit)

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Premiums Written:
Direct	$307	$377	$355
Assumed (1)	50	(17)	22
Ceded	(16)	—	—
Net	$341	$360	$377

Premiums Earned:
Direct	$319	$469	$385
Assumed	28	28	32
Ceded	(3)	(3)	(3)
Net	$344	$494	$414

Loss and LAE (benefit):
Direct (2)	$157	$32	$(203)
Assumed	8	(17)	5
Ceded	(3)	1	(22)
Net	$162	$16	$(220)
____________________
(1)    Negative assumed premiums written were due to terminations and changes in expected debt service schedules.
(2)     See Note 4, Expected Loss to be Paid (Recovered), for additional information on the economic loss development (benefit).

6.    Contracts Accounted for as Credit Derivatives

Amounts presented in this note relate only to contracts accounted for as derivatives, which are primarily CDS, and also include interest rate swaps.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
maturity. In that case, the Company may be required to make a termination payment to its swap counterparty upon such termination. Absent such an event of default or termination event, the Company may not unilaterally terminate a credit derivative contract; however, the Company on occasion has mutually agreed with various counterparties to terminate certain CDS transactions.

Accounting Policy

Credit derivatives are recorded at fair value, and changes in fair value are reported in “Fair value gains (losses) on credit derivatives” in the consolidated statement of operations. The fair value of credit derivatives is determined on a contract-by-contract basis and presented as either a credit derivative assets reported in “other assets” or “credit derivative liabilities” in the consolidated balance sheets. See Note 9, Fair Value Measurement, for a discussion on the fair value methodology for credit derivatives.

Credit Derivatives Net Par Outstanding and Fair Value

The components of the Company’s credit derivative net par outstanding by sector are presented in the table below. The estimated remaining weighted average life of credit derivatives was 11.1 years and 12.8 years as of December 31, 2023 and December 31, 2022, respectively.
Credit Derivatives (1)

	As of December 31, 2023		As of December 31, 2022
Sector	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$1,149	$(15)	$1,175	$(79)
Non-U.S. public finance	1,522	(20)	1,565	(58)
U.S. structured finance	322	(13)	342	(22)
Non-U.S. structured finance	615	(2)	121	(3)
Total	$3,608	$(50)	$3,203	$(162)
____________________
(1)    Expected loss to be paid was $2 million as of December 31, 2023 and $3 million as of December 31, 2022.

Fair Value Gains (Losses) on Credit Derivatives

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Realized gains (losses) and other settlements	$2	$(2)	$(3)
Net unrealized gains (losses)	112	(9)	(55)
Fair value gains (losses) on credit derivatives	$114	$(11)	$(58)

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

CDS Spread on AGC (in basis points)

	As of
	December 31, 2023	December 31, 2022	December 31, 2021
Five-year CDS spread	66	63	49
One-year CDS spread	23	26	16

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Fair Value of Credit Derivative Assets (Liabilities) and Effect of AGC Credit Spread

	As of
	December 31, 2023	December 31, 2022
	(in millions)
Fair value of credit derivatives before effect of AGC credit spread	$(76)	$(207)
Plus: Effect of AGC credit spread	26	45
Net fair value of credit derivatives	$(50)	$(162)

The fair value of CDS contracts as of December 31, 2023, before considering the benefit applicable to AGC’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions compared to those at the time of underwriting for certain underlying credits with longer tenor.

7.    Investments and Cash

Accounting Policy

All fixed-maturity securities are reported on a trade date-basis, measured at fair value and classified as either trading or available-for-sale. Changes in fair value on trading fixed-maturity securities are reported as a component of net income, while unrealized gains and losses on available-for-sale fixed-maturity securities are reported in accumulated other comprehensive income (AOCI). Loss Mitigation Securities, which are a component of available-for-sale fixed-maturity securities, are accounted for based on their underlying investment type, excluding the effects of the Company’s insurance.

Short-term investments, which are investments with a maturity of less than one year at the time of purchase, are carried at fair value and include amounts deposited in certain money market funds.

Other invested assets primarily consist of equity method investments; the Sound Point investment being the most significant. The Company reports its interest in the earnings of equity method investments in “equity in earnings (losses) of investees” in the consolidated statement of operations. Most equity method investments are reported on a one-quarter lag. At the time of acquisition, the difference between the Company’s cost of an equity method investment (fair value) and the Company’s proportionate share of the carrying value of the investee’s net assets is referred to as the basis difference. The basis difference includes amounts attributed to finite-lived intangible assets, which are amortized over the assets’ remaining useful life, and is reported in “equity in earnings (losses) of investees.”

The Company classifies distributions received from equity method investments using the cumulative earnings approach in the consolidated statements of cash flows. Under the cumulative earnings approach, distributions received up to the amount of cumulative equity in earnings recognized are treated as returns on investment within operating cash flows, and those in excess of that amount are treated as returns of investment within investing cash flows.

Sound Point managed funds (and prior to July 1, 2023, AssuredIM managed funds), in which the Company invests (primarily through its investment subsidiary, AGAS), and where the Company has been deemed to be the primary beneficiary, are not reported in “investments” on the consolidated balance sheets, but rather, reported in “assets of consolidated investment vehicles” and “liabilities of consolidated investment vehicles,” with the portion not owned by the Company presented as nonredeemable noncontrolling interests (NCI). See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for further information regarding the CIVs.

Cash consists of cash on hand and demand deposits. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for cash and cash equivalents for consolidated VIEs.

Net investment income primarily includes the income earned on fixed-maturity securities and short-term investments, including amortization of premiums and accretion of discounts. For mortgage-backed securities and any other securities for which there is prepayment risk, prepayment assumptions are evaluated quarterly and revised as necessary. For securities other than purchased credit deteriorated (PCD) securities, any necessary adjustments due to changes in effective yields and expected maturities are recognized in net investment income using the retrospective method. PCD securities are defined as financial assets that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Realized gains and losses on sales of available-for-sale fixed-maturity securities and credit losses are reported in the consolidated statement of operations. Net realized investment gains (losses) include sales of investments, which are determined using the specific identification method, reductions to amortized cost of available-for-sale investments that have been written down due to the Company’s intent to sell them or it being more-likely-than-not that the Company will be required to sell them, and the change in allowance for credit losses (including accretion) as discussed below.

For all fixed-maturity securities that were originally purchased with credit deterioration, accrued interest is not separately presented, but rather is a component of the amortized cost of the instrument. For all other available-for-sale securities, a separate amount for accrued interest is reported in “other assets”.

Credit Losses

For an available-for-sale fixed-maturity security that has experienced a decline in fair value below its amortized cost due to credit related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding charge to net realized investment gains (losses) in the consolidated statement of operations. The estimated recoverable value is the present value of cash flows expected to be collected. The allowance for credit losses is limited to the difference between amortized cost and fair value. Any difference between the security’s fair value and its amortized cost that is not associated with credit related factors is presented as a component of AOCI.

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

The allowance for credit losses and the corresponding charge to net realized investment gains (losses) may be reversed if conditions change. However, the allowance for credit losses is never reduced below zero. When the Company determines that all or a portion of a fixed-maturity security is uncollectible, the uncollectible amortized cost amount is written off with a corresponding reduction to the allowance for credit losses. If cash flows that were previously written off are collected, the recovery is recognized in net realized investment gains (losses).

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

The Company has elected to not measure credit losses on its accrued interest receivable and instead write off accrued interest when it is six months past due or on the date it is deemed uncollectible, if earlier. All write-offs of accrued interest are recorded as a reduction to net investment income in the consolidated statements of operations.

For impaired securities that (i) the Company intends to sell, or (ii) it is more-likely-than-not that the Company will be required to sell before recovering its amortized cost, the amortized cost is written down to fair value with a corresponding charge to net realized investment gains (losses). No allowance is established in these situations and any previously recorded allowance is reversed. The new cost basis is not adjusted for subsequent increases in estimated fair value.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The Company monitors its equity method investments for indicators of other-than-temporary declines in fair value on an ongoing basis. If such a decline occurs, an impairment charge is recorded, measured as the difference between the carrying value and the estimated fair value.

Investment Portfolio

The majority of the investment portfolio comprises investment grade fixed-maturity securities managed by three outside managers. The Company has established investment guidelines for these investment managers regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector.

The remainder of the investment portfolio primarily consists of (i) Loss Mitigation Securities; (ii) CVIs and New Recovery Bonds received in connection with the 2022 Puerto Rico Resolutions; (iii) equity method investments; and (iv) short-term investments. Equity method investments primarily consist of the investment in Sound Point and fund investments across a variety of strategies.

Investment Portfolio
Carrying Value

	As of December 31,
	2023	2022
	(in millions)
Fixed-maturity securities, available-for-sale (1):
Externally managed (2)	$5,372	$5,824
Loss Mitigation Securities	459	506
Puerto Rico New Recovery Bonds (3) (6)	14	358
Other (4)	462	431
Fixed-maturity securities, trading - Puerto Rico CVIs (3)	318	303
Short-term investments	1,661	810
Other invested assets:
Equity method investments:
Sound Point	429	—
Alternative investments (5)	394	123
Other	6	10
Total	$9,115	$8,365
____________________
(1)    7.8% and 7.4% of fixed-maturity securities were rated BIG as of December 31, 2023 and December 31, 2022, respectively, consisting primarily of Loss Mitigation Securities. 1.4% and 5.9% were not rated, as of December 31, 2023 and December 31, 2022, respectively.
(2)    As of December 31, 2023 and December 31, 2022, amounts include $318 million and $305 million, respectively, of CLOs that had been managed internally by AssuredIM under an investment management agreement until such CLOs transitioned to a third-party manager in June 2023.
(3)    These securities are not rated.
(4)     As of December 31, 2023 and December 31, 2022, amounts include $223 million and $232 million, respectively, of investment grade municipal bonds that had been managed by AssuredIM under an investment management agreement until June 2023. In connection with the Sound Point Transaction, the Company retained management of the strategy internally. As of December 31, 2023, the strategy was managed by the U.S. Insurance Subsidiaries for their own accounts. In February 2024, responsibility for the Company’s investment grade municipal securities strategy was transitioned to a third-party asset manager.
(5)     Excludes certain investments in funds that are consolidated and accounted for as CIVs. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.
(6)    In the fourth quarter of 2023, the majority of the New Recovery Bonds were called. See Note 3, Outstanding Exposure.

Upon closing of the Sound Point Transaction and the AHP Transaction in July 2023, the Company has increased the aggregate amount it has agreed to invest in alternative investments to $1.5 billion, including the $1 billion in Sound Point managed investments, subject to regulatory approval. The fair value of alternative investments as of December 31, 2023 was

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
$739 million. The Company had $779 million in unfunded commitments to alternative investments (of which $363 million is committed to specific funds). See Note 1, Business and Basis of Presentation for a description of the Sound Point Transaction.

Of the $1.5 billion mentioned above, the U.S. Insurance Subsidiaries through their jointly owned investment subsidiary, AGAS, are authorized to invest up to $750 million plus previously distributed gains of $108 million for a total of $858 million as of December 31, 2023. As of December 31, 2023, AGAS commitments to Sound Point and AHP funds were $775 million (of which $534 million was funded with a net asset value (NAV) of $571 million). This capital was committed to several funds, each dedicated to a single strategy, including CLOs, asset-based finance and healthcare structured capital. As of December 31, 2023, three of the eight funds in which AGAS invests are accounted for as CIVs. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

As of December 31, 2023, the aggregate carrying value of Company’s investments in Sound Point and Sound Point managed funds was $631 million, consisting of the Company’s equity method investments and certain fixed-maturity securities.

Accrued investment income, which is reported in “other assets,” was $71 million as of both December 31, 2023 and December 31, 2022. In 2023, 2022 and 2021, the Company did not write off any accrued investment income.

Available-for-Sale Fixed-Maturity Securities by Security Type
As of December 31, 2023

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in millions)
Obligations of state and political subdivisions	41%	$2,733	$(13)	$33	$(92)	$2,661
U.S. government and agencies	1	65	—	1	(6)	60
Corporate securities (2)	34	2,327	(6)	17	(197)	2,141
Mortgage-backed securities (3):
RMBS	6	428	(21)	3	(68)	342
Commercial mortgage-backed securities (CMBS)	2	157	—	—	(6)	151
Asset-backed securities:
CLOs	7	456	—	1	(7)	450
Other	7	465	(37)	—	(26)	402
Non-U.S. government securities	2	115	—	—	(15)	100
Total available-for-sale fixed-maturity securities	100%	$6,746	$(77)	$55	$(417)	$6,307

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
____________________
(1)Based on amortized cost.
(2)    Includes securities issued by taxable universities and hospitals.
(3)    U.S. government-agency obligations were approximately 42% of mortgage-backed securities as of December 31, 2023 and 30% as of December 31, 2022, based on fair value.

Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of December 31, 2023

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$641	$(4)	$931	$(87)	$1,572	$(91)
U.S. government and agencies	—	—	33	(6)	33	(6)
Corporate securities	72	(1)	1,426	(152)	1,498	(153)
Mortgage-backed securities:
RMBS	27	(1)	124	(8)	151	(9)
CMBS	3	—	148	(6)	151	(6)
Asset-backed securities:
CLOs	22	(1)	379	(6)	401	(7)
Other	1	—	26	(1)	27	(1)
Non-U.S. government securities	—	—	95	(15)	95	(15)
Total	$766	$(7)	$3,162	$(281)	$3,928	$(288)
Number of securities (1)		274		1,266		1,525

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

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of December 31, 2023 and December 31, 2022 were primarily related to higher interest rates rather than credit quality. As of December 31, 2023, the Company did not intend to and was not required to sell investments in an unrealized loss position prior to expected recovery in value. As of December 31, 2023, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 409 securities had unrealized losses in excess of 10% of their carrying value, whereas as of December 31, 2022, 567 securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $200 million as of December 31, 2023 and $329 million as of December 31, 2022.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2023 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of December 31, 2023

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$331	$325
Due after one year through five years	1,427	1,368
Due after five years through 10 years	1,741	1,675
Due after 10 years	2,662	2,446
Mortgage-backed securities:
RMBS	428	342
CMBS	157	151
Total	$6,746	$6,307

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
    Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $234 million as of December 31, 2023 and $222 million as of December 31, 2022. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or are otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements with a fair value of $1,154 million and $1,169 million as of December 31, 2023 and December 31, 2022, respectively.

No material investments of the Company were non-income producing during both the twelve-month periods ending December 31, 2023 and December 31, 2022.

Income from Investments

The components of income derived form the investment portfolio are presented in the following tables.

Income from Investments

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Investment income:
Fixed-maturity securities, available-for-sale:
Externally managed (1)	$207	$201	$212
Loss Mitigation Securities	55	31	38
Puerto Rico, New Recovery Bonds	12	7	—
Other (2)	20	19	24
Short-term investments	73	15	—
Other invested assets	3	1	1
Investment income	370	274	275
Investment expenses	(5)	(5)	(6)
Net investment income	$365	$269	$269

Fair value gains (losses) on trading securities (3)	$74	$(34)	$—

Equity in earnings (losses) of investees
Sound Point (5)	$5	$—	$—
Funds (4)	15	2	30
Other	8	(41)	64
Equity in earnings (losses) of investees	$28	$(39)	$94
____________________
(1)    Includes income on the portion of the CLO portfolio that was managed by AssuredIM prior to July 1, 2023.
(2)    Includes income on the portion of the municipal bond portfolio that was managed by AssuredIM prior to July 1, 2023.
(3)    Fair value gains on trading securities pertaining to securities still held as of December 31, 2023 were $31 million for 2023. Fair value losses on trading securities pertaining to securities still held as of December 31, 2022 were $29 million for 2022.
(4)     Sound Point and AHP funds, and, prior to July 1, 2023, AssuredIM funds.
(5)    Beginning in the fourth quarter of 2023, equity in earnings (losses) includes the Company’s share of the earnings of Sound Point, which is reported on a one-quarter lag.

Equity in Earnings (Losses) of Investees

As of December 31, 2023, the carrying value of the Company’s investment in Sound Point was $429 million. The basis difference relates principally to goodwill and indefinite-lived intangible assets of $243 million, and finite-lived intangible assets of $37 million which had an average estimated term of 6.4 years.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Distributions received from equity method investments that are presented within operating activities in the consolidated statements of cash flows were $7 million, $10 million and $15 million for the years ended December 31, 2023, 2022 and 2021, respectively.

    The table below presents summarized financial information for equity method investments that meet, in aggregate, the requirements for reporting summarized disclosures. Such requirements were met in 2021, and the information for 2023 and 2022 is presented for comparative purposes.
Aggregate Equity Method Investments’
Summarized Balance Sheet Data

	As of December, 31
	2023	2022
	(in millions)
Investments	$1,735	$444
Assets of consolidated funds and CLOs	1,449	—
Other assets	792	253
Total assets	$3,976	$697

Liabilities of consolidated funds and CLOs	$1,342	$—
Other liabilities	365	76
Total liabilities	$1,707	$76

Equity attributable to investees	$2,234	$621
Noncontrolling interest	35	—
Total equity	$2,269	$621

Aggregate Equity Method Investments’
Summarized Statement of Operations Data

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Fee income	$57	$15	$29
Net gains (losses) on investments and investment income	129	(365)	456
Income of consolidated funds and CLOs	37	—	—
Other income	39	35	63
Total revenues	$262	$(315)	$548

Expenses of consolidated funds and CLOs	$25	$—	$—
Other expenses	108	49	64
Total expenses	$133	$49	$64

Net income (loss)	$129	$(364)	$484
Net income (loss) attributable to investees	$127	$(364)	$484

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Realized Investment Gains (Losses)

    The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Gross realized gains on sales of available-for-sale securities (1)	$21	$3	$20
Gross realized losses on sales of available-for-sale securities (2)	(19)	(45)	(5)
Net foreign currency gains (losses)	(1)	(4)	2
Change in the allowance for credit losses and intent to sell (3)	(14)	(21)	(7)
Other net realized gains (losses)	(1)	11	5
Net realized investment gains (losses)	$(14)	$(56)	$15
____________________
(1)2023 and 2022 related primarily to sales of New Recovery Bonds received as part of the 2022 Puerto Rico Resolutions.
(2)2022 related primarily to sales of New Recovery Bonds received as part of the 2022 Puerto Rico Resolutions.
(3)Change in allowance for credit losses for all periods was primarily related to Loss Mitigation Securities.

The following table presents the roll forward of allowance for the credit losses on available-for-sale fixed-maturity securities.

Roll Forward of Allowance for Credit Losses
for Available-for-Sale Fixed-Maturity Securities

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Balance, beginning of period	$65	$42	$78
Additions for securities for which credit losses were not previously recognized	—	7	4
Additions for purchases of securities accounted for as purchased financial assets with credit deterioration	—	2	—
Additions (reductions) for securities for which credit losses were previously recognized	12	14	2
Reductions for securities sold and other settlements	—	—	(42)
Balance, end of period	$77	$65	$42

During 2022, the Company purchased a Loss Mitigation Security with a fair value of $22 million that was accounted for as a PCD security. At acquisition, this security had unpaid principal on remaining collateral of $31 million, an allowance for credit losses of $2 million, and a non-credit related discount of $7 million. The Company did not purchase any other securities with credit deterioration during the periods presented. Most of the Company’s securities with credit deterioration are Loss Mitigation Securities.

8.     Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles

Accounting Policy

The types of entities that the Company assesses for consolidation principally include: (i) financial guaranty variable interest entities; which include entities whose debt obligations the insurance subsidiaries insure in its financial guaranty business, and Puerto Rico Trusts, and (ii) investment vehicles in which the Company has a variable interest and which Sound Point manages, including (1) Sound Point funds since July 1, 2023 and (2) CLOs that are collateralized financing entities (CFEs), and CLO warehouses managed by AssuredIM prior to July 1, 2023.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
For each of these types of entities, the Company first determines whether the entity is a VIE or a voting interest entity (VOE) which involves assessing, amongst other conditions, (i) whether the equity investment at risk is sufficient to cover the entity’s expected losses and (ii) whether the holders of the equity investment at risk (as a group) have substantive voting rights. The Company reassesses whether an entity is a VIE upon the occurrence of certain significant events.

If the entity being evaluated for consolidation is not initially determined to be a VIE (or, later, if a significant event occurs that causes an entity to no longer qualify as a VIE), then the entity is a VOE. Consolidation generally is required when the Company, directly or indirectly, has a controlling financial interest of the VOE being assessed.

For entities determined to be a VIE, and in which the Company has a variable interest, the Company assesses whether it is the primary beneficiary of the VIE at the time it becomes involved with the entity and performs this assessment quarterly. In determining whether it is the primary beneficiary, the Company considers all facts and circumstances, including an evaluation of economic interests in the VIE held directly and indirectly through related parties. The Company is the primary beneficiary of a VIE when it has both: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses (or the right to receive benefits) from the entity that could potentially be significant to the VIE.

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

FG VIEs

For FG VIEs other than the Puerto Rico Trusts, the Company elected the fair value option (FVO) for all assets and liabilities. Upon initial adoption of the accounting guidance for VIEs in 2010, the Company elected to fair value its structured finance and other FG VIEs’ assets and liabilities as the carrying amount transition method was not practical. To allow for consistency in the accounting for the assets and liabilities of its consolidated FG VIEs other than the Puerto Rico Trusts, the Company elected the FVO.

The consolidated Puerto Rico Trusts described below primarily include (i) cash or fixed-maturity debt securities that are carried at fair value and classified as either available-for-sale or trading securities similar to the fixed-maturity debt securities received pursuant to the 2022 Puerto Rico Resolutions and reported in the investment portfolio, and (ii) Puerto Rico Trust liabilities for which the Company elected the FVO in order to more closely mirror the fair value measurement of the Puerto Rico Trust liabilities to the fair value measurement of the Puerto Rico Trust assets.

The change in fair value of FG VIEs’ assets and liabilities is reported in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations, except for (i) the change in fair value attributable to change in instrument-specific credit risk (ISCR) on FG VIEs’ liabilities, and (ii) unrealized gains and losses on the New Recovery Bonds in the Puerto Rico Trusts, which are both reported in other comprehensive income (OCI). Interest income and interest expense are derived from the trustee reports and also included in “fair value gains (losses) on FG VIEs.” Investment income on the New Recovery Bonds and changes in fair value on the CVIs in the Puerto Rico Trusts are all reported in “fair value gains (losses) on FG VIEs” on the consolidated statement of operations, as applicable.

For those FG VIE liabilities with recourse to the Company, the portion of the inception-to-date change in fair value, attributable to ISCR, is calculated by holding all current period assumptions constant for each security and isolating the effect of the change in the Company’s CDS spread from the most recent date of consolidation to the current period. In general, if the Company’s CDS spread tightens, more value will be assigned to the Company’s credit; however, if the Company’s CDS spread widens, less value is assigned to the Company’s credit.

The Company has limited contractual rights to obtain the financial records of its consolidated structured finance and other FG VIEs. The structured finance and other FG VIEs do not prepare separate GAAP financial statements; therefore, the Company compiles the FG VIE GAAP financial information based on trustee reports prepared by and received from third parties. Such trustee reports are not available to the Company in time for quarterly reporting and therefore FG VIEs other than the Puerto Rico Trusts are reported on a one quarter lag. As a result of the lag, cash and short-term investments do not reflect cash outflows (due to claim payments made by the Company) to the holders of the FG VIEs’ debt until the subsequent reporting period.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The cash flows generated by the FG VIEs’ assets, except for interest income, are classified as cash flows from investing activities. Paydowns of FG VIEs’ liabilities are supported by the cash flows generated by FG VIEs’ assets and, for liabilities with recourse, possibly claim payments made by AGM or AGC under their financial guaranty insurance contracts. Paydowns of FG VIEs’ liabilities both with and without recourse are classified as cash flows used in financing activities. Interest income, interest expense and other expenses of the FG VIEs’ assets and liabilities are classified as operating cash flows. Claim payments made by AGM and AGC under the financial guaranty contracts issued to the FG VIEs are eliminated upon consolidation. Therefore, such claim payments are treated as paydowns of the FG VIEs’ liabilities and as a financing activity as opposed to an operating activity.

The Company’s exposure provided through its financial guaranties with respect to debt obligations of FG VIEs is included within net par outstanding in Note 3, Outstanding Exposure.

CIVs

CIVs consist of certain Sound Point (and prior to July 1, 2023, AssuredIM) funds, CLOs and CLO warehouses in which the Company is the primary beneficiary. The consolidated funds are investment companies for accounting purposes and therefore account for their underlying investments at fair value. All CLOs and CLO warehouses (collectively, the consolidated CLOs) were deconsolidated by the Company on July 1, 2023. The consolidated CLOs were CFEs and, therefore, the debt issued by, and loan assets held by, the consolidated CLOs were measured under the FVO using the CFE practical expedient. The assets and liabilities of consolidated CLO warehouses were also reported at fair value under the FVO election. Changes in the fair value of assets and liabilities of CIVs, interest income and interest expense are reported in “fair value gains (losses) on consolidated investment vehicles” in the consolidated statements of operations. Interest income from CLO assets is recorded based on contractual rates. All CIVs are reported on a quarter lag.

Upon consolidation of a Sound Point (and prior to July 1, 2023, AssuredIM) fund, the Company records NCI for the portion of each fund owned by employees and any third-party investors.

Investment transactions in the consolidated Sound Point (and prior to July 1, 2023, AssuredIM) funds are recorded on a trade/contract date basis. Money market investments held by these consolidated funds are classified as cash equivalents and carried at cost, consistent with those funds’ separately issued financial statements. Therefore, the Company has included these amounts in the total amount of cash and cash equivalents on the consolidated statements of cash flows. Cash flows of the CIVs attributable to such entities’ investment purchases and dispositions, as well as operating expenses of the investment vehicles, are presented as cash flows from operating activities in the consolidated statements of cash flows. Borrowings under credit facilities, debt issuances and repayments, and capital cash flows to and from investors are presented as financing activities, consistent with investment company guidelines.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
the collateral supporting the debt issued by the structured finance and other FG VIEs. Proceeds from sales, maturities, prepayments and interest from such underlying collateral may only be used to pay debt service on structured finance and other FG VIEs’ liabilities.

As part of the terms of its financial guaranty contracts, the insurance subsidiaries obtain certain protective rights with respect to the VIE that give them additional controls over a VIE. These protective rights are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer’s or collateral manager’s financial condition. At deal inception, the insurance subsidiaries typically are not deemed to control the VIE; however, once a trigger event occurs, the insurance subsidiaries’ control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the insurance subsidiaries and, accordingly, where they are obligated to absorb VIE losses or receive benefits that could potentially be significant to the VIE. The insurance subsidiaries are deemed to be the control party for certain VIEs under GAAP, typically when their protective rights give them the power to both terminate and replace the transaction’s servicer or collateral manager, which are characteristics specific to the Company’s financial guaranty contracts. If the protective rights that could make the insurance subsidiaries the control party have not been triggered, then the VIE is not consolidated. If the insurance subsidiaries are deemed to no longer have those protective rights, the VIE is deconsolidated.

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

Number of Consolidated
Structured Finance and Other FG VIEs

	Year Ended December 31,
	2023	2022	2021

Beginning of year	25	25	25
Consolidated	—	2	1
Deconsolidated	(1)	(2)	(1)
December 31	24	25	25

Puerto Rico Trusts

With respect to certain insured securities covered by the 2022 Puerto Rico Resolutions, insured bondholders were permitted to elect to receive custody receipts that represent an interest in the legacy insurance policy plus cash, New Recovery Bonds and/or CVIs that constitute distributions under the 2022 Puerto Rico Resolutions. At least one separate custodial trust was set up for each legacy insured bond, and the trusts are deconsolidated when their liabilities are paid off. For those who made the election above, distributions of Plan Consideration are passed through to insured bondholders under the custody receipts to the extent of any cash or proceeds of new securities held in the custodial trust and are applied to make payments and/or prepayments of amounts due under the legacy insured bonds. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions of Plan Consideration are insufficient to pay or prepay such amounts after giving effect to the distributions described in the immediately preceding sentence. In the case of insured bondholders who elected to receive custody receipts, the Company retains the right to satisfy its obligations under the insurance policy with respect to the related legacy insured bonds at any time thereafter, with 30 days’ notice, by paying 100% of the then outstanding principal amount of insured bonds plus accrued interest.

As of December 31, 2023, substantially all of the securities in the Puerto Rico Trusts had been called, and the assets in the Puerto Rico Trusts consisted primarily of cash. In January 2024, such cash proceeds were used to pay down a portion of the liabilities of the Puerto Rico Trusts. The remaining liabilities of the Puerto Rico Trusts will be paid by the U.S. Insurance Subsidiaries under their financial guaranty policies and are no longer dependent on the credit of PRHTA. As of December 31, 2023 and December 31, 2022, respectively, the Company consolidated 24 and 45 custodial trusts established as part of the 2022 Puerto Rico Resolutions discussed in Note 3, Outstanding Exposure, Exposure to Puerto Rico.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
As of December 31, 2022, New Recovery Bonds in the Puerto Rico Trusts had an amortized cost and fair value of $204 million. As of December 31, 2022, 14 New Recovery Bonds in the Puerto Rico Trusts were in a gross unrealized loss position totaling $4 million and had a fair value of $110 million, all of which were in a continuous unrealized loss position for less than 12 months. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of December 31, 2022 were primarily attributable to the change in interest rates, rather than credit quality. The Company did not intend to and was not required to sell these investments prior to an expected recovery in value. As of December 31, 2022, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, eight securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $3 million.

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

The table below shows the carrying value of FG VIEs’ assets and liabilities, segregated by type of collateral.

Consolidated FG VIEs by Type of Collateral

	As of December 31,
	2023	2022
	(in millions)
FG VIEs’ assets:
U.S. RMBS first lien	$145	$167
U.S. RMBS second lien	28	30
Puerto Rico Trusts’ assets (includes $1 and $209 at fair value) (1)	155	212
Other	—	7
Total FG VIEs’ assets	$328	$416
FG VIEs’ liabilities with recourse:
U.S. RMBS first lien	$156	$176
U.S. RMBS second lien	21	24
Puerto Rico Trusts’ liabilities	366	495
Other	—	7
Total FG VIEs’ liabilities with recourse	$543	$702
FG VIEs’ liabilities without recourse:
U.S. RMBS first lien	$11	$13
Total FG VIEs’ liabilities without recourse	$11	$13
____________________
(1)    Includes $154 million and $2 million of cash as of December 31, 2023 and 2022.

The change in the ISCR of the FG VIEs’ assets for which the Company elected the FVO (FG VIEs’ assets at FVO) held as of December 31, 2023, 2022 and 2021 that was reported in the consolidated statements of operations for 2023, 2022 and 2021 were gains of $3 million, $10 million and $14 million, respectively. The ISCR amount is determined by using expected cash flows at the original date of consolidation, discounted at the effective yield, less current expected cash flows discounted at that same original effective yield.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Selected Information for FG VIEs’ Assets and Liabilities
Measured under the FVO

	As of December 31,
	2023	2022
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$259	$265
FG VIEs’ liabilities with recourse	25	21
FG VIEs’ liabilities without recourse	16	15
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	29	34
Unpaid principal for FG VIEs’ liabilities with recourse (1)	568	723
____________________
(1)    FG VIEs’ liabilities with recourse will mature at various dates ranging from 2024 through 2041.

CIVs

In connection with the Sound Point Transaction and AHP Transaction, the Company reevaluated its consolidation conclusion for each CIV and deconsolidated all but three CIVs consisting of funds currently managed by Sound Point. The deconsolidation reduced CIV assets by $4.7 billion and CIV liabilities by $4.4 billion. The Company recognized a loss on deconsolidation of $16 million, which is reported in “fair value gains (losses) on CIVs.” In addition, the deconsolidation resulted in a decrease in NCI of $132 million at the time of deconsolidation. During 2022, the Company deconsolidated a CLO with assets and liabilities of $417 million. In the fourth quarter of 2021, the Company consolidated AssuredIM managed fund and recognized a gain on consolidation of $31 million in 2021.

The assets and liabilities of the Company’s CIVs are held within separate legal entities. The assets of the CIVs are not available to creditors of the Company, other than creditors of the applicable CIVs. In addition, creditors of the CIVs have no recourse against the assets of the Company, other than the assets of such applicable CIVs. Liquidity available at the Company’s CIVs is not available for corporate liquidity needs, except to the extent of the Company’s investment in the funds, subject to redemption provisions. Changes in the fair value of assets and liabilities of CIVs, interest income and expense, and gains and losses on consolidation and deconsolidation of CIVs are reported in “fair value gains (losses) on CIVs” in the consolidated statements of operations. Interest income from CLO assets is recorded based on contractual rates.

Number of Consolidated CIVs by Type

	As of December 31,
CIV Type	2023	2022
Funds	3	8
CLOs	—	10
CLO warehouses	—	4
Total number of consolidated CIVs (1)	3	22
____________________
(1)    As of December 31, 2022 two CIVs were VOEs.

The table below summarizes the change in the number of consolidated CIVs during each of the periods. During 2022 and 2021, two and five, respectively, consolidated CLO warehouses became CLOs.

Roll Forward of Number of Consolidated CIVs

	Year Ended December 31,
	2023	2022	2021
Beginning of year	22	20	11
Consolidated	—	4	10
Deconsolidated	(19)	(2)	(1)
December 31	3	22	20

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Assets and Liabilities of CIVs

	As of December 31,
	2023	2022
	(in millions)
Assets:
Fund assets:
Cash and cash equivalents	$35	$59
Fund investments, at fair value:
Equity securities and warrants	83	434
Structured products	248	128
Corporate securities	—	96
Other	—	1
CLO and CLO warehouse assets:
Cash	—	38
CLO investments:
Loans in CLOs and CLO warehouses, FVO	—	4,570
Short-term investments, at fair value	—	135
Due from brokers and counterparties	—	32
Total assets (1)	$366	$5,493
Liabilities:
CLO obligations, FVO (2)	$—	$4,090
Warehouse financing debt, FVO (3)	—	313
Due to brokers and counterparties	—	112
Other liabilities (4)	4	110
Total liabilities	$4	$4,625
____________________
(1)    Includes investments with affiliated entities of $281 million as of December 31, 2023. Includes investments in AssuredIM funds and other affiliated entities of $392 million as of December 31, 2022. Includes assets and liabilities of a VOE of $58 million and $1 million, respectively, as of December 31, 2022.
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
(4)    Includes $3 million with affiliated entities as of December 31, 2023 and $21 million of redeemable NCI as of December 31, 2022.

As of December 31, 2023 and December 31, 2022, the CIVs included derivative contracts with notional amounts totaling $36 million and $46 million, respectively, and average notional amounts of $41 million and $47 million, respectively. The fair value of derivative contracts is reported in the “assets of CIVs” or “liabilities of CIVs” in the consolidated balance sheets. The net change in fair value is reported in “fair value gains (losses) on CIVs” in the consolidated statements of operations.

NCI in CIVs

NCI represents the portion of the consolidated funds not owned by the Company and includes ownership interests of third parties, employees and former employees. The NCI is non-redeemable and presented on the statement of shareholders’ equity.

Other Consolidated VIEs

    In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the obligations under the original financial guaranty insurance or insured credit

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
derivative contract, the Company classifies the assets and liabilities of that VIE in the line items that most accurately reflect the nature of such assets and liabilities, as opposed to within FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $92 million and liabilities of $7 million as of December 31, 2023 and assets of $86 million and liabilities of $12 million as of December 31, 2022, which were reported in “investments” and “credit derivative liabilities” on the consolidated balance sheets.

Non-Consolidated VIEs

    As described in Note 3, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 15 thousand policies monitored as of December 31, 2023, approximately 14 thousand policies are not within the scope of ASC 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of December 31, 2023 and 2022, the Company identified 68 and 85, respectively, policies that contain provisions and experienced events that may trigger consolidation.

    The Company holds variable interests in non-FG VIEs which are not consolidated, as the Company is not the primary beneficiary. As of December 31, 2023, the Company’s maximum exposure to losses relating to these non-FG VIEs was $326 million, which is limited to the carrying value of these investments of $314 million and other assets of $12 million.

9.    Fair Value Measurement

Accounting Policy

The Company carries a significant portion of its assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., exit or transfer price). The price represents the price available in the principal market for the asset or liability. If there is no principal market, then the price is based on a hypothetical market that maximizes the value received for an asset or minimizes the amount paid for a liability (i.e., the most advantageous market).

Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on either (i) internally developed models that primarily use, as inputs, market-based or independently sourced market parameters (including, but not limited to, yield curves, interest rates, and debt prices) or (ii) discounted cash flows, using a third party’s proprietary pricing models. In addition to market information, when applicable, the models also incorporate transaction details, such as the instrument’s maturity, and contractual features that reduce the Company’s credit exposure (e.g., collateral rights).

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing transparency for certain products changes, the Company may refine its methodologies and assumptions. During 2023, no changes were made to the Company’s valuation models that had (or are expected to have) a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

The Company’s valuation methods produce fair values that may not be indicative of net realizable value or future fair values. The use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a materially different estimate of fair value at the reporting date.

The categorization within the fair value hierarchy is determined based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company estimates of market assumptions. The fair value hierarchy prioritizes model inputs into three broad levels, with Level 1 being the highest and Level 3 the lowest. The categorization, of an asset or liability, within the hierarchy is based on the lowest level of significant input to its valuation.

Level 1—Quoted prices for identical instruments in active markets. The Company generally defines an active market as a market in which trading occurs at significant volumes. Active markets generally are more liquid and have a lower bid-ask spread than an inactive market.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and observable inputs other than quoted prices, such as interest rates or yield curves and other inputs derived from, or corroborated by, observable market inputs.

Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Financial instruments are considered Level 3 when their values are (i) determined using pricing models, discounted cash flow methodologies or similar techniques and (ii) at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

There was a transfer of a fixed-maturity security in the investment portfolio from Level 3 to Level 2 during 2023. There was also a transfer of fixed-maturity securities in the investment and FG VIE portfolios from Level 2 to Level 3 during 2023. There were no other transfers from or into Level 3 during the periods presented.

Carried at Fair Value

Fixed-Maturity Securities

The fair value of fixed-maturity securities is generally based on prices received from third-party pricing services or alternative pricing sources that provide reasonable levels of price transparency. The pricing services prepare estimates of fair value using their pricing models, which take into account: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, industry and economic events and sector groupings. Additional valuation factors that can be taken into account are nominal spreads and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements and sector news.

In many cases, benchmark yields have proven to be more reliable indicators of the market for a security, as compared to reported trades for infrequently traded securities and distressed transactions. The extent of the use of each input is dependent on the asset class and the market conditions. The valuation of fixed-maturity securities is more subjective when markets are less liquid due to the lack of market-based inputs.

As of December 31, 2023, the Company used models to price 191 securities. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined based on an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts; and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities, which could have significantly affected the fair value of the securities.

Short-Term Investments

    Short-term investments that are traded in active markets are classified as Level 1 as their value is based on quoted market prices. Securities such as discount notes are classified as Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value.

Other Assets

Committed Capital Securities

The fair value of CCS, which is reported in other assets on the consolidated balance sheets, represents the difference between the present value of the remaining expected put option premium payments under AGC CCS and AGM’s Committed Preferred Trust Securities (the AGM CPS) agreements and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 12, Long-Term Debt and Credit Facilities). The change in fair value of the AGC CCS and AGM CPS are reported in “fair value gains (losses) on committed capital securities” in the consolidated statements of operations. The estimated current cost of the Company’s CCS is based on several factors, including AGM and

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
AGC CDS spreads, the Company’s publicly traded debt and an estimation of the securities’ remaining term. The AGC CCS and AGM CPS are classified as Level 3.

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

Contracts Accounted for as Credit Derivatives

The Company’s credit derivatives in the Insurance segment primarily consist of insured CDS contracts. These instruments qualify as derivatives under GAAP, and require fair value measurement, with changes in fair value reported in the consolidated statements of operations. The Company did not enter into CDS contracts with the intent to trade these contracts. Additionally, the Company may not unilaterally terminate a CDS contract, absent an event of default or termination event that entitles the Company to terminate such contract. However, for certain CDS transactions, the Company has mutually negotiated with various counterparties to terminate such transactions. In transactions where the counterparty does not have the right to terminate, such transactions were generally terminated for an amount that approximated the present value of future premiums (or for a negotiated amount), rather than fair value.

The terms of the Company’s CDS contracts differ from more standardized credit derivative contracts sold by companies outside the financial guaranty industry. The non-standard terms generally include the absence of collateral support agreements or immediate settlement provisions. In addition, the Company employs relatively high attachment points and does not exit derivatives it sells, except under specific circumstances such as mutually negotiated agreements with counterparties. Management considers the non-standard terms of the Company’s credit derivative contracts in determining the fair value of these contracts.

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

The fair value of the Company’s credit derivative contracts generally represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk, and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at December 31, 2023 were such that market prices of the Company’s CDS contracts were not available.

Assumptions and Inputs

The various inputs and assumptions that are key to the measurement of the Company’s fair value for CDS contracts are as follows: the gross spread, the allocation of gross spread among the bank profit, net spread and hedge cost and the weighted average life (which is based on debt service schedules). The Company obtains published gross spreads on its outstanding contracts from third-party market data sources (e.g., dealer spread tables for the collateral similar to assets within the Company’s transactions), as well as collateral-specific spreads provided by or obtained from market sources. The bank profit represents profit the originator, usually an investment bank, realizes for structuring and funding the transaction; the net spread represents the premiums paid to the Company for the Company’s credit protection provided; and the hedge cost represents the cost of CDS protection purchased by the originator to hedge its counterparty credit risk exposure to the Company.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The primary sources of information used to determine gross spread and the fair value for CDS contracts include:

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
•Information provided by the counterparty of the CDS.

    The rates used to discount future expected premium cash flows ranged from 3.26% to 4.81% at December 31, 2023 and 2.78% to 5.08% at December 31, 2022.

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model considers not only how credit spreads on its insured risks affect pricing, but also how the Company’s own credit spread affects the pricing of its transactions. The Company’s own credit risk is factored into the determination of net spread based on the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS contracts referencing AGC. Due to the relatively low volume and characteristics of CDS contracts remaining in AGM’s portfolio, changes in AGM’s CDS spreads do not significantly affect the fair value of these CDS contracts. The Company obtains the quoted price of CDS contracts traded on AGC from market data sources published by third parties. The cost to acquire CDS protection referencing AGC affects the amount of spread on CDS transactions that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC increases, the amount of premium the Company retains on a transaction generally decreases.

The amount of premium a financial guaranty insurance market participant can demand is inversely related to the cost of credit protection on the insurance company as measured by market credit spreads assuming all other assumptions remain constant. This is because the buyers of credit protection typically hedge a portion of their risk to the financial guarantor, because the contractual terms of the Company’s contracts typically do not require the posting of collateral by the guarantor. The extent of the hedge depends on the types of instruments insured and the current market conditions.

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of limiting the amount of unrealized gains that are recognized on certain CDS contracts. Approximately 11.5%, based on fair value, of the Company’s CDS contracts were fair valued using this minimum premium as of December 31, 2023. As of December 31, 2022, the use of the minimum premium did not have an effect on fair value.

A credit derivative liability on protection sold is the result of contractual cash inflows on in-force transactions that are lower than what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the reporting date. If the Company were able to freely exchange these contracts (i.e., assuming its contracts did not contain proscriptions on transfer and there was a viable exchange market), it would realize a loss representing the difference between the lower contractual premiums to which it is entitled and the current market premiums for a similar contract. The Company determines the fair value of its CDS contracts by applying the difference between the current net spread and the contractual net spread for the remaining duration of each contract to the notional value of such contract and then discounting such amounts using the applicable discount rate corresponding to the weighted average remaining life of the contract.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

FG VIEs’ Assets and Liabilities

FG VIEs include Puerto Rico Trusts and structured finance and other FG VIEs. As of December 31, 2023, assets in the Puerto Rico Trusts, consisted of one fixed-maturity debt security classified as Level 3. As of December 31, 2022, assets in the Puerto Rico Trusts, consisted primarily of New Recovery Bonds and CVIs classified as Level 2. The Company elected the FVO for the Puerto Rico Trusts’ liabilities and they are classified as Level 3. See “ - Fixed-Maturity Securities” above for a description of the fair value methodology for the New Recovery Bonds and CVIs in the Puerto Rico Trusts. Structured finance and other FG VIEs’ assets and liabilities are carried at fair value under the FVO and are classified as Level 3.

The fair value of the residential mortgage loan FG VIEs’ assets is generally sensitive to changes in estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; and, as applicable, house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to some of these inputs could have materially changed the fair value of the FG VIEs’ assets and the implied collateral losses within these transactions. In general, the fair value of the FG VIEs’ assets is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically lead to a potential decrease in the fair value of FG VIEs’ assets, while a decrease in collateral losses typically leads to an increase in the fair value of FG VIEs’ assets.

The prices of the assets and liabilities of the FG VIEs are generally determined with the assistance of an independent third party, based on a discounted cash flow approach. The third party pricing service utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted average lives, and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithms designed to aggregate market color, received by the independent third party, on comparable bonds.

The models used to price the FG VIEs’ liabilities (other than the liabilities of the Puerto Rico Trusts) generally apply the same inputs used in determining fair value of FG VIEs’ assets. For those liabilities insured by the Company, the benefit of the Company’s insurance policy guaranteeing the timely payment of debt service is also taken into account. The liabilities of the Puerto Rico Trusts are priced based on the value of the assets in the Puerto Rico Trusts including the value of the U.S. Insurance Subsidiaries’ financial guaranty policies.

Significant changes to any of the inputs described above could materially change the timing of expected losses within an insured transaction. This is a significant factor in determining the implied benefit of the Company’s insurance policy, which guarantees the timely payment of principal and interest for the insured tranches of debt issued by the FG VIEs. In general, extending the timing of expected loss payments by the Company typically leads to a decrease in the value of the Company’s insurance and a decrease in the fair value of the Company’s FG VIEs’ liabilities with recourse, while a shortening of the timing of expected loss payments by the Company typically could lead to an increase in the value of the Company’s insurance and an increase in the fair value of the Company’s FG VIEs’ liabilities with recourse.

Assets and Liabilities of CIVs

Investments held by CIVs which are quoted on a national securities exchange are valued at their last reported sale price on the date of determination. Investments held by CIVs which are traded over-the-counter reflect third-party data generally at the average of dealer offer and bid prices. The valuation methodology may include, but is not limited to: (i) performing price comparisons with similar investments; (ii) obtaining valuation-related information from issuers; (iii) calculating the present value of future cash flows; (iv) assessing other data related to the investment that is an indication of value; (v) obtaining information provided by third parties; and/or (vi) evaluating information provided by the investment manager. Inputs may

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
include dealer price quotations, yield curves, credit curves, forward/CDS/index spreads, prepayments rates, strike and expiry dates, volatility statistics and other factors. Investments in private equity funds are generally valued utilizing NAV.

The CLOs were collateralized financing entities (CFEs) that were consolidated until July 1, 2023. Loans in CLOs were priced using a loan pricing service which aggregated quotes from loan market participants. The loans were all Level 2 assets, which are more observable than the fair value of the Level 3 debt issued by the consolidated CLOs. As a result, the less observable CLO debt was measured on the basis of the more observable CLO loans. Under the CFE practical expedient guidance, the loans of consolidated CLOs were measured at fair value and the debt of consolidated CLOs were measured as: (1) the sum of (i) the fair value of the financial assets, and (ii) the carrying value of any nonfinancial assets held temporarily; less (2) the sum of (iii) the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services), and (iv) the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount was allocated to the individual financial liabilities (other than the underlying financial liabilities to the beneficial interests retained by the Company).

Prior to securitization, when a CLO’s loans were warehoused in an investment vehicle, such vehicle was not considered a CFE. The Company had elected the FVO to measure the loans held, and the debt issued, by CLO warehouses, mitigating the accounting mismatch between such assets and liabilities upon securitization.

Significant changes to any of the inputs described above could have a material effect on the fair value of the consolidated assets and liabilities.

Amounts recorded at fair value in the Company’s financial statements are presented in the tables below.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2023

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Fixed-maturity securities, available-for-sale:
Obligations of state and political subdivisions	$—	$2,655	$6	$2,661
U.S. government and agencies	—	60	—	60
Corporate securities	—	2,141	—	2,141
Mortgage-backed securities:
RMBS	—	188	154	342
CMBS	—	151	—	151
Asset-backed securities	—	49	803	852
Non-U.S. government securities	—	100	—	100
Total fixed-maturity securities, available-for-sale	—	5,344	963	6,307
Fixed-maturity securities, trading	—	318	—	318
Short-term investments	1,657	4	—	1,661
Other invested assets (1)	—	—	3	3
FG VIEs’ assets	—	—	174	174
Assets of CIVs:
Equity securities and warrants	—	3	80	83
Structured products	—	59	189	248
Total assets of CIVs	—	62	269	331
Other assets	55	52	16	123
Total assets carried at fair value	$1,712	$5,780	$1,425	$8,917
Liabilities:
Credit derivative liabilities	$—	$—	$53	$53
FG VIEs’ liabilities (3)	—	—	554	554
Total liabilities carried at fair value	$—	$—	$607	$607

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during the years ended December 31, 2023 and 2022.

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Year Ended December 31, 2023

	Fixed-Maturity Securities, Available-for-Sale								Assets of CIVs
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities and Warrants		Corporate Securities		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2022	$47		$179		$794		$204		$297		$96		$46		$50
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	1	(1)	13	(1)	32	(1)	9	(2)	51	(4)	(3)	(4)	21	(4)	(32)	(3)
Other comprehensive income (loss)	(2)		(8)		(8)		—		—		—		—		—
Purchases	—		—		23		—		42		6		5		—
Sales	—		—		(2)		—		(91)		(15)		(48)		—
Settlements	(3)		(30)		(36)		(33)		—		—		—		(4)
Deconsolidations	—		—		—		(7)		(219)		(84)		165		—
Transfers into Level 3	3		—		—		1		—		—		—		—
Transfers out of Level 3	(40)		—		—		—		—		—		—		—
Fair value as of December 31, 2023	$6		$154		$803		$174		$80		$—		$189		$14
Change in unrealized gains (losses) related to financial instruments held as of December 31, 2023 included in:
Earnings							$4	(2)	$11	(4)	$—	(4)	$10	(4)	$(32)	(3)
OCI	$—		$(7)		$9										$—

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Year Ended December 31, 2023

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2022	$(162)		$(715)		$(4,154)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	114	(6)	2	(2)	(45)	(4)
Other comprehensive income (loss)	—		3		(13)
Issuances	(1)		—		—
Settlements	(1)		149		13
Deconsolidations	—		7		4,199
Fair value as of December 31, 2023	$(50)		$(554)		$—
Change in unrealized gains (losses) related to financial instruments held as of December 31, 2023 included in:
Earnings	$112	(6)	$—		$—
OCI			$3		$—

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Year Ended December 31, 2022

	Fixed-Maturity Securities, Available-For-Sale								Assets of CIVs
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities and Warrants		Corporate Securities		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2021	$72		$216		$863		$260		$239		$91		$—		$27
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	1	(1)	16	(1)	5	(1)	(3)	(2)	1	(4)	2	(4)	(5)	(4)	24	(3)
Other comprehensive income (loss)	(12)		(36)		(47)		—		—		—		—		(1)
Purchases	—		22		43		—		73		16		52		—
Sales	—		—		(13)		—		(16)		(13)		(21)		—
Settlements	(14)		(39)		(57)		(60)		—		—		—		—
Consolidation	—		—		—		22		—		—		—		—
Deconsolidations	—		—		—		(15)		—		—		20		—
Fair value as of December 31, 2022	$47		$179		$794		$204		$297		$96		$46		$50
Change in unrealized gains (losses) related to financial instruments held as of December 31, 2022 included in:
Earnings							$(3)	(2)	$(8)	(4)	$1	(4)	$(4)	(4)	$24	(3)
OCI	$(12)		$(32)		$(45)										$(1)

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Year Ended December 31, 2022

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2021	$(154)		$(289)		$(3,705)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	(11)	(6)	34	(2)	178	(4)
Other comprehensive income (loss)	—		(3)		42
Issuances	—		—		(1,421)
Sales	—		—		2
Settlements	3		99		402
Consolidations	—		(571)		(26)
Deconsolidations	—		15		374
Fair value as of December 31, 2022	$(162)		$(715)		$(4,154)
Change in unrealized gains (losses) related to financial instruments held as of December 31, 2022 included in:
Earnings	$(11)	(6)	$59	(2)	$217	(4)
OCI			$(3)		$42
__________________
(1)Included in “net realized investment gains (losses)” and “net investment income.”
(2)Included in “fair value gains (losses) on FG VIEs.”
(3)Reported in “fair value gains (losses) on CCS,” “net investment income” and “other income (loss).”
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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
As of December 31, 2023

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$6	Yield	7.4%	-	22.5%	7.8%
RMBS	154	CPR	0.1%	-	15.0%	3.4%
		CDR	1.5%	-	18.8%	5.6%
		Loss severity	50.0%	-	125.0%	82.6%
		Yield	7.5%	-	11.3%	8.9%
Asset-backed securities:
CLOs	450	Discount margin	1.1%	-	9.5%	2.6%
Others	353	Yield	6.2%	-	11.7%	7.8%
FG VIEs’ assets (1)	174	CPR	0.2%	-	21.4%	7.8%
		CDR	1.3%	-	41.0%	10.4%
		Loss severity	45.0%	-	100.0%	82.9%
		Yield	5.5%	-	10.9%	9.4%
Assets of CIVs (3):
Equity securities and warrants	80	Discount rate	20.9%
		Market multiple-price to book	1.10x
		Market multiple-price to earnings	5.50x
		Terminal growth rate	4.0%
		Exit multiple-price to book	1.10x
		Exit multiple-price to earnings	5.50x
Structured products	189	Yield	14.7%	-	21.4%	18.0%
Other assets (1)	13	Implied Yield	7.8%	-	8.4%	8.1%
		Term (years)	10 years
Credit derivative liabilities, net (1)	(50)	Hedge cost (in basis points)( bps)	10.2%	-	26.5%	15.8%
		Bank profit (in bps)	105.6	-	302.6	158.6
		Internal floor (in bps)	10.0
		Internal credit rating	CCC	-	AAA	A
FG VIEs’ liabilities (1)	(554)	CPR	0.2%	-	21.4%	7.8%
		CDR	1.3%	-	41.0%	10.4%
		Loss severity	45.0%	-	100.0%	82.9%
		Yield	5.0%	-	10.7%	5.8%
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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Quantitative Information About Level 3 Fair Value Inputs
As of December 31, 2022

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$47	Yield	7.4%	-	13.5%	9.4%
RMBS	179	CPR	3.8%	-	16.1%	8.2%
		CDR	1.5%	-	12.0%	5.9%
		Loss severity	50.0%	-	125.0%	82.5%
		Yield	7.5%	-	11.3%	9.0%
Asset-backed securities:
CLOs	428	Discount margin	1.8%	-	4.1%	3.0%
Others	366	Yield	7.4%	-	12.9%	11.4%
FG VIEs’ assets (1)	204	CPR	0.9%	-	21.9%	12.9%
		CDR	1.3%	-	41.0%	7.6%
		Loss severity	45.0%	-	100.0%	81.0%
		Yield	6.6%	-	10.9%	7.5%
Assets of CIVs (3):
Equity securities and warrants	297	Yield	10.0%
		Discount rate	19.8%	-	25.1%	22.7%
		Market multiple-enterprise value/revenue	1.05x	-	1.10x	1.08x
		Market multiple-enterprise value/EBITDA (6)	2.50x	-	11.00x	10.25x
		Market multiple-price to book	1.15x
		Market multiple-price to earnings	4.50x
		Terminal growth rate	3.0%	-	4.0%	3.5%
		Exit multiple -EBITDA	8.00x	-	12.00x	10.53x
		Exit multiple-price to book	1.30x
		Exit multiple-price to earnings	5.50x
		Cost	1.00x
Corporate securities	96	Discount rate	20.8%	-	23.8%	21.7%
		Yield	16.3%
		Exit multiple-EBITDA	8.00x
		Cost	1.00x
		Market multiple-enterprise value/EBITDA	2.50x	-	2.75x	2.63x
Structured products	46	Yield	12.8%	-	37.1%	18.9%
Other assets (1)	47	Implied Yield	7.7%	-	8.4%	8.1%
		Term (years)	10 years
Credit derivative liabilities, net (1)	(162)	Hedge cost (in bps)	11.5%	-	25.2%	15.7%
		Bank profit (in bps)	51.0	-	270.5	109.4
		Internal credit rating	AAA	-	CCC	AA

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
FG VIEs’ liabilities (1)	(715)	CPR	0.9%	-	21.9%	6.3%
		CDR	1.3%	-	41.0%	3.7%
		Loss severity	45.0%	-	100.0%	39.9%
		Yield	4.8%	-	10.9%	5.9%
Liabilities of CIVs (1):
CLO obligations of CFEs (5)	(4,090)	Yield	3.0%	-	27.4%	5.5%
Warehouse financing debt	(36)	Yield	11.7%	-	16.9%	12.9%
Securitized borrowing	(28)	Discount rate	20.9%
		Terminal growth rate	3.0%
		Exit multiple-EBITDA	11.00x
		Market multiple-enterprise value/EBITDA	10.00x	-	11.00x	10.50x
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

Not Carried at Fair Value

Financial Guaranty Insurance Contracts

    Fair value is based on management’s estimate of what a similarly rated financial guaranty insurance company would demand to acquire the Company’s in-force book of financial guaranty insurance business. It is based on a variety of factors that include pricing assumptions management has observed for portfolio transfers, commutations, and acquisitions that have occurred in the financial guaranty market, and also includes adjustments for stressed losses, ceding commissions and return on capital. The Company classified the fair value of financial guaranty insurance contracts as Level 3.

Long-Term Debt

Long-term debt issued by the U.S. Holding Companies is valued by broker-dealers using independent third-party pricing sources and standard market conventions and classified as Level 2 in the fair value hierarchy. The market conventions utilize market quotations, market transactions for the Company’s comparable instruments, and to a lesser extent, similar instruments in the broader insurance industry.

Assets and Liabilities of CIVs

Cash equivalents are recorded at cost which approximates fair value. Due from/to brokers and counterparties primarily consists of cash, margin deposits, cash collateral with the clearing brokers and various counterparties and the net amounts receivable/payable for securities transactions that had not settled at the balance sheet date. Due from/to brokers and counterparties represents balances on a net-by counterparty basis on the consolidated balance sheets where a contractual right of offset exists under an enforceable netting arrangement. The cash at brokers is partially related to derivative contracts; its use is therefore restricted until the derivative contracts are closed. The carrying value approximates fair value of these items and are considered Level 1 in the fair value hierarchy.

Other Liabilities

As of December 31, 2022, $35 million of AssuredIM’s obligation under a master repurchase agreement to finance AssuredIM’s purchase of 5% of the senior and equity notes issued by certain consolidated European CLOs, which was required to comply with its European risk retention obligations, were included in “other liabilities.”

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued

    The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of December 31, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Assets of CIVs	$19	$19	$46	$46
Other assets (including other invested assets)	79	80	92	93
Financial guaranty insurance contracts (1)	(2,244)	(1,811)	(2,335)	(986)
Long-term debt	(1,694)	(1,593)	(1,675)	(1,477)
Liabilities of CIVs	—	—	(170)	(170)
Other liabilities	(15)	(15)	(43)	(43)
____________________
(1)    Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

10.    Asset Management Fees

Prior to the Sound Point Transaction and AHP Transaction, the Company received management fees, as well as performance fees, incentive allocations or carried interest (collectively referred to as performance fees) in exchange for AssuredIM providing investment advisory services to manage investment funds and CLOs. After the Sound Point Transaction and AHP Transaction, the Company continues to consolidate the general partner of a fund that Sound Point now manages and may report performance fees reported in “other income.”

Accounting Policy

    All management, CLO and performance fees earned by the Company are accounted for as contracts with customers. The Company recognizes revenue when the contractual performance criteria are met and only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. Given the uniqueness of each fee arrangement, performance fee contractual provisions were evaluated on an individual basis to determine the timing of revenue recognition.

The following table presents the sources of asset management fees on a consolidated basis through the end of December 31, 2023.

Asset Management Fees

	Year Ended December 31,
	2023 (1)	2022	2021
	(in millions)
Management fees	$21	$53	$65
Performance fees	18	19	1
Reimbursable fund expenses	14	21	22
Total asset management fees	$53	$93	$88
____________________
(1)    Represents asset management fees associated with the AssuredIM consolidated business for the first half of 2023, prior to the Sound Point Transaction and AHP Transaction.

As of December 31, 2022, the Company had related party receivables, which were included in “other assets” on the consolidated balance sheets, consisting of management and performance fees receivable of $10 million and other receivables of $3 million from AssuredIM managed funds.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
In the second half of 2023, after the consummation of the Sound Point Transaction, one AssuredIM GP is still consolidated in the Company’s financial statements, which had $5 million of revenues and $3 million of expenses.

11.    Goodwill and Other Intangible Assets

Accounting Policy

    Goodwill represents the excess of cost over the net fair value of assets and liabilities at the date of acquisition. Finite-lived intangible assets are recorded at fair value on the date of acquisition and are amortized over their estimated useful lives.

Goodwill and Intangible Assets

    The following table summarizes the carrying value for the Company’s goodwill and other intangible assets:

Goodwill and Other Intangible Assets

	As of December 31,
	2023	2022
	(in millions)
Goodwill	$—	$117
Finite-lived intangible assets:
Finite-lived intangible assets, gross (1)	1	82
Accumulated amortization	(1)	(42)
Finite-lived intangible assets, net	—	40
Indefinite-lived intangible assets (insurance licenses)	6	6
Total goodwill and other intangible assets	$6	$163
 ____________________
(1)    The December 31, 2022 amount primarily included CLO contracts and investment management contracts of $42 million and $24 million, respectively, and had a weighted average amortization period ranging from 1.2 years to 6.8 years.

Goodwill and substantially all finite-lived intangible assets were related to AssuredIM. In 2023, in connection with the Sound Point Transaction and the AHP Transaction, the carrying value of all goodwill and the intangible assets associated with AssuredIM were reduced to zero. See Note 1, Business and Basis of Presentation, for additional information.

To date, there have been no impairments of goodwill or finite-lived intangible assets. Amortization expense associated with the finite-lived intangible assets was $2 million, $11 million and $12 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is reported in “other operating expenses” in the consolidated statements of operations.

The Company merged MAC with and into AGM, with AGM as the surviving company on April 1, 2021. Upon the merger, all direct insurance policies issued by MAC became direct insurance obligations of AGM. As a result, the Company wrote off the $16 million carrying value of the indefinite-lived intangible asset related to the MAC insurance licenses. This was reported in “other operating expenses” in the Insurance segment.

12.    Long-Term Debt and Credit Facilities

Accounting Policy

Long-term debt is recorded at principal amounts net of any: (i) unamortized original issue discount or premium; (ii) unamortized acquisition date fair value adjustments for AGM and AGMH debt; and (iii) debt issuance costs. Original issue discount and premium, acquisition date fair value adjustments for AGM and AGMH debt, and debt issuance costs are accreted into interest expense over the contractual term of the applicable debt. When long-term debt is redeemed, the difference between the cash paid to redeem the debt and the carrying value of the debt is reported as a “loss on extinguishment of debt” in the consolidated statements of operations.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
CCS are carried at fair value with changes in fair value reported in the consolidated statement of operations. See Note 9, Fair Value Measurement, – Other Assets – Committed Capital Securities, for a discussion of the fair value measurement of the CCS.

Long-Term Debt

    The Company’s long-term debt outstanding consists of debt issued by the U.S. Holding Companies. All of the U.S. Holding Companies’ long-term debt is fully and unconditionally guaranteed by AGL; AGL’s guarantee of the junior subordinated debentures is on a junior subordinated basis.

Principal and Carrying Amounts of Debt

The principal and carrying values of the Company’s debt are presented in the table below.

Principal and Carrying Amounts of Long-Term Debt

	As of December 31, 2023		As of December 31, 2022
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS 6.125% Senior Notes	$350	$345	$—	$—
AGUS 3.15% Senior Notes	500	496	500	495
AGUS 7% Senior Notes	200	198	200	198
AGUS 3.6% Senior Notes	400	395	400	395
AGUS Series A Enhanced Junior Subordinated Debentures	150	150	150	150
AGMH Junior Subordinated Debentures (1)	146	110	146	108
AGUS 5% Senior Notes	—	—	330	329
Total	$1,746	$1,694	$1,726	$1,675
 ____________________
(1)    Carrying amounts are different than principal amounts primarily due to fair value adjustments at the date of the AGMH acquisition, which are accreted into interest expense over the remaining terms of these obligations. Net of AGMH’s long-term debt purchased by AGUS.

Debt Issued by AGUS

6.125% Senior Notes. On August 21, 2023, AGUS issued $350 million of 6.125% Senior Notes due 2028 (6.125% Senior Notes) for net proceeds of $345 million. The net proceeds from the issuance were used for the redemption on September 25, 2023, of $330 million of AGUS’s debt maturing in 2024. AGUS may redeem all or part of the 6.125% Senior Notes at any time or from time to time prior to August 15, 2028 (the date that is one month prior to the maturity of the 6.125% Senior Notes), at its option, at a redemption price equal to the greater of: (i) the sum of the present values of the remaining scheduled payments of principal and interest on the 6.125% Senior Notes being redeemed (excluding interest accrued to the redemption date) from the redemption date to August 15, 2028 discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a discount rate equal to the Treasury Rate plus 30 bps; and (ii) 100% of the principal amount of the 6.125% Senior Notes being redeemed; plus, in each case, accrued and unpaid interest on the 6.125% Senior Notes to be redeemed to, but excluding, the redemption date. AGUS may redeem all or part of the 6.125% Senior Notes at any time or from time to time on and after August 15, 2028, at its option, at a redemption price equal to 100% of the principal amount of the 6.125% Senior Notes being redeemed, plus accrued and unpaid interest on the 6.125% Senior Notes to be redeemed to, but excluding, the redemption date. The 6.125% Senior Notes are senior unsecured obligations of AGUS and rank equal in right of payment with all of AGUS’s other unsecured and unsubordinated indebtedness outstanding. The 6.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by AGL and ranks equal in right of payment with all of AGL’s other unsecured and unsubordinated indebtedness outstanding.

3.15% Senior Notes. On May 26, 2021, AGUS issued $500 million of 3.150% Senior Notes due 2031 (3.15% Senior Notes) for net proceeds of $494 million. The net proceeds from the issuance were used for the partial redemption of AGMH’s debt, with the balance being used for general corporate purposes, including share repurchases. AGUS may redeem all or part of the 3.15% Senior Notes at any time or from time to time prior to March 15, 2031 (the date that is three months prior to the maturity of the 3.15% Senior Notes), at its option, at a redemption price equal to the greater of: (i) 100% of the principal

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
amount of the 3.15% Senior Notes being redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed (excluding interest accrued to the redemption date) from the redemption date to March 15, 2031 discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a discount rate equal to the Treasury Rate plus 25 bps; plus, in each case, accrued and unpaid interest on the 3.15% Senior Notes to be redeemed to, but excluding, the redemption date. AGUS may redeem all or part of the 3.15% Senior Notes at any time or from time to time on and after March 15, 2031, at its option, at a redemption price equal to 100% of the principal amount of the 3.15% Senior Notes being redeemed, plus accrued and unpaid interest on the 3.15% Senior Notes to be redeemed to, but excluding, the redemption date. The 3.15% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by AGL. The 3.15% Senior Notes are senior unsecured obligations of AGUS and rank equal in right of payment with all of AGUS’s other unsecured and unsubordinated indebtedness outstanding. The guarantee is a senior unsecured obligation of AGL and ranks equal in right of payment with all of AGL’s other unsecured and unsubordinated indebtedness outstanding.

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

3.6% Senior Notes. On August 20, 2021, AGUS issued $400 million of 3.6% Senior Notes due 2051 (3.6% Senior Notes) for net proceeds of $395 million. The net proceeds from the issuance were used for the redemption on September 27, 2021, of certain AGMH’s debt and a portion of AGUS’s debt maturing in 2024, as described below. AGUS may redeem all or part of the 3.6% Senior Notes at any time or from time to time prior to March 15, 2051 (the date that is six months prior to the maturity of the 3.6% Senior Notes), at its option, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 3.6% Senior Notes being redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed (excluding interest accrued to the redemption date) from the redemption date to March 15, 2051 discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a discount rate equal to the Treasury Rate plus 30 bps; plus, in each case, accrued and unpaid interest on the 3.6% Senior Notes to be redeemed to, but excluding, the redemption date. AGUS may redeem all or part of the 3.6% Senior Notes at any time or from time to time on and after March 15, 2051, at its option, at a redemption price equal to 100% of the principal amount of the 3.6% Senior Notes being redeemed, plus accrued and unpaid interest on the 3.6% Senior Notes to be redeemed to, but excluding, the redemption date. The 3.6% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by AGL. The 3.6% Senior Notes are senior unsecured obligations of AGUS and rank equal in right of payment with all of AGUS’s other unsecured and unsubordinated indebtedness outstanding. The guarantee is a senior unsecured obligation of AGL and ranks equal in right of payment with all of AGL’s other unsecured and unsubordinated indebtedness outstanding.
Series A Enhanced Junior Subordinated Debentures.  On December 20, 2006, AGUS issued $150 million of Debentures due 2066. The Debentures pay a floating rate of interest, reset quarterly, at a rate equal to three month Chicago Mercantile Exchange (CME) Term SOFR plus a margin equal to 2.64%. AGUS may select at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The debentures are redeemable, in whole or in part, at their principal amount plus accrued and unpaid interest to the date of redemption.

5% Senior Notes. On June 20, 2014, AGUS issued $500 million of 5% Senior Notes due 2024 (5% Senior Notes) for net proceeds of $495 million. The net proceeds from the sale of the notes were used for general corporate purposes, including the purchase of AGL common shares. The notes were redeemable, in whole or in part, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. As mentioned above, on September 27, 2021, the Company used a portion of the proceeds from the issuance of AGUS’s 3.6% Senior Notes on August 20, 2021 to redeem $170 million of the outstanding principal of these 5% Senior Notes; and, on September 25, 2023, the Company used a portion of the proceeds from the issuance of AGUS’s 6.125% Senior Notes on August 21, 2023 to redeem the remaining $330 million of the outstanding principal of these 5% Senior Notes.

Debt Issued by AGMH

Junior Subordinated Debentures.  On November 22, 2006, AGMH issued $300 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.4%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month CME Term SOFR plus 2.33% until repaid. AGMH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is 20 years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH. Over the past several years AGUS purchased, and as of December 31, 2023 and 2022, AGUS holds approximately $154 million in principal of the AGMH Subordinated Debentures.

Loss on Extinguishment of Debt

In 2021, a portion of the proceeds from the issuance of the 3.15% Senior Notes and all of the proceeds from the issuance of the 3.6% Senior Notes were used to redeem $430 million of AGMH debt and $170 million of AGUS’s 5% Senior Notes due in 2024.

As a result of the redemptions discussed above, the Company recognized a loss on extinguishment of debt of approximately $175 million on a pre-tax basis ($138 million after-tax) in the year ended December 31, 2021, which represents the difference between the amount paid to redeem the debt and the carrying value of the debt. The loss on extinguishment of debt primarily consists of a $156 million acceleration of unamortized fair value adjustments that were originally recorded upon the acquisition of AGMH in 2009 and a $19 million make-whole payment associated with the redemption of $170 million of AGUS’s 5% Senior Notes.

Debt Maturity and Interest Expense

Scheduled principal payments of the Company’s debt are as follows:

Debt Maturity Schedule (1)
As of December 31, 2023

Year	Principal
(in millions)
2028	$350
2029-2048	700
2049-2066	696
Total	$1,746
 ____________________
(1)    Includes eliminations of AGMH’s debt purchased by AGUS.

The Company’s interest expense was $90 million, $81 million and $87 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Committed Capital Securities

Each of AGC and AGM is party to an arrangement that enables it to access, at its discretion, up to $200 million of capital, at any time, and has the right to use such capital for any purpose, including to pay claims.

The arrangement entails four custodial trusts (Woodbourne Capital Trust I, II, III and IV) relating to AGC and four custodial trusts (Sutton Capital Trust I, II, III and IV) relating to AGM, each of which issued $50 million face amount of “committed capital securities” and invested the proceeds of that issuance in eligible assets that would enable the trust to have the cash necessary to respond to AGC’s or AGM’s exercise, respectively, of a put option.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The put option consists of a right that each of AGC and AGM has, pursuant to separate put agreements that AGC and AGM entered into with each of the trusts, to issue to each trust $50 million of non-cumulative redeemable perpetual preferred stock, in exchange for an equivalent amount of cash (i.e., an aggregate of $200 million for each of AGC and AGM). When AGC or AGM exercises its put option, the relevant trust(s) must liquidate the portfolio of high-quality, liquid assets that it currently maintains and use the liquidation proceeds to purchase AGC or AGM preferred stock, as applicable.

The put agreements have no scheduled termination date or maturity, but may be terminated upon the occurrence of certain specified events.

None of the events that would give rise to a termination of the put agreements have occurred. Accordingly, each of AGC and AGM currently has the ability to exercise put options to raise up to $200 million of capital at any time.

13.    Employee Benefit Plans

Assured Guaranty Ltd. 2004 Long-Term Incentive Plan

Under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended (the Incentive Plan), the number of AGL common shares that may be delivered under the Incentive Plan may not exceed 18,670,000. As of December 31, 2023, 7,841,664 common shares were available for grant under the Incentive Plan. In the event of certain transactions affecting AGL’s common shares, the number or type of shares subject to the Incentive Plan, the number and type of shares subject to outstanding awards under the Incentive Plan, and the exercise price of awards under the Incentive Plan, may be adjusted.

The Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights and full value awards that are based on AGL’s common shares. The grant of full value awards may be in return for a participant's previously performed services, or in return for the participant surrendering other compensation that may be due, or may be contingent on the achievement of performance or other objectives during a specified period. The grant of full value awards are subject to a risk of forfeiture or other restrictions that will lapse upon the achievement of one or more goals relating to completion of service by the participant, or achievement of performance or other objectives. Awards under the Incentive Plan may accelerate and become vested upon a change in control of AGL.

The Incentive Plan is administered by the Compensation Committee of AGL's Board of Directors (the Board), except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan.

Accounting Policy

Share-based compensation expense is based on the grant date fair value using the grant date closing price or the Monte Carlo or Black-Scholes-Merton (Black-Scholes) pricing models. Except for the share-based awards to retirement-eligible employees, the Company amortizes the fair value of share-based awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. For retirement-eligible employees, the Company expenses the portion of the unvested time-based awards that fully vest upon retirement eligibility.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Restricted Stock Unit Activity

Nonvested Stock Units	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2022	1,067,066	$49.18
Granted	270,741	61.26
Vested	(399,607)	45.86
Forfeited	(5,472)	55.69
Nonvested at December 31, 2023	932,728	$54.16

    As of December 31, 2023, the total unrecognized compensation cost related to outstanding non-vested restricted stock units was $15 million, which the Company expects to recognize over the weighted average remaining service period of 1.7 years. The total fair value of restricted stock units vested during the years ended December 31, 2023, 2022 and 2021 was $18 million, $12 million and $12 million, respectively. The weighted average grant-date fair value of restricted stock units granted during the years ended December 31, 2023, 2022 and 2021 was $61.26, $56.46, and $44.08, respectively.

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

Performance Restricted Stock Unit Activity

Performance Restricted Stock Units	Number of Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2022	635,385	$54.26
Granted (1)	293,950	71.34
Vested (2)	(251,479)	44.20
Forfeited	—	—
Nonvested at December 31, 2023 (3)	677,856	$64.62
____________________
(1)    Includes 86,501 ABV performance restricted stock units and 81,441 TSR performance restricted stock units that were granted prior to 2023 at a weighted average grant date fair value of $43.09 and $38.96, respectively, but met performance hurdles and vested during 2023. The weighted average grant date fair value per share excludes these shares.
(2)    Excludes 167,942 TSR performance restricted stock units that vested during 2023 but were not delivered.
(3)    Excludes 295,216 performance restricted stock units that have met performance hurdles and vested in February 2024. Includes 167,942 TSR performance restricted stock units that vested during 2023 but will be delivered in 2024.

As of December 31, 2023, the total unrecognized compensation cost related to outstanding non-vested performance share units was $13 million, which the Company expects to recognize over the weighted average remaining service period of 1.7 years. The total value of performance restricted stock units vested during the years ended December 31, 2023, 2022 and 2021 was based on grant date fair value and was $11 million, $8 million and $9 million, respectively.

For the 2023, 2022 and 2021 awards, the grant-date fair value of the performance restricted stock units tied to relative TSR was calculated using a Monte Carlo simulation in order to determine the total return of the Company’s shares relative to the total return of financial companies in the Russell Midcap Financial Services Index (Index). The inputs to the simulation include the beginning share price and historical share price volatility of each company in the Index as well as the historical correlation coefficient between the share price of each company in the Index and the Index itself. In addition, the simulation also uses the risk-free rate and a discount for liquidity. Because the simulation is calculating the total rate of return for each company in the Index, the simulation assumes that all dividends for all companies are reinvested. As a result, all dividends

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
within the simulation are set to zero regardless any actual (real world) dividends paid by any of the companies in the Index, so actual dividend data are not used as inputs.

The following are significant assumptions used in determining the fair value of the performance restricted stock units tied to relative TSR.

	Years Ended December 31,
	2023			2022			2021
Expected term	3.00 years			2.85 years			2.85 years
Expected volatility	29.22%	–	110.25%	27.19%	–	78.96%	26.55%	–	65.84%
Dividend yield	0.00%			0.00%			0.00%
Risk-free-rates	4.38%			1.74%			0.22%
Grant-date fair value	$80.80			$83.97			$60.06

For the 2023, 2022 and 2021 awards, the grant-date fair value of the performance restricted stock units tied to core adjusted book value was based on the grant date closing price.

The weighted average grant-date fair value of the 2023, 2022 and 2021 awards was $71.34, $62.89 and $52.04, respectively.

Restricted Stock Awards

    Restricted stock awards are valued based on the closing price of the underlying shares at the date of grant. The Company awards restricted stock awards to non-executive directors that vest after one year. The shares are delivered on the vesting date.

Restricted Stock Award Activity

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2022	36,403	$59.47
Granted	38,464	52.26
Vested	(36,403)	59.47
Forfeited	—	—
Nonvested at December 31, 2023	38,464	$52.26

As of December 31, 2023, the total unrecognized compensation cost related to outstanding non-vested restricted stock awards was $0.7 million, which the Company expects to recognize over the weighted average remaining service period of 0.3 years. The total fair value of shares vested during the years ended December 31, 2023, 2022 and 2021 was $2.2 million, $2.3 million and $1.9 million, respectively. The weighted average grant-date fair value of shares granted during the years ended December 31, 2023, 2022 and 2021 was $52.26, $59.47 and $51.34, respectively.
Employee Stock Purchase Plan

The Company established the AGL Employee Stock Purchase Plan (Stock Purchase Plan) in accordance with Internal Revenue Code of 1986 (the Code) Section 423, and participation is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to 10% of the participant's compensation or, if less, shares having a value of $25,000. Participants may purchase shares at a purchase price equal to 85% of the lesser of the fair market value of the stock on the first day or the last day of the subscription period. The Company has reserved for issuance and purchases under the Stock Purchase Plan 1,200,000 AGL common shares. As of December 31, 2023, 367,838 common shares were available for grant under the Stock Purchase Plan.

    The fair value of each award under the Stock Purchase Plan is estimated using the following assumptions: (i) the expected dividend yield is based on the current expected annual dividend and share price on the grant date; (ii) the expected volatility is estimated at the date of grant based on the historical share price volatility, calculated on a daily basis; (iii) the risk-

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; and (iv) the expected life is based on the term of the offering period.

Stock Purchase Plan

	Year Ended December 31,
	2023	2022	2021
	(dollars in millions)
Proceeds from purchase of shares by employees	$2.2	$2.4	$2.1
Number of shares issued by the Company	47,204	53,453	67,615

Share-Based Compensation Expense

The following table presents share-based compensation costs and the amount of such costs that are deferred as policy acquisition costs, pre-tax. Amortization of previously deferred share compensation costs is not shown in the table below.

Share-Based Compensation Expense Summary

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Share‑based compensation expense	$36	$39	$27
Share‑based compensation capitalized as DAC	3	3	2
Income tax benefit	5	6	4

Defined Contribution Plan

The Company maintains a savings incentive plan, which is qualified under Section 401(a) of the Code for U.S. employees. Eligible participants may contribute a percentage of their eligible compensation subject to U.S. Internal Revenue Service (IRS) limitations. The Company’s matching contribution is an amount equal to 100% of each participant’s contributions up to 7% of such participant’s eligible compensation, subject to IRS limitations. Certain eligible participants may also contribute a percentage of eligible compensation over the IRS limitations to a nonqualified supplemental executive retirement plan. The Company's matching contribution in the nonqualified plan is an amount equal to 100% of each participant’s contributions up to 6% of participant’s eligible compensation above the IRS limitations for the qualified plan. The Company also makes core contributions of 7% of the participant’s eligible compensation to the qualified plan, subject to IRS limitations, regardless of whether the employee otherwise contributes to the plan, and a core contribution of 6% of the participant’s eligible compensation above the IRS limitations for the qualified plan to the nonqualified plan for eligible employees. Employees become fully vested in Company contributions to the qualified and nonqualified plans after one year of service, as defined in the plan (or upon reaching age 65 for the nonqualified plan, if earlier). Plan eligibility is immediate upon hire. The Company also maintains similar non-qualified plans for non-U.S. employees. The Company recognized defined contribution expenses of $16 million, $20 million and $20 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Payable to Sound Point and AHP

As of December 31, 2023, the Company had an $8 million payable for compensation to former employees of AssuredIM in accordance with the Sound Point Transaction and the AHP Transaction.
14.    Income Taxes

Under Bermuda law, there was no Bermuda income, corporate or profits tax or withholding tax, capital gains tax or capital transfer tax payable by AGL or AG Re, AGRO and Cedar Personnel Ltd. (collectively, the Bermuda Subsidiaries) in 2023. AGL’s U.S., U.K. and French subsidiaries are subject to income taxes imposed by U.S., U.K. and French authorities, respectively, and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the IRS to be taxed as a U.S. domestic corporation.

AGL is a tax resident in the U.K. although it remains a Bermuda-based company and its administrative and head office functions continue to be carried on in Bermuda.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
AGUS files a consolidated federal income tax return with all of its U.S. subsidiaries. Assured Guaranty Overseas US Holdings Inc. and its subsidiaries, AGRO and AG Intermediary Inc., file their own consolidated federal income tax return.

In July of 2023, the U.K. government passed legislation to implement the Organization for Economic Co-Operation and Development (OECD) Base Erosion and Profit Shifting (BEPS) Pillar Two income inclusion rule. This includes a multinational top-up tax which will apply to large multinational corporations for accounting periods beginning on or after December 31, 2023. It is expected this will apply to AGL and its subsidiaries, requiring a minimum effective rate of 15% in all jurisdictions in which they operate.

In addition, on December 27, 2023 the Bermuda government enacted a corporate income tax at the rate of 15% which will apply for accounting periods starting on or after January 1, 2025. The enactment of the corporate income tax regime requires the Company to recognize Bermuda deferred taxes for the first time and is recognized in the period that includes the date of enactment. Effective at the beginning of 2025, AGL’s Bermuda Subsidiaries will be subject to a 15% corporate income tax.

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

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities)

	As of December 31,
	2023	2022
	(in millions)
Net deferred tax assets (liabilities)	$250	$114
Net current tax assets (liabilities)	(9)	63

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Components of Net Deferred Tax Assets (Liabilities)

	As of December 31,
	2023	2022
	(in millions)
Deferred tax assets:
Unearned premium reserves, net	$11	$26
Net unrealized investment losses	49	70
Intangible assets	149	—
Value of in-force business	45	—
Rent	15	18
Investments	—	4
Net operating loss	30	37
Depreciation	45	30
Deferred compensation	32	30
Other	6	28
Total deferred tax assets	382	243

Deferred tax liabilities:
Investments	65	—
DAC	12	15
Loss and LAE reserve	13	74
Lease	13	14
Other	29	21
Total deferred tax liabilities	132	124
Less: Valuation allowance	—	5
Net deferred tax assets (liabilities)	$250	$114

The new Bermuda corporate income tax allows an economic transition adjustment (ETA) equal to the difference between the fair market value and the carrying value of assets and liabilities of each of the Company’s Bermuda insurance subsidiaries as of September 30, 2023. The ETA resulted in the establishment of a deferred tax asset and corresponding benefit of $189 million reported in the fourth quarter of 2023 consolidated statement of operations. The ETA is expected to be utilized over 10 to 15 years, beginning in 2025.

As part of the acquisition of CIFG Holding Inc. (CIFGH, and together with its subsidiaries, CIFG), the Company acquired $189 million of net operating losses (NOL). The NOL has been limited under the Code Section 382 due to a change in control as a result of the acquisition. As of December 31, 2023, certain U.S. subsidiaries had gross deferred tax assets of approximately $23 million for federal NOL carryforwards which will begin to expire in 2033. In addition, as of December 31, 2023, the Company had gross deferred tax assets for certain non-U.S. NOL carryforwards of approximately $7 million which do not expire.

Valuation Allowance

During 2023, the Company recorded a return to provision adjustment, which included the utilization of $3 million in foreign tax credits (FTC), thereby reducing the Company’s FTC from $5 million as of December 31, 2022 to $2 million. As of December 31, 2023, the Company believes that the weight of the positive evidence outweighs the negative evidence regarding the realization of the Company’s FTC, resulting in the release of the corresponding $2 million valuation allowance.

    During 2022, the Company recorded a return to provision adjustment, which included the utilization of $19 million in FTC, thereby reducing the Company’s FTC from $24 million as of December 31, 2021 to $5 million as of December 31, 2022. FTC were established under the 2017 Tax Cuts and Jobs Act (TCJA) for use against regular tax in future years, and will expire in 2027. In analyzing the future realizability of FTC, the Company notes limitations on future foreign source income due to overall foreign losses as negative evidence. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the remaining FTC of $5 million will not be utilized, and therefore maintained a

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
valuation allowance with respect to this tax attribute, resulting in a decrease in the valuation allowance from $24 million as of December 31, 2021 to $5 million as of December 31, 2022.

There were no changes in the valuation allowance for 2021.

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

Changes in market conditions during 2023 and 2022, including rising interest rates, resulted in the recording of deferred tax assets related to net unrealized tax capital losses. When assessing recoverability of these deferred tax assets, the Company considers the ability and intent to hold the underlying securities to recovery in value, if necessary, as well as other factors as noted above. As of December 31, 2023, based on all available evidence, including capital loss carryback capacity, the Company concluded that the deferred tax assets related to the unrealized tax capital losses on the available-for-sale securities portfolios are, more likely than not, expected to be realized.

Provision for Income Taxes

The components of the provision (benefit) for income taxes were as follows:

Current and Deferred Provision (Benefit) for Income Taxes

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Current provision (benefit) for income taxes:
Federal	$76	$(1)	$88
State and local	(13)	15	8
Foreign	—	—	—
Total current	$63	$14	$96
Deferred provision (benefit) for income taxes:
Federal	$31	$12	$(38)
State and local	—	—	—
Foreign	(187)	(15)	—
Total deferred	(156)	(3)	(38)
Total provision (benefit) for income taxes	$(93)	$11	$58

    The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions. The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with

•U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21% in 2023, 2022 and 2021;
•French subsidiary taxed at the French marginal corporate tax rate of 25% in 2023, 25% in 2022, and 27.5% in 2021;
•no taxes on the income of the Company’s Bermuda Subsidiaries unless subject to U.S. tax by election; and
•U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 23.5% for the full year 2023, and 19% for the periods between April 1, 2017 and March 31, 2023. For periods subsequent to April 1, 2023, the U.K. corporation tax rate was increased to 25%.

Controlled foreign corporations (CFCs) apply the local marginal corporate tax rate. In addition, the TCJA created a new requirement that a portion of the GILTI earned by CFCs must be included currently in the gross income of the CFCs’ U.S. shareholder.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Expected tax provision (benefit)	$122	$23	$76
Tax-exempt interest	(15)	(14)	(19)
Return to provision adjustment	(6)	(20)	(4)
Noncontrolling interest	(5)	(3)	(8)
State taxes, net of federal benefit	(10)	12	7
Foreign taxes	11	6	8
Stock based compensation	2	5	4
Bermuda ETA	(189)	—	—
Other	(3)	2	(6)
Total provision (benefit) for income taxes	$(93)	$11	$58

Effective tax rate	(13.9)%	7.2%	12.2%

The expected tax provision (benefit) is calculated as the sum of pre-tax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Where there is a pre-tax loss in one jurisdiction and pre-tax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

The following tables present pre-tax income and revenue by jurisdiction.

Pre-tax Income (Loss) by Tax Jurisdiction

	Year Ended December 31,
	2023	2022	2021
	(in millions)
U.S.	$622	$189	$378
Bermuda	79	44	115
U.K.	(25)	(69)	(8)
France	(8)	(16)	(8)
Total	$668	$148	$477

Revenue by Tax Jurisdiction

	Year Ended December 31,
	2023	2022	2021
	(in millions)
U.S.	$1,169	$661	$685
Bermuda	165	84	123
U.K.	37	(15)	41
France	2	(8)	(3)
Other	—	1	2
Total	$1,373	$723	$848

Pre-tax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Audits

    As of December 31, 2023, AGUS had open tax years with the U.S. IRS for 2018 forward and is currently under audit for the 2018 and 2019 tax years. As of December 31, 2023, Assured Guaranty Overseas US Holdings Inc. had open tax years with the IRS for 2020 forward and is not currently under audit with the IRS. In September 2022, His Majesty’s Revenue & Customs (HMRC) completed a business risk review of Assured Guaranty that commenced in July 2022 and assigned a low-risk rating for corporate taxes in the U.K. In December 2023, HMRC issued an inquiry into the Company’s 2021 U.K. tax returns. As of December 31, 2023, the Company's U.K. subsidiaries had open tax years with HMRC for 2021 forward. The Company’s French subsidiary is not currently under examination and has open tax years of 2020 forward.

Uncertain Tax Positions

During the years ended December 31, 2023, 2022 and 2021, there were no unrecognized tax benefits. There were no accruals for the payment of interest and penalties related to income taxes as of each of December 31, 2023, 2022 and 2021.
15.    Insurance Company Regulatory Requirements

    The following table summarizes the policyholder’s surplus and net income amounts reported to local regulatory bodies in the U.S. and Bermuda for insurance subsidiaries within the group. The discussion that follows describes the basis of accounting and differences to GAAP.

Insurance Regulatory Amounts Reported
U.S. and Bermuda

	Policyholders’ Surplus		Net Income (Loss)
	As of December 31,		Year Ended December 31,
	2023	2022	2023	2022	2021
	(in millions)
U.S. statutory companies:
AGM (1)	$2,646	$2,747	$209	$163	$352
AGC (2)	1,651	1,916	79	62	282
Bermuda statutory companies:
AG Re	905	839	95	53	121
AGRO	412	390	16	9	6
____________________
(1)     Policyholders’ surplus is net of contingency reserves of $876 million and $855 million as of December 31, 2023 and December 31, 2022, respectively.
(2)     Policyholders’ surplus is net of contingency reserves of $420 million and $347 million as of December 31, 2023 and December 31, 2022, respectively.

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

GAAP differs in certain significant respects from the U.S. insurance companies’ SAP prescribed or permitted by insurance regulatory authorities. The principal differences result from the SAP listed below.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
•Upfront premiums are earned upon expiration of risk and installment premiums are earned on a pro-rata basis over the installment period, rather than in proportion to the amount of insurance protection provided under GAAP. The timing of premium accelerations may also differ between SAP and GAAP. Under GAAP, premiums are accelerated only upon the legal defeasance of an insured obligation, whereas statutory premiums may be accelerated earlier if an insured obligation is economically defeased prior to legal defeasance.
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
•The amount of admitted deferred tax assets are subject to an adjusted surplus threshold and subject to a limitation calculated in accordance with SAP. Under GAAP, there is no non-admitted asset determination, rather a valuation allowance is recorded to reduce the deferred tax asset to an amount that is more likely than not to be realized.
•Insured credit derivatives are accounted for as insurance contracts rather than accounted for as derivative contracts that are measured at fair value under GAAP.
•Bonds are reported at either amortized cost or the lower of amortized cost or fair value, rather than classified as available-for-sale or trading securities and carried at fair value under GAAP.
•The impairment model for fixed-maturity securities classified as available-for-sale under GAAP differs from the statutory impairment model. Under SAP, fixed-maturity securities that have been determined to be other-than-temporarily impaired are written down to fair value or the present value of cash flows. Under GAAP, an allowance for credit losses is established, and can be reversed for subsequent increases in expected cash flows.
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
•Losses are discounted at pre-tax book yields and recorded when there is a significant credit deterioration on specific insured obligations and the obligations are in default or a default is probable. Under GAAP, expected losses are discounted at the risk-free rate at the end of each reporting period and are recorded only to the extent they exceed deferred premium revenue.
•The present value of contractual or expected installment premiums and commissions are not recorded on the balance sheet as they are under GAAP.
•The put options in CCS are not accounted for as derivatives as they are under GAAP.
•Non-USD denominated unearned premiums reserve is remeasured at current exchange rates rather than carried at historical rates under GAAP.

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

United Kingdom

AGUK prepares its Solvency and Financial Condition Report based on Prudential Regulation Authority and Solvency II Regulations (Solvency II). As of December 31, 2023, AGUK’s eligible own funds were an estimated £528 million (or $672 million). As of December 31, 2022 AGUK’s own funds were an estimated £592 million (or $716 million).

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
France

AGE prepares its Solvency and Financial Condition Report and other required regulatory financial reports based on Autorité de Contrôle Prudentiel et de Résolution (ACPR) regulations and Solvency II. As of December 31, 2023 AGE’s own funds were an estimated €44 million (or $49 million). As of December 31, 2022 AGE’s own funds were an estimated €52 million (or $56 million).

Dividend Restrictions and Capital Requirements

United States

    Under the New York insurance law, AGM may only pay dividends out of “earned surplus,” which is the portion of an insurer’s surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to the insurer’s shareholders as dividends, transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the New York State Department of Financial Services Superintendent (New York Superintendent) in an amount that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders’ surplus (as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2024 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $265 million. Of such $265 million, $47 million is estimated to be available for distribution in the first quarter of 2024.

Under Maryland’s insurance law, AGC may, with prior notice to the Maryland Insurance Administration Commissioner, pay an ordinary dividend in an amount that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders’ surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2024 for AGC to distribute as ordinary dividends is approximately $117 million. Of such $117 million, approximately $35 million is estimated to be available for distribution in the first quarter of 2024.

Bermuda

    For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Authority. Separately, dividends are paid out of an insurer’s statutory surplus and cannot exceed that surplus. Furthermore, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year’s financial statements, which is $226 million, without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2024 AG Re has the capacity to: (i) make capital distributions in an aggregate amount up to $129 million without the prior approval of the Authority; and (ii) declare and pay dividends in an aggregate amount up to approximately $226 million as of December 31, 2023. Such dividend capacity is further limited by: (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $138 million as of December 31, 2023; and (ii) the amount of statutory surplus, which as of December 31, 2023 was $47 million.

    For AGRO, a subsidiary of AG Re, annual dividends cannot exceed $103 million, without AGRO certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2024 AGRO has the capacity to: (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority; and (ii) declare and pay dividends in an aggregate amount up to approximately $103 million as of December 31, 2023. Such dividend capacity is further limited by: (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $383 million as of December 31, 2023; and (ii) the amount of statutory surplus, which as of December 31, 2023 was $275 million.

United Kingdom

U.K. company law prohibits AGUK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the Prudential Regulation Authority’s capital requirements may in practice act as

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
a restriction on dividends for AGUK. In 2023 AGUK paid a dividend and plans to make further distributions of excess capital in the future.

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
Dividend Restrictions and Capital Requirements

Distributions from Insurance Company Subsidiaries

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Dividends paid by AGC to AGUS	$102	$207	$94
Dividends paid by AGM to AGMH	257	266	291
Dividends paid by AG Re to AGL (1)	53	—	150
Dividends from AGUK to AGM	127	—	—
Redemption of common stock by AGC from AGUS	200	—	—
____________________
(1)    2021 included fixed-maturity securities with a fair value of $46 million.

16.    Related Party Transactions

Accounting Policy

The Company follows ASC 850, “Related Party Transactions”, for the identification and disclosure of related party transactions. Pursuant to ASC 850, related parties include: (i) the Company’s affiliates; (ii) entities for which investments in their equity securities would be required, absent the election of the FVO to be accounted for by the equity method; (iii) trusts for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of management; (iv) the Company’s principal owners; (v) the Company’s management; (vi) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (vii) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Related party amounts and transactions disclosed in this note include transactions with “Related Persons” as defined in Item 404 of SEC’s Regulation S-K as well as “related parties” as defined in ASC 850.

Related Party Transactions

    Prior to the Sound Point Transaction and the AHP Transaction, certain Related Persons were eligible to make investments in various private funds, vehicles or accounts managed by AssuredIM and AHP, subject to compliance with applicable laws. Generally, these investments were not subject to the management fees and performance allocations or incentive fees charged to other investors. See Note 10, Asset Management Fees, for information on management fees from AssuredIM funds and CLOs. Subsequent to the Sound Point Transaction, from time to time, certain Related Persons may make investments in various private funds, vehicles or accounts managed by Sound Point that are not subject to management fees, performance allocations or incentive fees charged to other investors.

As of December 31, 2023 and December 31, 2022, each of Wellington Management Company, LLP (together with its affiliates, Wellington) and BlackRock Financial Management Inc. (together with its affiliates, BlackRock) directly or indirectly owned more than 5% of the Company’s common shares. Both Wellington and BlackRock are Related Persons. Wellington is

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
one of the Company’s investment managers, and BlackRock was also one of the Company’s investment managers until September 2020. BlackRock also provides investment reporting software to the Company.

The investment management fees and reporting software expense incurred from transactions with Wellington and BlackRock were approximately $1.9 million in 2023, $2.0 million in 2022 and $2.4 million in 2021. The Company reported payables to Wellington and BlackRock in connection with these fees and transactions of less than $1 million as of both December 31, 2023 and December 31, 2022.

Throughout the notes to these consolidated financial statements, the Company describes several affiliated balances and transactions.

In Note 1, Business and Basis of Presentation and Note 7, Investments and Cash, the Company includes a discussion of, and amounts related to, its various equity method investments, including an equity method investment in Sound Point, and several Sound Point managed funds. Certain of the Sound Point (and prior to July 1, 2023, AssuredIM) managed funds in which the Company invests are reported as CIVs as described in Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Prior to the Sound Point Transaction and AHP Transaction, the Company owned and consolidated AssuredIM and earned management and performance fees for its investment advisory and management services in respect of AssuredIM Funds. Amounts earned in respect of such services are presented in Note 10, Asset Management Fees, along with the related receivables and payables.

Amounts contributed to employee retirement and savings plans are disclosed in Note 13, Employee Benefit Plans.

17.    Leases

The Company is party to various non-cancelable lease agreements, all of which are operating leases as of December 31, 2023. The majority of the Company's leases relate to office space dedicated to the Company's operations in various locations (primarily New York City, San Francisco, Bermuda, London and Paris) with expiration dates ranging from 2024 to 2032. The Company subleases certain properties that are not used in its operations.

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

The Company assesses ROU assets for impairment when certain events occur or when there are changes in circumstances including potential alternative uses. If circumstances require an ROU asset to be tested for possible impairment, and the carrying value of the ROU asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Any impairment is reported in “other operating expenses” in the consolidated statement of operations.

Lease Assets and Liabilities

As of December 31, 2023, the ROU asset and lease liability was $71 million and $97 million, respectively. As of December 31, 2022, the ROU asset and lease liability was $87 million and $116 million, respectively. The weighted average

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
remaining lease term as of December 31, 2023 and December 31, 2022 was 7.8 years and 8.2 years, respectively. The Company used a weighted average discount rate of 2.60% and 2.49% as of December 31, 2023 and December 31, 2022, respectively.

Lease Expense and Other Information

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating lease cost	$20	$16	$16
Other lease costs (1)	2	3	3
Sublease income	(7)	(7)	(5)
Total lease cost	$15	$12	$14
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for operating leases	$24	$23	$20
ROU assets obtained in exchange for new operating lease liabilities (2)	1	1	35
 ____________________
(1)    Primarily includes variable and short-term lease costs.
(2)    The amounts in 2021 relate primarily to additional office space leased in New York City.

    During the fourth quarter of 2023, the Company made the decision to sublease office space that was previously occupied by the Company in support of its operations. The Company concluded that the associated ROU asset was not recoverable. Accordingly, the Company recognized an ROU asset impairment of $3 million as of December 31, 2023, reducing the carrying value of the associated ROU asset to its estimated fair value.

Future Minimum Rental Payments
Operating Leases

As of December 31, 2023
Year	(in millions)
2024	$16
2025	13
2026	12
2027	12
2028	13
Thereafter	41
Total lease payments	107
Less: Imputed interest	10
Total lease liabilities	$97

18.    Commitments and Contingencies

Legal Proceedings

Lawsuits arise in the ordinary course of the Company’s business. It is the opinion of the Company’s management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, although an adverse resolution of litigation against the Company in a fiscal quarter or year could have a material adverse effect on the Company’s results of operations or liquidity in that particular quarter or year.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

Accounting Policy

    The Company establishes accruals for litigation and regulatory matters to the extent it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. Additionally, it discloses such amounts if material to the financial position of the Company. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it would be disclosed below. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly basis and updates its accruals, disclosures, and estimates of reasonably possible loss based on such reviews.

Litigation

    On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC, which, in the past, had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York (the Court), asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination in December 2008 of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP’s termination in July 2009 of 28 other credit derivative transactions between LBIE and AGFP and AGFP’s calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP had terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and properly calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed (as described below) and approximately $21 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On March 15, 2013, the Court granted AGFP’s motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE’s claim with respect to the 28 other credit derivative transactions. Following a bench trial, on March 8, 2023, the Court rendered its decision and found in favor of AGFP. On June 30, 2023, the clerk entered judgment in favor of AGFP in the amount of approximately $54 million plus post-judgment simple interest at an annual rate of 8%. On July 1, 2023, AGFP moved the Court to award it approximately $58 million for attorneys’ fees and expenses AGFP incurred through March 2023. The parties reached a confidential settlement with respect to this motion for attorneys’ fees, and AGFP withdrew the motion without prejudice on October 30, 2023. On September 22, 2023, LBIE appealed the Court’s post-trial decision to the New York Appellate Division’s First Judicial Department. Briefing on the appeal was completed on January 12, 2024, and oral argument on the appeal was heard on February 21, 2024. The Company did not accrue in its financial statements for the judgment it was awarded or the attorneys’ fees it sought.

19.    Shareholders’ Equity

Accounting Policy

The Company records share repurchases as a reduction to “common shares” and “additional paid-in capital.” Once additional paid-in capital has been exhausted, share repurchases are recorded as a reduction to common shares and retained earnings.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

Share Repurchases

    On November 1, 2023, the Board authorized the repurchase of an additional $300 million of its common shares. As of February 27, 2024, the Company was authorized to purchase $228 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Share Repurchases

Year	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2021	10,519,040	$496	$47.19
2022	8,847,981	503	56.79
2023	3,215,893	199	61.95
2024 (through February 27, 2024 on a settlement date basis)	950,551	76	79.98

Deferred Compensation

Certain executives of the Company elected to invest a portion of their AG US Group Services Inc. supplemental executive retirement plan (AGS SERP) accounts in the employer stock fund in the AGS SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the AGS SERP. Each unit equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
employer stock fund as of the date of such election. As of December 31, 2023 and 2022, there were 74,309 and 74,309 units, respectively, in the AGS SERP.

Dividends

Any determination to pay dividends is at the discretion of the Company’s Board, and depends upon the Company’s results of operations, cash flows from operating activities, its financial position, capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual restrictions on the payment of dividends, other potential uses for such funds and any other factors the Company’s Board deems relevant. For more information concerning regulatory constraints that affect the Company’s ability to pay dividends, see Note 15, Insurance Company Regulatory Requirements.

On February 21, 2024, the Company declared a quarterly dividend of $0.31 per common share compared with $0.28 per common share paid in 2023, an increase of 11%.

20.    Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI into the respective lines in the consolidated statements of operations.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Year Ended December 31, 2023

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2022	$(343)	$(110)	$(23)	$(45)	$6	$(515)
Other comprehensive income (loss) before reclassifications	139	(5)	—	2	—	136
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(1)	(13)	—	—	—	(14)
Fair value gains (losses) on FG VIEs	—	—	(3)	—	—	(3)
Fair value gains (losses) on CIVs	—	—	—	(6)	—	(6)
Interest expense	—	—	—	—	1	1
Total before tax	(1)	(13)	(3)	(6)	1	(22)
Tax (provision) benefit	(1)	2	—	1	—	2
Total amount reclassified from AOCI, net of tax	(2)	(11)	(3)	(5)	1	(20)
Other comprehensive income (loss)	141	6	3	7	(1)	156
Balance, December 31, 2023	$(202)	$(104)	$(20)	$(38)	$5	$(359)

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Basic EPS is computed by dividing net income (loss) available to common shareholders of Assured Guaranty by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the effects of restricted stock, restricted stock units, stock options and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of: (1) the treasury stock method; or (2) the two-class method assuming nonvested shares are not converted into common shares.

Computation of Earnings Per Share

	Year Ended December 31,
	2023	2022	2021
	(in millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to AGL	$739	$124	389
Less: Distributed and undistributed income (loss) available to nonvested shareholders	6	1	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$733	$123	389
Basic shares	58.4	62.9	73.5
Basic EPS	$12.54	$1.95	$5.29

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$733	$123	$389
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$733	$123	$389
Basic shares	58.4	62.9	73.5
Dilutive securities:
Restricted stock awards	1.2	1.0	0.8
Diluted shares	59.6	63.9	74.3
Diluted EPS	$12.30	$1.92	$5.23
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.1	0.6	0.1

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
22.    Parent Company

The following tables present the condensed financial statements of Assured Guaranty Ltd.

Assured Guaranty Ltd. (Parent Company)
Condensed Balance Sheets
(in millions)

	As of December 31,
	2023	2022
Assets
Investments	$40	$26
Investments in subsidiaries	5,553	4,984
Dividends receivable from subsidiaries	80	18
Other assets (1)	64	58
Total assets	$5,737	$5,086

Liabilities
Other liabilities (1)	$24	$22
Total liabilities	$24	$22

Total shareholders’ equity attributable to AGL	$5,713	$5,064
Total liabilities and shareholders’ equity	$5,737	$5,086
____________________
(1)    Mainly consists of due from and due to affiliates.

Assured Guaranty Ltd. (Parent Company)
Condensed Statements of Operations and Comprehensive Income
(in millions)

	Year Ended December 31,
	2023	2022	2021
Revenues
Net investment income	$1	$3	$1
Net realized investment gains (losses)	(1)	(4)	—
Total revenues	—	(1)	1
Expenses
Other expenses (1)	45	45	35
Total expenses	45	45	35
Income (loss) before equity in earnings of subsidiaries	(45)	(46)	(34)
Equity in earnings of subsidiaries	784	170	423
Net income attributable to AGL	739	124	389
Other comprehensive income (loss) attributable to AGL	156	(815)	(198)
Comprehensive income (loss) attributable to AGL	$895	$(691)	$191
____________________
(1)    Includes expense allocations from subsidiaries.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Assured Guaranty Ltd. (Parent Company)
Condensed Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income attributable to AGL	$739	$124	$389
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in earnings of subsidiaries	(784)	(170)	(423)
Net realized investment losses (gains)	1	4	—
Cash dividends from subsidiaries	306	437	539
Other	36	32	22
Net cash flows provided by (used in) operating activities	298	427	527

Cash flows from investing activities:
Short-term investments with maturities of over three months:
Sales	4	52	—
Maturities and paydowns	—	5	4
Net sales (purchases) of short-term investments with original maturities of less than three months	(18)	92	41
Net cash flows provided by (used in) investing activities	(14)	149	45

Cash flows from financing activities:
Dividends paid	(67)	(64)	(66)
Repurchases of common shares	(199)	(500)	(496)
Other	(18)	(12)	(10)
Net cash flows provided by (used in) financing activities	(284)	(576)	(572)

Increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—

Supplemental disclosure of non-cash investing activities:
Dividend from a subsidiary in the form of fixed-maturity securities	$—	$—	$46

Basis of Presentation

These condensed financial statements of AGL should be read in conjunction with the Company’s consolidated financial statements and notes thereto. AGL is a Bermuda-based holding company that provides, through its wholly-owned operating subsidiaries, credit protection products to the U.S. and non-U.S. public finance (including infrastructure) and structured finance markets. Assured Guaranty also participates in the asset management business. See Note 1, Business and Basis of Presentation, for further information regarding the basis of presentation.

Guaranties of Obligations of Affiliates

AGL fully and unconditionally guarantees all of the U.S. Holding Companies’ debt. See Note 12, Long-Term Debt and Credit Facilities, for additional information.

Credit Facility with Affiliate

On October 25, 2013, AGL, as borrower, and AGUS, as lender, entered into a revolving credit facility pursuant to which AGL may, from time to time, borrow for general corporate purposes. Under the credit facility, AGUS committed to lend

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
a principal amount not exceeding $225 million in the aggregate. In October 2023, the commitment was extended until October 25, 2033 (the loan commitment termination date). The unpaid principal amount of each loan will bear interest at a fixed rate equal to 100% of the then applicable interest rate as determined under Section 1274(d) of the Code, and interest on all loans will be computed for the actual number of days elapsed on the basis of a year consisting of 360 days. Accrued interest on all loans will be paid on the last day of each June and December, and at maturity. AGL must repay the then unpaid principal amounts of the loans by the third anniversary of the loan commitment termination date. No amounts are currently outstanding under the credit facility.

Income Taxes

AGL is not subject to any income, withholding or capital gains taxes under current Bermuda law. In November 2013, AGL became tax resident in the U.K. although it remains a Bermuda-based company and its administrative and head office functions continue to be carried on in Bermuda. In July of 2023, the U.K. government passed legislation to implement the OECD BEPS Pillar Two income inclusion rule, which includes a multinational top-up tax which will apply to large multinational corporations for accounting periods beginning on or after December 31, 2023. It is expected this will apply to AGL, requiring a minimum effective rate of 15% in all jurisdictions in which it operates. See Note 14, Income Taxes, for further information regarding AGL’s income taxes.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Assured Guaranty’s management, with the participation of AGL’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of AGL’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of December 31, 2023. The controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including AGL’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, AGL’s CEO and CFO have concluded that, as of December 31, 2023, AGL’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, information required to be disclosed by AGL (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

    There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

    The management of AGL is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with GAAP.

    Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023 based on criteria in the 2013 Internal Control-Integrated Framework issued by the COSO.

    The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their “Report of Independent Registered Public Accounting Firm” included in Item 8, Financial Statements and Supplementary Data.

ITEM 9B.    OTHER INFORMATION

10b5-1 Trading Plans

During the fourth quarter of 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information pertaining to this item is incorporated by reference to the sections entitled “Proposal No. 1: Election Of Directors”, “Corporate Governance—How Are Directors Nominated?” and “Corporate Governance—Committees Of The Board—The Audit Committee” of the definitive proxy statement for the Annual General Meeting of Shareholders, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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

3.    Exhibits*

Description of Document
2.1
Transaction Agreement, dated April 5, 2023, between Assured Guaranty US Holdings Inc., Assured Investment Management LLC, Assured Investment Management GP Holdings LLC, Sound Point Capital Management L.P. and Sound Point GP Parent, LLC (Incorporated by reference to Exhibit 2.1. to Form 8-K filed on April 5, 2023)

3.1
Certificate of Incorporation and Memorandum of Association of the Registrant, as amended by Certificate of Incorporation on Change of Name dated March 30, 2004 and Certificate of Deposit of Memorandum of Increase of Capital dated April 21, 2004 (Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2009)

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

4.15
Form of Officer’s Certificate related to 3.600% Senior Notes due 2051, containing Form of 3.600% Senior Notes due 2051 as Exhibit A (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 17, 2021)

4.16
Form of Officer’s Certificate related to 6.125% Senior Notes due 2028, containing Form of 6.125% Senior Notes due 2028 as Exhibit A (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 21, 2023)

4.17	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Guaranty by Assured Guaranty Re Ltd. in favor of Assured Guaranty Re Overseas Ltd., effective as of January 1, 2024
10.2	Put Agreement between Assured Guaranty Corp. and Woodbourne Capital Trust [I][II][III][IV] (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2005)
10.3	Custodial Trust Expense Reimbursement Agreement (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2005)
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

Description of Document
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

10.29
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

10.30
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust I (Incorporated by reference to Exhibit 99.5 to Financial Security Assurance Holdings Ltd.’s Form 10-Q for the quarter ended June 30, 2003)

10.31
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust II (Incorporated by reference to Exhibit 99.6 to Financial Security Assurance Holdings Ltd.’s Form 10-Q for the quarter ended June 30, 2003)

Description of Document
10.32
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

10.34
Contribution Agreement, dated as of November 22, 2006, between Dexia S.A. and Financial Security Assurance Holdings Ltd. (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.’s Form 8-K filed on November 28, 2006)

10.35	Agreement and Amendment between Dexia Holdings Inc., Dexia Credit Local S.A. and the Company dated as of June 9, 2009 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 12, 2009)
10.36
Stock Purchase Agreement, dated as of December 22, 2014, between Assured Guaranty Corp. and Radian Guaranty Inc. (Incorporated by reference to Exhibit 10.44 to Form 10-K for the year ended December 31, 2014)

10.37	Summary of Annual Compensation*
10.38	Director Compensation Summary (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2023)*
10.39
Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended and restated as of May 7, 2009 and as amended through the Fourth Amendment (Incorporated by reference to Exhibit 10.43 to Form 10-K for the year ended December 31, 2016)*

10.40	Assured Guaranty Ltd. Employee Stock Purchase Plan, as amended through the Fourth Amendment (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2023)*
10.41	Assured Guaranty Ltd. Executive Severance Plan (amended and restated effective February 21, 2022) (Incorporated by reference to Exhibit 10.45 to Form 10-K for the year ended December 31, 2021)*
10.42
Form of Acknowledgement Letter for Participants in Assured Guaranty Ltd. Executive Severance Plan and Executive Officer Recoupment Policy(Incorporated by reference to Exhibit 10.46 to Form 10-K for the year ended December 31, 2021)*

10.43
Assured Guaranty Ltd. Perquisite Policy, established February 9, 2012, and amended and restated on November 1, 2018 (Incorporated by reference to Exhibit 10.57 to Form 10-K for year ended December 31, 2018)*

10.44	Form of Indemnification Agreement between the Company and its executive officers and directors (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2022)*
10.45
AG US Group Services Inc. Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2020 (Incorporated by reference to Exhibit 10.60 to Form 10-K for the year ended December 31, 2019)*

10.46
Financial Security Assurance Holdings Ltd. 1989 Supplemental Executive Retirement Plan (amended and restated as of December 17, 2004) (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on December 17, 2004)*

10.47	Amendment to the Financial Security Assurance Holdings Ltd. 1989 Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10.29 to Form 10-Q for the quarter ended June 30, 2009)*
10.48
Financial Security Assurance Holdings Ltd. 2004 Supplemental Executive Retirement Plan, as amended on February 14, 2008 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 15, 2008)*

10.49
Share Purchase Agreement relating to the sale and purchase of MBIA UK Insurance Limited, dated September 29, 2016, between MBIA UK (Holdings) Limited and Assured Guaranty Corp. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2016)

10.50
2019 Form of Executive TSR Performance Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2019)*

10.51
2020 Form of Executive TSR Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2020)*

10.52
2020 Form of Executive ABV Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2020)*

10.53
2020 Form of Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2020)*

10.54
Purchase Agreement, dated as of August 7, 2019, among BlueMountain Capital Management, LLC, BlueMountain GP Holdings, LLC, BlueMountain CLO Management, LLC, Assured Guaranty US Holdings Inc., Assured Guaranty Ltd., Affiliated Managers Group, Inc. and the sellers named therein (Incorporated by reference to Exhibit 2.1 to Form 10-Q for the quarter ended June 30, 2019)*

Description of Document
10.55
2021 Form of Executive TSR Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2021)*

10.56
2021 Form of Executive ABV Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2021)*

10.57
2021 Form of Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2021)*

10.58	Separation Agreement, dated as of December 21, 2021, between the Company and Russell B. Brewer II (Incorporated by reference to 10.72 to Form 10-K for the year ended December 31, 2021)*
10.59
2022 Form of Executive TSR Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2022)*

10.60
2022 Form of Executive ABV Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2022)*

10.61
2022 Form of Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2022)*

10.62
2022 Form of Executive Non-Equity Incentive Award Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2022)*

10.63
2023 Form of Executive TSR Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.78 to Form 10-K for the year ended December 31, 2023)*

10.64
2023 Form of Executive ABV Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2023)*

10.65
2023 Form of Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2023)*

10.66
2023 Form of Executive Non-Equity Incentive Award under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2023)*

10.67
Form of Restricted Stock Agreement for Outside Directors under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as in effect for awards commencing in 2003 (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2023)*

10.68	Separation Agreement, dated as of July 7, 2023, between the Company and David A. Buzen (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2023)*
10.69	Amended and Restated Separation Agreement, dated as of February 26, 2024, between the Company and David A. Buzen*
21.1	Subsidiaries of the Registrant
22.0	Subsidiary Guarantors and Issuers of Guaranteed Securities
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
97.1	Amended and Restated Assured Guaranty Ltd. Executive Recoupment Policy (as amended and restated on October 31, 2023)*

Description of Document
101.1	The following financial information from Assured Guaranty Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in inline XBRL: (i) Consolidated Balance Sheets at December 31, 2023 and 2022; (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

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

Date: February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Francisco L. Borges	Chairman of the Board; Director	February 28, 2024
Francisco L. Borges

/s/ Dominic J. Frederico	President and Chief Executive Officer; Director	February 28, 2024
Dominic J. Frederico

/s/ Benjamin G. Rosenblum	Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Benjamin G. Rosenblum

/s/ Laura Bieling	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2024
Laura Bieling

	Director	February 28, 2024
Mark C. Batten

/s/ G. Lawrence Buhl	Director	February 28, 2024
G. Lawrence Buhl

/s/ Bonnie L. Howard	Director	February 28, 2024
Bonnie L. Howard

/s/ Thomas W. Jones	Director	February 28, 2024
Thomas W. Jones

/s/ Patrick W. Kenny	Director	February 28, 2024
Patrick W. Kenny

/s/ Alan J. Kreczko	Director	February 28, 2024
Alan J. Kreczko

Name	Position	Date
	Director	February 28, 2024
Simon W. Leathes

/s/ Yukiko Omura	Director	February 28, 2024
Yukiko Omura

/s/ Lorin P.T. Radtke	Director	February 28, 2024
Lorin P.T. Radtke

/s/ Courtney C. Shea	Director	February 28, 2024
Courtney C. Shea