Form 10-Q
period 2024-03-31
ASSURED GUARANTY LTD
filed 2024-05-08
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of May 6, 2024 was 54,442,902 (includes 21,413 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions except share data)

	As of
	March 31, 2024	December 31, 2023
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $67 and $77 (amortized cost of $6,553 and $6,746)	$6,091	$6,307
Fixed-maturity securities, trading, at fair value	272	318
Short-term investments, at fair value	1,649	1,661
Other invested assets (includes $4 and $3, at fair value)	875	829
Total investments	8,887	9,115
Cash	115	97
Premiums receivable, net of commissions payable	1,450	1,468
Deferred acquisition costs	164	161
Salvage and subrogation recoverable	295	298
Financial guaranty variable interest entities’ assets (includes $167 and $174, at fair value)	167	328
Assets of consolidated investment vehicles (includes $353 and $331, at fair value)	377	366
Other assets (includes $123 and $123, at fair value)	713	706
Total assets	$12,168	$12,539
Liabilities
Unearned premium reserve	$3,612	$3,658
Loss and loss adjustment expense reserve	307	376
Long-term debt	1,695	1,694
Credit derivative liabilities, at fair value	43	53
Financial guaranty variable interest entities’ liabilities, at fair value (with recourse $389 and $543, without recourse $10 and $11)	399	554
Other liabilities	430	439
Total liabilities	6,486	6,774
Commitments and contingencies (Notes 3, 7 and 11)
Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 55,081,584 and 56,217,305 shares issued and outstanding)	1	1
Retained earnings	6,014	6,070
Accumulated other comprehensive income (loss), net of tax of $(72) and $(67)	(387)	(359)
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	5,629	5,713
Nonredeemable noncontrolling interests (Note 8)	53	52
Total shareholders’ equity	5,682	5,765
Total liabilities and shareholders’ equity	$12,168	$12,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions except share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Net earned premiums	$119	$81
Net investment income	84	81
Asset management fees	—	26
Net realized investment gains (losses)	8	(2)
Fair value gains (losses) on credit derivatives	10	15
Fair value gains (losses) on committed capital securities	(10)	(16)
Fair value gains (losses) on financial guaranty variable interest entities	(3)	(5)
Fair value gains (losses) on consolidated investment vehicles	22	58
Foreign exchange gains (losses) on remeasurement	(12)	20
Fair value gains (losses) on trading securities	26	(2)
Other income (loss)	1	27
Total revenues	245	283
Expenses
Loss and loss adjustment expenses (benefit)	(1)	4
Interest expense	23	21
Amortization of deferred acquisition costs	6	3
Employee compensation and benefit expenses	58	82
Other operating expenses	39	55
Total expenses	125	165
Income (loss) before income taxes and equity in earnings (losses) of investees	120	118
Equity in earnings (losses) of investees	24	2
Income (loss) before income taxes	144	120
Less: Provision (benefit) for income taxes	31	23
Net income (loss)	113	97
Less: Noncontrolling interests	4	16
Net income (loss) attributable to Assured Guaranty Ltd.	$109	$81

Earnings per share:
Basic	$1.94	$1.37
Diluted	$1.89	$1.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$113	$97
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $(5) and $14	(29)	89
Investments with credit impairment, net of tax provision (benefit) of $0 and $1	1	5
Change in net unrealized gains (losses) on investments	(28)	94
Change in instrument-specific credit risk on financial guaranty variable interest entities’ liabilities with recourse, net of tax provision (benefit)	(1)	(1)
Other, net of tax provision (benefit)	1	2
Other comprehensive income (loss)	(28)	95
Comprehensive income (loss)	85	192
Less: Comprehensive income (loss) attributable to noncontrolling interests	4	16
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$81	$176

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Three Months Ended March 31, 2024

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of December 31, 2023	56,217,305	$1	$6,070	$(359)	$1	$5,713	$52	$5,765
Net income	—	—	109	—	—	109	4	113
Dividends ($0.31 per share)	—	—	(19)	—	—	(19)	—	(19)
Common shares repurchases	(1,539,278)	—	(131)	—	—	(131)	—	(131)
Share-based compensation	403,557	—	(15)	—	—	(15)	—	(15)
Distributions	—	—	—	—	—	—	(3)	(3)
Other comprehensive loss	—	—	—	(28)	—	(28)	—	(28)
As of March 31, 2024	55,081,584	$1	$6,014	$(387)	$1	$5,629	$53	$5,682

For the Three Months Ended March 31, 2023

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of December 31, 2022	59,013,040	$1	$5,577	$(515)	$1	$5,064	$228	$5,292
Net income	—	—	81	—	—	81	16	97
Dividends ($0.28 per share)	—	—	(18)	—	—	(18)	—	(18)
Contributions	—	—	—	—	—	—	3	3
Common shares repurchases	(36,369)	—	(2)	—	—	(2)	—	(2)
Share-based compensation	297,441	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	(52)	(52)
Other comprehensive income	—	—	—	95	—	95	—	95
As of March 31, 2023	59,274,112	$1	$5,638	$(420)	$1	$5,220	$195	$5,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (in millions)

	Three Months Ended March 31,
	2024	2023
Net cash flows provided by (used in) operating activities	$(74)	$312
Cash flows from investing activities:
Fixed-maturity securities, available-for-sale:
Purchases	(321)	(225)
Sales	359	455
Maturities and paydowns	165	129
Short-term investments with original maturities of over three months:
Purchases	—	(12)
Sales	—	3
Maturities and paydowns	4	15
Net sales (purchases) of short-term investments with original maturities of less than three months	8	(460)
Sales of fixed-maturity securities, trading	72	—
Paydowns of financial guaranty variable interest entities’ assets	6	7
Purchases of and contributions to other invested assets	(56)	(10)
Sales of and return of capital from other invested assets	17	5
Other	(1)	(1)
Net cash flows provided by (used in) investing activities	253	(94)
Cash flows from financing activities:
Dividends paid	(19)	(18)
Repurchases of common shares	(129)	(2)
Net paydowns of financial guaranty variable interest entities’ liabilities	(148)	(9)
Other	(28)	(15)
Cash flows from consolidated investment vehicles:
Repayment of warehouse financing debt	—	(152)
Borrowing (payment) under credit facilities	—	(30)
Distributions to noncontrolling interests from consolidated investment vehicles	(3)	(70)
Net cash flows provided by (used in) financing activities	(327)	(296)
Effect of foreign exchange rate changes	(1)	1
Increase (decrease) in cash and cash equivalents and restricted cash	(149)	(77)
Cash and cash equivalents and restricted cash at beginning of period	286	207
Cash and cash equivalents and restricted cash at end of period	$137	$130

(continued on next page)

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited) - (Continued)

 (in millions)

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information
Interest paid on long-term debt	$22	$10

Supplemental disclosure of non-cash activities:
Fixed-maturity securities, available-for-sale, received as salvage	$—	$1
Contributions from noncontrolling interests	—	3
Distributions to noncontrolling interests	—	3
Distributions from equity method investments	7	—

	As of
	March 31, 2024	March 31, 2023
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash	$115	$118
Cash and cash equivalents of consolidated investment vehicles (See Note 8)	22	(13)
Cash (included in assets held for sale)	—	25
Cash and cash equivalents and restricted cash at the end of period	$137	$130

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Business and Basis of Presentation

Business

Assured Guaranty Ltd. (AGL and, together with its subsidiaries, Assured Guaranty or the Company) is a Bermuda-based holding company that provides, through its wholly owned operating subsidiaries, credit protection products to the United States (U.S.) and non-U.S. public finance (including infrastructure) and structured finance markets. Assured Guaranty also participates in the asset management business.

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

In addition, in accordance with the terms of a letter agreement (Letter Agreement), effective July 1, 2023 Assured Guaranty Municipal Corp. and Assured Guaranty Corp. (collectively, the U.S. Insurance Subsidiaries) (i) engaged Sound Point as their sole alternative credit manager and (ii) transitioned to Sound Point the management of certain existing alternative investments and related commitments. The Letter Agreement also provides that, within the first two years of Sound Point’s engagement, the U.S. Insurance Subsidiaries, including through their investment subsidiary AG Asset Strategies LLC (AGAS), would, subject to regulatory approval, cure terms and other terms of the Letter Agreement, make new investments in funds, other vehicles and separately managed accounts managed by Sound Point which, when aggregated with the alternative investments and commitments transitioned from AssuredIM and any reinvestments (collectively, Sound Point Investments), and investments made by other Assured Guaranty affiliates, will total $1 billion. The Letter Agreement contemplates a long-term investment partnership between Sound Point and Assured Guaranty, whereby the U.S. Insurance Subsidiaries have agreed to reinvest all returns of capital from Sound Point Investments for a period of 15 years, until July 1, 2038. Similarly, the Letter Agreement provides for reinvestment by the U.S. Insurance Subsidiaries of all gains and dividends from Sound Point Investments for the first two years of Sound Point’s engagement, and reinvestment of half of all such gains and dividends thereafter until July 1, 2033 (the transactions contemplated under the Transaction Agreement and the Letter Agreement, the Sound Point Transaction). On July 1, 2028, the U.S. Insurance Subsidiaries may choose to reduce the amounts invested or required to be reinvested in certain Sound Point Investments under the Letter Agreement, subject to adjustment in Assured Guaranty’s portion of its ownership interest in Sound Point. To the extent not required to be reinvested by the Letter Agreement, all proceeds from Sound Point Investments received in accordance with their operative investment documents can be distributed to the U.S. Insurance Subsidiaries. See Note 7, Investments.

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

Upon closing of the Sound Point Transaction and the AHP Transaction, the Company deconsolidated most of the corresponding AssuredIM entities (which had previously been classified as held for sale) and reported an investment in Sound Point that is accounted for under the equity method. In connection with the Sound Point Transaction and AHP Transaction, the Company reevaluated its consolidation conclusion for each consolidated investment vehicle (CIV) and deconsolidated all but three CIVs. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles. After the Sound Point Transaction and AHP Transaction, the Company continues to consolidate the general partner of a fund that Sound Point now manages and may report performance fees reported in “other income.”

Prior to the Sound Point Transaction and AHP Transaction, the Company received management fees, as well as performance fees, incentive allocations or carried interest (collectively referred to as performance fees) in exchange for AssuredIM providing investment advisory services to manage investment funds and CLOs. Prior to the Sound Point Transaction and the AHP Transaction, these fees were reported in “asset management fees” in the condensed consolidated financial statements.

Assets and Liabilities Held For Sale

The Company designated certain assets and liabilities supporting the Insurance segment as held for sale in the first quarter of 2023. The held for sale assets and liabilities were $28 million (reported in “other assets”) and $3 million (reported in “other liabilities”), respectively, as of March 31, 2024.

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

These unaudited interim condensed consolidated financial statements are as of March 31, 2024 and cover the three-month period ended March 31, 2024 (first quarter 2024) and the three-month period ended March 31, 2023 (first quarter 2023). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current period’s presentation.

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (SEC).

The Company’s principal insurance subsidiaries are:

•Assured Guaranty Municipal Corp. (AGM), domiciled in New York;
•Assured Guaranty Corp. (AGC), domiciled in Maryland;
•Assured Guaranty UK Limited (AGUK), organized in the U.K.;

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

AGL directly or indirectly owns several holding companies, two of which - Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) (collectively the U.S. Holding Companies) - have public debt outstanding.

Recent Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM), extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. This ASU is effective in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company will adopt this ASU during the fourth quarter of 2024 and apply its amendments retrospectively to all prior periods presented in its consolidated financial statements.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require enhanced annual disclosures regarding the rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The Company will apply the amendments in this ASU prospectively to all annual periods beginning after December 15, 2024. The adoption of this ASU will affect certain of the Company’s income tax disclosures.

2.    Segment Information

     The Company reports its results of operations in two segments: Insurance and Asset Management. The Company separately reports the results of its Corporate division and the effects of consolidating FG VIEs and CIVs. This presentation is consistent with the manner in which the Company’s CODM reviews the business to assess performance and allocate resources.

The Insurance segment primarily consists of: (i) the Company’s insurance subsidiaries; and (ii) AGAS. Prior to July 1, 2023, the Asset Management segment consisted of AssuredIM, which provided asset management services to third-party investors, the U.S. Insurance Subsidiaries and AGAS. Beginning in July 2023, the Company participates in the asset management business through its ownership interest in Sound Point as described in Note 1, Business and Basis of Presentation. Beginning in the third quarter of 2023, the Asset Management segment primarily includes the results of the Company’s equity method investment in Sound Point.

    The Corporate division primarily consists of: (i) interest expense and any losses on the extinguishment of the U.S. Holding Companies’ debt; and (ii) other corporate operating expenses of AGL and the U.S. Holding Companies.

    The Other category primarily includes the effect of consolidating FG VIEs, CIVs, intersegment eliminations and, prior to July 1, 2023, the reclassification of reimbursable fund expenses. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

    The segment results differ from the consolidated financial statements in certain respects. The Insurance segment includes: (i) premiums and losses from the financial guaranty insurance policies issued by the U.S. Insurance Subsidiaries that guarantee the FG VIEs’ debt; and (ii) the insurance segment’s share of earnings from investments in funds managed by Sound Point (prior to July 1, 2023, AssuredIM) and AHP funds in “equity in earnings (losses) of investees.” Under GAAP, (i) FG VIEs are consolidated by the U.S. Insurance Subsidiaries and the premiums and losses/recoveries associated with the financial guaranty policies associated with the FG VIEs’ debt are eliminated (the reconciliation tables below present the FG VIEs and related eliminations in “other”); and (ii) CIVs are consolidated by either AGUS or AGAS (in the reconciliation tables below, the CIVs and related eliminations of the Insurance segment’s “equity in earnings (losses) of investees” associated with AGAS’ ownership interest in CIVs are presented in “other”). Until July 1, 2023, under GAAP, reimbursable fund expenses were shown

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
as a component of asset management fees and included in total revenues, whereas in the Asset Management segment in the tables below these expenses were netted in “segment expenses.”

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
•The tax effects related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

The Company does not report assets by reportable segment as the CODM does not assess performance and allocate resources based on assets.

The following table presents information for the Company’s operating segments. Intersegment revenues include transactions between and among the segments, the corporate division and other.

Segment Information

	First Quarter
	2024		2023
	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$227	$1	$188	$25
Intersegment revenues	2	—	2	16
Segment revenues	229	1	190	41
Segment expenses	85	—	79	42
Segment equity in earnings (losses) of investees	40	1	30	—
Less: Segment provision (benefit) for income taxes	35	1	24	—
Segment adjusted operating income (loss)	$149	$1	$117	$(1)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The tables below present a reconciliation of significant components of segment information to the comparable consolidated amounts.

Reconciliation of Segment Information to Consolidated Information
First Quarter 2024

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$229	$85	$40	$35	$—	$149
Asset Management	1	—	1	1	—	1
Total segments	230	85	41	36	—	150
Corporate division	5	47	—	(5)	—	(37)
Other	16	(5)	(17)	—	4	—
Subtotal	251	127	24	31	4	113
Reconciling items:
Realized gains (losses) on investments	8	—	—	—	—	8
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	8	(2)	—	—	—	10
Fair value gains (losses) on CCS	(10)	—	—	—	—	(10)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(12)	—	—	—	—	(12)
Tax effect	—	—	—	—	—	—
Total consolidated	$245	$125	$24	$31	$4	$109

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

The Company seeks to limit its exposure to losses by underwriting obligations that it views to be investment grade at inception, although on occasion it may underwrite new issuances that it views to be below-investment-grade (BIG), typically as part of its loss mitigation strategy for existing troubled exposures. The Company also seeks to acquire portfolios of insurance from financial guarantors that are no longer writing new business by acquiring such companies, providing reinsurance on, or novating, a portfolio of insurance; in such instances, it evaluates the risk characteristics of the target portfolio, which may include some BIG exposures, as a whole in the context of the proposed transaction. The Company diversifies its insured portfolio across sector and geography and, in the structured finance portfolio, generally requires subordination or collateral to protect it from loss. Reinsurance may be used in order to reduce net exposure to certain insured transactions.

     Public finance obligations insured by the Company primarily consist of general obligation bonds supported by the taxing powers of U.S. state or municipal governmental authorities, as well as tax-supported bonds, revenue bonds and other obligations supported by covenants from state or municipal governmental authorities or other municipal obligors to impose and collect fees and charges for public services or specific infrastructure projects. The Company includes within public finance obligations those obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including utilities, toll roads, healthcare facilities and government office buildings as well as obligations issued by U.S. and non-U.S. sovereign and sub-sovereign issuers and governmental authorities.

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

    More extensive monitoring and intervention are employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. For purposes of determining the appropriate surveillance category, the Company expects “future losses” on a transaction when the Company believes there is at least a 50% chance that, on a present value basis, it will in the future pay claims on that transaction that will not be fully reimbursed. The three BIG surveillance categories are:

•BIG 1: Below-investment-grade transactions showing sufficient deterioration to make future losses possible, but for which none are currently expected.
•BIG 2: Below-investment-grade transactions for which future losses are expected but for which no claims (other than liquidity claims, which are claims that the Company expects to be reimbursed within one year) have yet been paid.
•BIG 3: Below-investment-grade transactions for which future losses are expected and on which claims (other than liquidity claims) have been paid.

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

    The Company has, from time to time, purchased securities that it has insured, and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The Company excludes amounts

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
attributable to Loss Mitigation Securities from par and debt service outstanding and instead reports Loss Mitigation Securities in the investment portfolio. The Company manages such securities as investments and not insurance exposure. As of both March 31, 2024 and December 31, 2023, the Company excluded net par outstanding of $1.2 billion attributable to Loss Mitigation Securities.

    Gross debt service outstanding represents the sum of all estimated future debt service payments on the insured obligations, on an undiscounted basis. Net debt service outstanding equals gross debt service outstanding net of any reinsurance. Future debt service payments include the estimated impact of any consumer price index inflator after the reporting date as well as, in the case of accreting (zero-coupon) obligations, accretion after the reporting date.

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

Financial Guaranty Portfolio
Debt Service and Par Outstanding

	As of March 31, 2024		As of December 31, 2023
	Gross	Net	Gross	Net
	(in millions)
Debt Service
Public finance	$383,723	$383,648	$386,494	$386,419
Structured finance	11,627	11,201	11,543	11,217
Total financial guaranty	$395,350	$394,849	$398,037	$397,636

Par Outstanding
Public finance	$238,188	$238,132	$239,352	$239,296
Structured finance	10,438	10,012	10,183	9,857
Total financial guaranty	$248,626	$248,144	$249,535	$249,153

In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $829 million of public finance gross par and $1.8 billion of structured finance gross par as of March 31, 2024. These commitments are contingent on the satisfaction of all conditions set forth in the guaranties and may expire unused or be

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts. Also, in connection with a potential transaction that would accelerate the run-off of the insured portfolio of Financial Guaranty Insurance Company (FGIC) pursuant to the First Amended Plan of Rehabilitation for FGIC, dated June 4, 2013 (the Proposed Transaction), the Company and FGIC are parties to a Novation Agreement dated as of February 8, 2024 (the Agreement) pursuant to which certain FGIC policies insuring approximately $353 million of public finance (including infrastructure) gross par and approximately $50 million of structured finance gross par as of December 31, 2023 may in the future be novated to the Company in accordance with the terms and conditions of the Agreement. The Proposed Transaction, including the novation of certain FGIC policies to the Company, is subject in all respects to review and approval by the New York State Department of Financial Services, the reopening of FGIC’s rehabilitation proceeding, and ultimate approval by the Supreme Court of the State of New York. In the event the Proposed Transaction does not occur on or prior to September 30, 2025, either the Company or FGIC has the right to terminate the Agreement in accordance with its terms.

Financial Guaranty Portfolio by Internal Rating
As of March 31, 2024

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$27	—%	$2,058	4.3%	$762	8.8%	$454	33.2%	$3,301	1.3%
AA	17,872	9.5	3,336	6.9	5,591	64.7	84	6.1	26,883	10.8
A	103,551	54.5	12,740	26.4	816	9.5	738	53.9	117,845	47.5
BBB	65,326	34.4	28,998	60.1	505	5.8	93	6.8	94,922	38.3
BIG	3,119	1.6	1,105	2.3	969	11.2	—	—	5,193	2.1
Total net par outstanding	$189,895	100.0%	$48,237	100.0%	$8,643	100.0%	$1,369	100.0%	$248,144	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2023

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$110	0.1%	$2,062	4.2%	$867	10.0%	$465	38.0%	$3,504	1.4%
AA	17,883	9.4	3,379	6.9	4,517	52.3	89	7.3	25,868	10.4
A	102,945	54.1	12,968	26.5	1,639	19.0	571	46.6	118,123	47.4
BBB	66,080	34.7	29,467	60.1	574	6.7	100	8.1	96,221	38.6
BIG	3,271	1.7	1,131	2.3	1,035	12.0	—	—	5,437	2.2
Total net par outstanding	$190,289	100.0%	$49,007	100.0%	$8,632	100.0%	$1,225	100.0%	$249,153	100.0%

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of March 31, 2024

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,249	$926	$944	$3,119	189,895
Non-U.S. public finance	1,105	—	—	1,105	48,237
Public finance	2,354	926	944	4,224	238,132
Structured finance:
U.S. RMBS	17	36	825	878	1,684
Other structured finance	—	25	66	91	8,328
Structured finance	17	61	891	969	10,012
Total	$2,371	$987	$1,835	$5,193	$248,144

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2023

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,257	$926	$1,088	$3,271	$190,289
Non-U.S. public finance	1,131	—	—	1,131	49,007
Public finance	2,388	926	1,088	4,402	239,296
Structured finance:
U.S. RMBS	22	36	883	941	1,774
Other structured finance	—	27	67	94	8,083
Structured finance	22	63	950	1,035	9,857
Total	$2,410	$989	$2,038	$5,437	$249,153

Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of March 31, 2024

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in millions)
BIG 1	$2,356	$15	$2,371	91	2	93
BIG 2	977	10	987	12	2	14
BIG 3	1,808	27	1,835	109	7	116
Total BIG	$5,141	$52	$5,193	212	11	223

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

Exposure to Puerto Rico

    All of the Company’s insured exposure to various authorities and public corporations of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) is rated BIG. As of March 31, 2024, the Company’s only remaining outstanding insured Puerto Rico exposure subject to a payment default was the Puerto Rico Electric Power Authority (PREPA).

Puerto Rico Par and Debt Service Schedules

The following tables show the Company’s insured exposure to various authorities and public corporations of Puerto Rico.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	As of		As of
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
(in millions)
Exposure to Puerto Rico	$976	$1,120	$1,270	$1,526

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Puerto Rico
Net Par Outstanding

	As of
	March 31, 2024	December 31, 2023
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$624	$624
Total Defaulted	624	624
Resolved Puerto Rico Exposures (1)
Puerto Rico Highways and Transportation Authority (PRHTA) (Transportation revenue)	204	244
PRHTA (Highway revenue)	24	128
Total Resolved	228	372
Non-Defaulting Puerto Rico Exposures (2)
Municipal Finance Agency (MFA)	108	108
Puerto Rico Aqueduct and Sewer Authority (PRASA) and University of Puerto Rico (U of PR)	1	1
Total Non-Defaulting	109	109
Total net exposure to Puerto Rico	$961	$1,105
____________________
(1)    Resolved pursuant to the 2022 Puerto Rico Resolutions (as defined below). In January 2024, $144 million of the remaining PRHTA net par was paid down. All of the Toll Bonds (as defined below) received from the PRHTA under the 2022 Puerto Rico Resolutions for the insured PRHTA bonds have been sold or redeemed; therefore, the remaining amounts owed for such insured PRHTA bonds are payable in full by the Company’s insurance subsidiaries under their financial guaranty policies and are no longer dependent on the credit of the PRHTA. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.
(2)    All debt service on these insured exposures have been paid to date without any insurance claim being made on the Company.

    The following table shows the scheduled amortization of the obligations of the Puerto Rico authorities and public corporations that the Company insures. The Company guarantees payment of interest and principal when those amounts are scheduled to be paid and cannot be required to pay on an accelerated basis, although in certain circumstances it may elect to do so. In the event that obligors default on their obligations, the Company would only be required to pay the shortfall between the debt service due in any given period and the amount paid by the obligors.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Amortization Schedule of Puerto Rico
Net Par Outstanding and Net Debt Service Outstanding
As of March 31, 2024

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2024 (April 1 - June 30)	$—	$3
2024 (July 1 - September 30)	110	131
2024 (October 1 - December 31)	—	3
Subtotal 2024	110	137
2025	84	124
2026	140	177
2027	120	151
2028	81	106
2029-2033	197	281
2034-2038	132	170
2039-2041	97	106
Total	$961	$1,252

PREPA

As of March 31, 2024 and December 31, 2023, the Company’s net par outstanding on insured PREPA obligations was $624 million. The Company believes that the PREPA bonds are secured by a lien on the revenues of the electric system.

The default of PREPA’s obligations has been the subject of restructuring negotiations, mediation and litigation since 2014. On April 8, 2022, Judge Laura Taylor Swain of the United States District Court of the District of Puerto Rico (Federal District Court of Puerto Rico) issued an order appointing as members of a PREPA mediation team U.S. Bankruptcy Judges Shelley Chapman (lead mediator), Robert Drain and Brendan Shannon. Judge Swain also entered a separate order establishing the terms and conditions of mediation, including that the mediation would terminate on June 1, 2022. Judge Swain has since extended the term of such mediation several times, most recently on May 1, 2024 extending the term to July 31, 2024. The Financial Oversight and Management Board (the FOMB) which was established under the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) filed an initial plan of adjustment and disclosure statement for PREPA with the Federal District Court of Puerto Rico on December 16, 2022.

On March 22, 2023, the Federal District Court of Puerto Rico held that the PREPA bondholders had perfected liens only in revenues that had been deposited in the sinking fund established under the PREPA trust agreement and related funds over which the bond trustee had control but did not have a lien on future revenues until deposited in those funds. The Federal District Court of Puerto Rico also held, however, that PREPA bondholders do have recourse under the PREPA trust agreement in the form of an unsecured net revenue claim. At that time, the Federal District Court of Puerto Rico declined to value the unsecured net revenue claim or the method for its determination. The ultimate value of the claim, according to the Federal District Court of Puerto Rico, should be determined through a claim estimation proceeding.

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

On November 17, 2023, the Federal District Court of Puerto Rico approved the supplemental disclosure statement (Supplemental Disclosure Statement) supporting the PREPA plan of adjustment filed by the FOMB (as amended or modified from time to time). On February 16, 2024, FOMB filed with the Federal District Court of Puerto Rico its most recent plan of adjustment for PREPA, the Modified Fourth Amended Title III Plan of Adjustment (FOMB PREPA Plan). The Supplemental Disclosure Statement and the FOMB PREPA Plan are based on the last revised PREPA fiscal plan certified by the FOMB on June 23, 2023 (2023 PREPA Fiscal Plan).

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
On November 28, 2023, the Federal District Court of Puerto Rico finally adjudicated all claims and counterclaims in the PREPA lien challenge adversary proceeding. On November 30, 2023, the Company filed a notice of appeal with the United States Court of Appeals for the First Circuit (First Circuit) for portions of the March 22, 2023 decision, including the lien scope ruling and the need for a claim estimation proceeding, as well as the June 26, 2023 claim estimation ruling. On January 29, 2024, the First Circuit heard oral arguments for the Company’s appeals.

The FOMB PREPA Plan would split bondholders into two groups: one that would settle litigation regarding whether creditor repayment is limited to existing accounts, and another group that would continue litigating whether bondholders are secured by PREPA’s current and future revenue collections. The FOMB PREPA Plan also would further split settling bondholders into two sub-groups: one consisting of certain original settling bondholders that would receive an enhanced recovery (compared to non-settling bondholders) plus other supporting creditor payments, while the second settling sub-group would receive only the enhanced recovery. The FOMB asserts that, other than for pension claims, PREPA’s debt capacity is $2.5 billion, of which approximately $1.4 billion is allocated to settling creditors. The remaining $1.1 billion is allocated to (i) non-settling bondholders, and (ii) general unsecured creditors. The most recent revised FOMB PREPA Plan provides for reduced payments to bondholders since lower projected PREPA revenues are included in the 2023 PREPA Fiscal Plan than had been previously anticipated. The FOMB PREPA Plan estimates that non-settling bondholders will receive a recovery of 12.5% of their allowed unsecured net revenue claim. The Company is opposed to the FOMB PREPA Plan and has joined with a group of non-settling bondholders that continue to litigate the lien scope and claim estimation rulings.

The confirmation hearing for the FOMB PREPA Plan occurred in March 2024. At the end of the hearing, Judge Swain stated that she was taking the confirmation of the FOMB PREPA Plan under advisement and gave no indication of timing for an opinion or order. On April 29, 2024, the Company and other non-settling bondholders filed a motion to reopen the record of the confirmation hearing for the FOMB PREPA Plan to include newly discovered updated forecasts of electricity usage.

Resolved Puerto Rico Exposures

In 2022, as a result of the resolution of the Company’s exposure to insured Puerto Rico credits experiencing payment default other than PREPA (2022 Puerto Rico Resolutions), the Company received cash, new general obligation bonds (New GO Bonds), new bonds backed by toll revenues (Toll Bonds, and together with New GO Bonds, New Recovery Bonds) and contingent value instruments (CVIs). The CVIs are intended to provide creditors with additional recoveries tied to the outperformance of the Puerto Rico 5.5% Sales and Use Tax receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. Cash, New Recovery Bonds and CVIs received pursuant to the 2022 Puerto Rico Resolutions are collectively referred to as Plan Consideration. As of March 31, 2024, all but $272 million in CVIs (at fair value) had been sold or redeemed. As of March 31, 2024, remaining CVIs are reported in fixed-maturity securities, trading. See Note 7, Investments. The Company may sell in the future any CVIs it continues to hold.

As of March 31, 2024, the Company had $228 million of insured net par outstanding of legacy PRHTA bonds. This net par outstanding primarily represents the Company’s exposure in respect of legacy insured PRHTA bondholders who elected to receive custody receipts that represent an interest in the legacy insurance policy plus Plan Consideration, as described below. The remaining amounts owed for insured PRHTA bonds are payable in full by the Company’s insurance subsidiaries under their financial guaranty policies and are no longer dependent on the credit of PRHTA. The Company consolidates the trusts in which the PRHTA obligations are reported. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Certain insured bondholders elected to receive custody receipts representing an interest in custodial trusts that hold the legacy insurance policy plus Plan Consideration that were reported in FG VIEs’ assets at the time of the receipt. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates.

Non-Defaulting Puerto Rico Exposures

As of March 31, 2024, and December 31, 2023, the Company had $109 million of remaining non-defaulting Puerto Rico net par outstanding related primarily to the Municipal Finance Agency (MFA). The MFA exposures are secured by a lien on local tax revenues and remain current on debt service payments.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Puerto Rico Litigation

    Currently, there are numerous legal actions relating to the default by the Commonwealth of Puerto Rico and certain of its instrumentalities on debt service payments, and related matters, and the Company is a party to a number of them. The Company has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to the remaining Puerto Rico obligations it still insures. In addition, the Commonwealth, the FOMB and others have taken legal action naming the Company as party.

Certain legal actions involving the Company and relating to the Commonwealth, Puerto Rico Convention Center District Authority, Puerto Rico Infrastructure Financing Authority or PRHTA, were resolved on March 15, 2022, and all remaining legal actions involving the Company and relating to PRHTA were resolved on December 6, 2022, in connection with the consummation of the 2022 Puerto Rico Resolutions. There remains one active proceeding related to PREPA, while there are a number of unresolved proceedings involving the Company and relating to the default by the Commonwealth or its instrumentalities that remain stayed pending the Federal District Court of Puerto Rico’s determination on the PREPA plan of adjustment.

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

Specialty Business

	As of March 31, 2024		As of December 31, 2023
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in millions)
Insurance securitizations (1)	$1,398	$1,067	$1,370	$1,043
Aircraft residual value insurance	355	200	355	200
Other guaranties	2,001	2,001	2,057	2,057
____________________
(1)    Insurance securitizations exposure is projected to reach $1.5 billion gross in 2025 and $1.2 billion net in 2026.

All exposures in the table above are rated investment-grade, except gross exposure of $144 million and net exposure of $84 million of aircraft residual value insurance as of both March 31, 2024 and December 31, 2023.

Other guaranties in specialty business include an excess-of-loss guaranty of a minimum amount of billed rent on a diversified portfolio of real estate properties with an internal rating of AA that matures in 2042. The Company’s maximum potential exposure under this guaranty, which is accounted for in accordance with Accounting Standards Codification (ASC) 460, Guarantees, was $1.5 billion as of March 31, 2024.

4.    Expected Loss to be Paid (Recovered)

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

Similarly, in cases where issuers of insured obligations elected (or where an issuer and the Company negotiated) to deliver the underlying collateral, insured obligation, or a new security to the Company, expected loss to be paid (recovered) is adjusted accordingly and the asset received is prospectively accounted for under the applicable guidance for that instrument.

Economic loss development represents the change in net expected loss to be paid (recovered) attributable to the effects of changes in the economic performance of insured transactions, changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

In order to effectively evaluate and manage the economics and liquidity of the entire insured portfolio, management assigns ratings and calculates expected loss to be paid (recovered), on a contract-by-contract basis, in the same manner for all its exposures regardless of form or differing accounting models. The exposure reported in Note 3, Outstanding Exposure, includes policies accounted for under various accounting models depending on the characteristics of the contract and the Company’s control rights. The three primary models are: (i) insurance, as described in Note 5, Contracts Accounted for as Insurance; (ii) derivatives, as described in Note 6, Contracts Accounted for as Credit Derivatives, and Note 9, Fair Value Measurement; and (iii) FG VIE consolidation, as described in Note 8, Financial Guaranty Variable Interest Entities and

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Consolidated Investment Vehicles. The Company has paid and expects to pay future losses and/or recover past losses on policies which fall under each of these accounting models. This note provides information regarding expected claim payments to be made and/or recovered under all contracts in the insured portfolio.

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
    The financial guaranties issued by the Company insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and in most circumstances the Company has no right to cancel such financial guaranties. As a result, the Company’s estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction. Credit performance can be affected by, among other things, economic, fiscal and financial market and political developments over the life of most contracts.

    The Company does not use traditional actuarial approaches to determine its estimates of expected losses. The determination of expected loss to be paid (recovered) is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency, and severity of loss, economic projections, governmental actions, legal developments, negotiations, recovery rates, delinquency and prepayment rates, timing of cash flows and other factors that affect credit performance. These estimates, assumptions and judgments, and the factors on which they are based, may change materially over a reporting period, and have a material effect on the Company’s financial statements. Each quarter, the Company may revise its scenarios and update its assumptions, including the probability weightings of its scenarios, based on public as well as nonpublic information obtained through its surveillance and loss mitigation activities.

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

    Changes in the Company’s loss estimates for structured finance transactions generally will be influenced by factors impacting the performance of the assets supporting those transactions. For example, changes over a reporting period in the Company’s loss estimates for its RMBS transactions may be influenced by factors such as the level and timing of loan defaults experienced, changes in housing prices, results from the Company’s loss mitigation activities and other variables.

    Net economic loss development (benefit) over a reporting period may be attributable to a number of interrelated factors such as changes in discount rates, improvement or deterioration of transaction performance, changes in charge-offs, loss mitigation activity, changes to projected default curves, changes in severity rates and outcome of disputed issues. Actual losses will ultimately depend on future events, transaction performance or other factors that are difficult to predict. As a result, the Company’s current projections of certain losses may be subject to considerable uncertainty and may not reflect the Company’s ultimate claims paid.

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

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		First Quarter
Accounting Model	March 31, 2024	December 31, 2023	2024	2023
	(in millions)
Insurance (see Note 5)	$191	$263	$(7)	$6
FG VIEs (see Note 8) (1)	241	240	—	5
Credit derivatives (see Note 6)	1	2	—	—
Total	$433	$505	$(7)	$11
____________________
(1)    The net expected loss to be paid for FG VIEs primarily relates to trusts established as part of the 2022 Puerto Rico Resolutions (Puerto Rico Trusts) that were consolidated.

The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts, which are accounted for under one of the following accounting models: insurance, derivative and FG VIE. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 4.14% to 5.33% with a weighted average of 4.44% as of March 31, 2024 and 3.79% to 5.40% with a weighted average of 4.10% as of December 31, 2023. Net expected losses to be paid for U.S. dollar denominated transactions represented approximately 95.5% and 96.1% of the total as of March 31, 2024 and December 31, 2023, respectively.

Net Expected Loss to be Paid (Recovered)
Roll Forward

	First Quarter
	2024	2023
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$505	$522
Economic loss development (benefit) due to:
Accretion of discount	5	5
Changes in discount rates	(3)	10
Changes in timing and assumptions	(9)	(4)
Total economic loss development (benefit)	(7)	11
Net (paid) recovered losses	(65)	(16)
Net expected loss to be paid (recovered), end of period	$433	$517

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	First Quarter 2024
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2023	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2024
	(in millions)
Public finance:
U.S. public finance	$398	$(3)	$(17)	$378
Non-U.S. public finance	20	—	—	20
Public finance	418	(3)	(17)	398
Structured finance:
U.S. RMBS	43	(3)	(42)	(2)
Other structured finance	44	(1)	(6)	37
Structured finance	87	(4)	(48)	35
Total	$505	$(7)	$(65)	$433

	First Quarter 2023
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2022	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2023
	(in millions)
Public finance:
U.S. public finance	$403	$1	$(24)	$380
Non-U.S. public finance	9	4	—	13
Public finance	412	5	(24)	393
Structured finance:
U.S. RMBS	66	5	11	82
Other structured finance	44	1	(3)	42
Structured finance	110	6	8	124
Total	$522	$11	$(16)	$517
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”

The tables above include (i) net LAE paid of $7 million and $3 million for first quarter 2024 and first quarter 2023, respectively, and (ii) net expected LAE to be paid of $16 million as of March 31, 2024 and $22 million as of December 31, 2023, respectively.

Public Finance

The largest component of the public finance net expected losses to be paid (recovered) and net economic loss development (benefit) are U.S. exposures, including Puerto Rico exposures, which are discussed in Note 3, Outstanding Exposure. The total net expected loss to be paid for troubled U.S. public finance exposures is net of a credit for estimated future recoveries of claims already paid. As of both March 31, 2024 and December 31, 2023, that credit was $193 million. The Company’s net expected losses to be paid (recovered) incorporate management’s probability weighted estimates of all possible scenarios.

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

Net Economic Loss Development (Benefit)
U.S. RMBS

	First Quarter
	2024	2023
	(in millions)
First lien U.S. RMBS	$(1)	$—
Second lien U.S. RMBS	(2)	5

First Lien U.S. RMBS Loss Projections: Alt-A, Prime, Option ARM and Subprime

     The majority of projected losses in first lien U.S. RMBS transactions are expected to come from non-performing mortgage loans (those that are or have recently been two or more payments behind, have been modified, are in foreclosure, or have been foreclosed upon). Changes in the amount of non-performing loans from the amount projected in the previous period are one of the primary drivers of loss projections in this portfolio. Collateral losses are projected to be offset by recoveries on deferred principal balance. In order to project the number of defaults arising from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various non-performing categories. The Company arrived at its liquidation rates based on data purchased from a third-party provider and assumptions about how delays in the foreclosure process and loan modifications may ultimately affect the rate at which loans are liquidated. Each quarter the Company reviews recent data and (if necessary) adjusts its liquidation rates based on its observations. The following table shows liquidation assumptions for various non-performing and re-performing categories.

First Lien U.S. RMBS Liquidation Rates

	As of March 31, 2024			As of December 31, 2023
	Range (1)			Range (1)
Current but recently delinquent	20%			20%
30 – 59 Days Delinquent	30%	–	35%	30%	–	35%
60 – 89 Days Delinquent	40%	–	45%	40%	–	45%
90+ Days Delinquent	45%	–	60%	45%	–	60%
Bankruptcy	40%	–	50%	40%	–	50%
Foreclosure	55%	–	65%	55%	–	65%
Real Estate Owned	100%			100%
____________________
(1)    The ranges represent variation in calculated liquidation rates across RMBS sectors.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

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

     Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. The Company assumes in the base scenario that recent (still historically elevated) loss severities will improve after loans with accumulated delinquencies and foreclosure cost are liquidated. The Company is assuming in the base scenario that recent severity levels generally will continue for another 18 months. The Company determines its initial loss severity based on recent experience. Each quarter, the Company reviews available data and (if necessary) adjusts its severities based on its observations. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18-month period, declining to 40% in the base scenario over 2.5 years.

The Company incorporates a recovery assumption into its loss modeling to reflect observed trends in recoveries of deferred principal balances of modified first lien loans. For transactions where the Company has detailed loan information, the Company assumes, in the base scenario, that 30% of the deferred loan balances will eventually be recovered upon sale of the collateral or refinancing of the loans.

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions used in the calculation of expected loss to be paid (recovered) for individual transactions for vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Scenario Expected Loss Estimates
First Lien U.S. RMBS

	As of March 31, 2024				As of December 31, 2023
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	0.0%	-	11.8%	4.1%	0.0%	-	10.0%	4.2%
Final CDR	0.0%	-	0.6%	0.2%	0.0%	-	0.5%	0.2%
Initial loss severity	50%				50%

The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the CDR, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary conditional prepayment rate (CPR) follows a pattern similar to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base scenario. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These CPR assumptions are the same as those the Company used for December 31, 2023.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien U.S. RMBS transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the CDR plateau. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of March 31, 2024 and December 31, 2023.

Certain transactions benefit from excess spread when they are supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) but have insured floating rate debt linked to the Secured Overnight Finance Rate (SOFR). An increase in projected SOFR decreases excess spread, while lower SOFR projections result in higher excess spread.

The Company used a similar approach to establish its scenarios as of March 31, 2024 as it used as of December 31, 2023, increasing and decreasing the periods and levels of stress from those used in the base scenario. In the Company’s most

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
stressful scenario where 10% of deferred principal balances are assumed to be recovered, loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 16 months, expected loss to be paid would increase from current projections by approximately $28 million for all first lien U.S. RMBS transactions. In the Company’s least stressful scenario where 50% of deferred principal balances are assumed to be recovered, the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over eight months), expected loss to be paid would decrease from current projections by approximately $20 million for all first lien U.S. RMBS transactions.

Second Lien U.S. RMBS Loss Projections

Second lien U.S. RMBS transactions include both home equity lines of credit (HELOC) and closed end second lien mortgages. The Company believes the primary variable affecting its expected losses in second lien U.S. RMBS transactions is the amount and timing of future losses or recoveries in the collateral pool supporting the transactions (including recoveries from previously charged-off loans). Expected losses are also a function of the structure of the transaction, the prepayment speeds of the collateral, the interest rate environment and assumptions about loss severity.

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

HELOC loans generally permit the borrower to pay only interest for an initial period (often ten years) and, after that period, require the borrower to make both the monthly interest payment and a monthly principal payment. This causes the borrower's total monthly payment to increase, sometimes substantially, at the end of the initial interest-only period. A substantial number of loans in the Company’s insured transactions had been modified to extend the interest-only period to 15 years. The majority of the modified loans have reset to full amortization.

The Company has observed the performance of the modified loans that have finally reset to full amortization and noted low levels of delinquency, even with substantial increases in monthly payments. This observed performance lowers the level of uncertainty regarding this modified cohort.

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of March 31, 2024 and December 31, 2023, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company’s second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions quarterly based on actual recoveries of charged-off loans observed from period to period and reasonable expectations of future recoveries. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. The Company’s base scenario recovery assumption for charged-off loans is 40%. Such recoveries are assumed to be received evenly over the next five years.
The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base scenario, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien U.S. RMBS transactions (in the base scenario), which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is consistent with how the Company modeled the CPR as of December 31, 2023. To the extent that prepayments differ from projected levels, the Company’s projected excess spread and losses could materially change.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
In estimating expected losses, the Company modeled and probability weighted five scenarios, each with a different CDR curve applicable to the period preceding the return to the long-term steady state CDR. The Company believes that the level of the elevated CDR and the length of time it will persist, the ultimate prepayment rate and recoveries for charged-off loans are the primary drivers of the amount of losses the collateral will likely suffer.

The following table shows the range as well as the average, weighted by net par outstanding, for key assumptions used in the calculation of expected loss to be paid (recovered) for individual transactions for vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Scenario Expected Loss Estimates
HELOCs

	As of March 31, 2024				As of December 31, 2023
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	0.0%	-	6.3%	2.6%	0.0%	-	9.3%	2.6%
Final CDR	0.0%	-	0.3%	0.1%	0.0%	-	0.5%	0.1%
Liquidation rates:
Current but recently delinquent	20%				20%
30 – 59 Days Delinquent	30				30
60 – 89 Days Delinquent	40				40
90+ Days Delinquent	60				60
Bankruptcy	55				55
Foreclosure	55				55
Real Estate Owned	100				100
Loss severity on future defaults	98%				98%
Projected future recoveries on previously charged-off loans	40%				40%

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien U.S. RMBS losses is the performance of its HELOC transactions.

The Company modeled scenarios with a longer period of elevated defaults and others with a shorter period of elevated defaults as well as various levels of assumed recoveries. In the Company’s most stressful scenario, assuming 10% recoveries on charged-off loans, increasing the CDR plateau to 42 months and increasing the ramp-down by four months to 16 months (for a total stress period of 58 months) would decrease the expected recovery by approximately $84 million for HELOC transactions. On the other hand, in the Company’s least stressful scenario, assuming 80% recoveries on charged-off loans, reducing the CDR plateau to 30 months and decreasing the length of the CDR ramp-down to eight months (for a total stress period of 38 months) and lowering the ultimate prepayment rate to 10% would increase the expected recovery by approximately $114 million for HELOC transactions.

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

Premiums

Net Earned Premiums

	First Quarter
	2024	2023
	(in millions)
Financial guaranty insurance:
Scheduled net earned premiums	$71	$69
Accelerations from refundings and terminations	39	4
Accretion of discount on net premiums receivable	7	7
Financial guaranty insurance net earned premiums	117	80
Specialty net earned premiums	2	1
Net earned premiums	$119	$81

Gross Premium Receivable,
Net of Commissions Payable on Assumed Business
Roll Forward

	First Quarter
	2024	2023
	(in millions)
Beginning of year	$1,468	$1,298
Less: Specialty insurance premium receivable	1	1
Financial guaranty insurance premiums receivable	1,467	1,297
Gross written premiums on new business, net of commissions	63	79
Gross premiums received, net of commissions	(75)	(64)
Adjustments:
Changes in the expected term and debt service assumptions	(3)	6
Accretion of discount, net of commissions on assumed business	7	7
Foreign exchange gain (loss) on remeasurement	(10)	20
Financial guaranty insurance premium receivable	1,449	1,345
Specialty insurance premium receivable	1	1
March 31,	$1,450	$1,346

Approximately 68% and 70% of gross premiums receivable, net of commissions payable, at March 31, 2024 and December 31, 2023, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

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

Financial Guaranty Insurance
Expected Future Premium Collections and Earnings

	As of March 31, 2024
	Future Premiums to be Collected (1)	Future Net Premiums to be Earned (2)
	(in millions)
2024 (April 1 - June 30)	$49	$71
2024 (July 1 - September 30)	45	71
2024 (October 1 - December 31)	23	70
Subtotal 2024	117	212
2025	124	266
2026	107	249
2027	103	234
2028	96	222
2029-2033	406	913
2034-2038	276	603
2039-2043	200	378
After 2043	391	520
Total	$1,820	3,597
Future accretion		369
Total future net earned premiums		$3,966
____________________
(1)    Net of assumed commissions payable.
(2)     Net of reinsurance.

Selected Information for Financial Guaranty Insurance Policies with Premiums Paid in Installments

	As of
	March 31, 2024	December 31, 2023
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,449	$1,467
Deferred premium revenue	1,757	1,768
Weighted-average risk-free rate used to discount premiums	2.1%	2.1%
Weighted-average period of premiums receivable (in years)	12.4	12.5
Losses and Recoveries

Loss reserves and salvage are discounted at risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 4.14% to 5.33% with a weighted average of 4.49% as of March 31, 2024 and 3.79% to 5.40% with a weighted average of 4.17% as of December 31, 2023.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
    The following tables provide information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance.

Net Reserve (Salvage) by Sector

	As of
Sector	March 31, 2024	December 31, 2023
	(in millions)
Public finance:
U.S. public finance	$100	$119
Non-U.S. public finance	1	1
Public finance	101	120
Structured finance:
U.S. RMBS	(127)	(87)
Other structured finance	36	42
Structured finance	(91)	(45)
Total	$10	$75

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
Financial Guaranty Insurance Contracts

As of March 31, 2024
(in millions)
Net expected loss to be paid (recovered) - financial guaranty insurance	$188
Contra-paid, net	22
Salvage and subrogation recoverable, net	294
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(301)
Net expected loss to be expensed (present value)	$203

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

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of March 31, 2024
(in millions)
2024 (April 1 - June 30)	$4
2024 (July 1 - September 30)	3
2024 (October 1 - December 31)	3
Subtotal 2024	10
2025	12
2026	15
2027	16
2028	14
2029-2033	67
2034-2038	47
2039-2043	11
After 2043	11
Net expected loss to be expensed (present value)	203
Future accretion	(18)
Total expected future loss and LAE	$185

The following table presents the loss and LAE (benefit) reported in the condensed consolidated statements of operations by sector for insurance contracts.

Loss and LAE (Benefit) by Sector

	First Quarter
Sector	2024	2023
	(in millions)
Public finance:
U.S. public finance	$(2)	$(4)
Non-U.S. public finance	—	—
Public finance	(2)	(4)
Structured finance:
U.S. RMBS	$2	$6
Other structured finance	(1)	2
Structured finance	1	8
Loss and LAE (benefit)	$(1)	$4

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of March 31, 2024

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	91	12	109	212	212
Remaining weighted-average period (in years)	9.4	15.7	6.9	9.7	9.7

Outstanding exposure:
Par	$2,362	$977	$1,817	$5,156	$5,141
Interest	1,098	893	657	2,648	2,644
Total (2)	$3,460	$1,870	$2,474	$7,804	$7,785

Expected cash outflows (inflows)	$171	$187	$1,472	$1,830	$1,820
Potential recoveries (3)	(363)	(77)	(1,219)	(1,659)	(1,650)
Subtotal	(192)	110	253	171	170
Discount	53	(23)	(12)	18	18
Expected losses to be paid (recovered)	$(139)	$87	$241	$189	$188

Deferred premium revenue	$96	$62	$136	$294	$294
Reserves (salvage)	$(175)	$45	$137	$7	$7

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2023

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	95	13	109	217	217
Remaining weighted-average period (in years)	9.6	15.9	7.5	9.9	10.0

Outstanding exposure:
Par	$2,400	$979	$2,019	$5,398	$5,383
Interest	1,126	896	818	2,840	2,836
Total (2)	$3,526	$1,875	$2,837	$8,238	$8,219

Expected cash outflows (inflows)	$176	$187	$1,585	$1,948	$1,938
Potential recoveries (3)	(376)	(78)	(1,214)	(1,668)	(1,659)
Subtotal	(200)	109	371	280	279
Discount	56	(22)	(53)	(19)	(19)
Expected losses to be paid (recovered)	$(144)	$87	$318	$261	$260

Deferred premium revenue	$100	$63	$142	$305	$305
Reserves (salvage)	$(181)	$45	$209	$73	$72
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The components of the Company’s credit derivative net par outstanding by sector are presented in the table below. The estimated remaining weighted average life of credit derivatives was 10.9 years and 11.1 years as of March 31, 2024 and December 31, 2023, respectively.

 Credit Derivatives (1)

	As of March 31, 2024		As of December 31, 2023
Sector	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$1,077	$(14)	$1,149	$(15)
Non-U.S. public finance	1,507	(19)	1,522	(20)
U.S. structured finance	223	(5)	322	(13)
Non-U.S. structured finance	614	(1)	615	(2)
Total	$3,421	$(39)	$3,608	$(50)
____________________
(1)    Expected loss to be paid was $1 million and $2 million as of March 31, 2024 and December 31, 2023, respectively.

Fair Value Gains (Losses) on Credit Derivatives

	First Quarter
	2024	2023
	(in millions)
Realized gains (losses) and other settlements	$(1)	$1
Net unrealized gains (losses)	11	14
Fair value gains (losses) on credit derivatives	$10	$15

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

CDS Spread on AGC (in basis points)

	As of March 31, 2024	As of December 31, 2023	As of March 31, 2023	As of December 31, 2022
Five-year CDS spread	52	66	83	63
One-year CDS spread	19	23	31	26

Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AGC Credit Spread

	As of
	March 31, 2024	December 31, 2023
	(in millions)
Fair value of credit derivatives before effect of AGC credit spread	$(56)	$(76)
Plus: Effect of AGC credit spread	17	26
Net fair value of credit derivatives	$(39)	$(50)

The fair value of CDS contracts as of March 31, 2024, before considering the benefit applicable to AGC’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions compared to those at the time of underwriting for certain underlying credits with longer tenor.

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

The remainder of the investment portfolio primarily consists of (i) Loss Mitigation Securities; (ii) CVIs received in connection with the 2022 Puerto Rico Resolutions; (iii) equity method investments; and (iv) short-term investments. Equity method investments primarily consist of the investment in Sound Point and fund investments across a variety of strategies.

Investment Portfolio
Carrying Value

	As of
	March 31, 2024	December 31, 2023
	(in millions)
Fixed-maturity securities, available-for-sale (1):
Externally managed	$5,383	$5,372
Loss Mitigation Securities	464	459
Other	244	476
Fixed-maturity securities, trading - Puerto Rico, CVIs (2)	272	318
Short-term investments	1,649	1,661
Other invested assets:
Equity method investments:
Sound Point	417	429
Alternative investments (3)	451	394
Other	7	6
Total (4)	$8,887	$9,115
____________________
(1)    9.5% and 9.2% of fixed-maturity securities, available for sale, were rated BIG or not rated as of March 31, 2024 and December 31, 2023, respectively. BIG rated securities consisted primarily of Loss Mitigation Securities.
(2)    These securities are not rated.
(3)     Excludes certain investments in funds that are consolidated and accounted for as CIVs. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.
(4)     The aggregate carrying value of the Company’s investments in Sound Point, and Sound Point managed funds was $636 million and $631 million as of March 31, 2024 and December 31, 2023, respectively.

The Company has agreed to invest $1.5 billion in alternative investments, including $1 billion in Sound Point managed investments, subject to regulatory approval. The fair value of alternative investments as of March 31, 2024 was $803 million. The Company had $743 million in unfunded commitments to alternative investments (of which $324 million is committed to specific funds). See Note 1, Business and Basis of Presentation for a description of the Sound Point Transaction.

Of the $1.5 billion mentioned above, the U.S. Insurance Subsidiaries through their jointly owned investment subsidiary, AGAS, are authorized to invest up to $750 million plus previously distributed gains of $162 million for a total of $912 million as of March 31, 2024. As of March 31, 2024, AGAS commitments to Sound Point and AHP funds were $772 million (of which $574 million was funded with a net asset value (NAV) of $632 million). This capital was committed to several funds, each dedicated to a single strategy, including CLOs, asset-based/special finance and healthcare structured capital. As of March 31, 2024, three of the eight funds in which AGAS invests are accounted for as CIVs. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Accrued investment income, which is reported in “other assets,” was $72 million as of March 31, 2024 and $71 million as of December 31, 2023.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Available-for-Sale Fixed-Maturity Securities by Security Type
As of March 31, 2024

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in millions)
Obligations of state and political subdivisions	37%	$2,418	$(14)	$27	$(100)	$2,331
U.S. government and agencies	1	60	—	1	(6)	55
Corporate securities (2)	35	2,307	(6)	10	(210)	2,101
Mortgage-backed securities (3):
RMBS	7	490	(22)	3	(69)	402
Commercial mortgage-backed securities (CMBS)	3	202	—	—	(6)	196
Asset-backed securities:
CLOs	7	442	—	1	(4)	439
Other	8	535	(25)	1	(28)	483
Non-U.S. government securities	2	99	—	—	(15)	84
Total available-for-sale fixed-maturity securities	100%	$6,553	$(67)	$43	$(438)	$6,091

Available-for-Sale Fixed-Maturity Securities by Security Type
As of December 31, 2023

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in millions)
Obligations of state and political subdivisions	41%	$2,733	$(13)	$33	$(92)	$2,661
U.S. government and agencies	1	65	—	1	(6)	60
Corporate securities (2)	34	2,327	(6)	17	(197)	2,141
Mortgage-backed securities (3):
RMBS	6	428	(21)	3	(68)	342
CMBS	2	157	—	—	(6)	151
Asset-backed securities:
CLOs	7	456	—	1	(7)	450
Other	7	465	(37)	—	(26)	402
Non-U.S. government securities	2	115	—	—	(15)	100
Total available-for-sale fixed-maturity securities	100%	$6,746	$(77)	$55	$(417)	$6,307
____________________
(1)Based on amortized cost.
(2)Includes securities issued by taxable universities and hospitals.
(3)U.S. government-agency obligations were approximately 56% and 42% of mortgage-backed securities as of March 31, 2024 and December 31, 2023, respectively, based on fair value.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of March 31, 2024

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$603	$(3)	$1,250	$(96)	$1,853	$(99)
U.S. government and agencies	7	—	33	(6)	40	(6)
Corporate securities	164	(2)	1,384	(168)	1,548	(170)
Mortgage-backed securities:
RMBS	34	—	138	(11)	172	(11)
CMBS	4	—	127	(6)	131	(6)
Asset-backed securities:
CLOs	9	—	222	(2)	231	(2)
Other	9	—	26	(1)	35	(1)
Non-U.S. government securities	—	—	79	(15)	79	(15)
Total	$830	$(5)	$3,259	$(305)	$4,089	$(310)
Number of securities (1)		319		1,311		1,609

Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of December 31, 2023

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$641	$(4)	$931	$(87)	$1,572	$(91)
U.S. government and agencies	—	—	33	(6)	33	(6)
Corporate securities	72	(1)	1,426	(152)	1,498	(153)
Mortgage-backed securities:
RMBS	27	(1)	124	(8)	151	(9)
CMBS	3	—	148	(6)	151	(6)
Asset-backed securities:
CLOs	22	(1)	379	(6)	401	(7)
Other	1	—	26	(1)	27	(1)
Non-U.S. government securities	—	—	95	(15)	95	(15)
Total	$766	$(7)	$3,162	$(281)	$3,928	$(288)
Number of securities (1)		274		1,266		1,525
___________________
(1)    The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of March 31, 2024 and December 31, 2023 were primarily related to higher interest rates rather than credit quality. As of March 31, 2024, the Company did not intend to and was not required to sell investments in an unrealized loss position prior to expected recovery in value. As of March 31, 2024, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 458 securities had unrealized losses in excess of 10% of their carrying value,

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
whereas as of December 31, 2023, 409 securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $224 million as of March 31, 2024 and $200 million as of December 31, 2023.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of March 31, 2024 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of March 31, 2024

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$289	$283
Due after one year through five years	1,373	1,305
Due after five years through 10 years	1,605	1,527
Due after 10 years	2,594	2,378
Mortgage-backed securities:
RMBS	490	402
CMBS	202	196
Total	$6,553	$6,091

    Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted, totaled $143 million as of March 31, 2024 and $234 million as of December 31, 2023. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or are otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements with a fair value of $1,144 million and $1,154 million as of March 31, 2024 and December 31, 2023, respectively.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Income from Investments

The components of income derived from the investment portfolio are presented in the following tables.

Income from Investments

	First Quarter
	2024	2023
	(in millions)
Investment income:
Fixed-maturity securities, available-for-sale:
Externally managed	$51	$52
Loss Mitigation Securities	7	9
Puerto Rico, New Recovery Bonds	—	3
Other	4	5
Short-term investments	23	13
Investment income	85	82
Investment expenses	(1)	(1)
Net investment income	$84	$81

Fair value gains (losses) on trading securities (1)	$26	$(2)

Equity in earnings (losses) of investees:
Sound Point (2)	$4	$—
Funds (3)	14	—
Other	6	2
Equity in earnings (losses) of investees	$24	$2
____________________
(1)    Fair value gains on trading securities pertaining to securities still held as of March 31, 2024 were $22 million for first quarter 2024. Fair value losses on trading securities pertaining to securities still held as of March 31, 2023 were $2 million for first quarter 2023.
(2)    Beginning in the fourth quarter of 2023, equity in earnings (losses) includes the Company’s share of the earnings of Sound Point, which is reported on a one-quarter lag.
(3)     Sound Point and AHP funds, and, prior to July 1 2023, AssuredIM funds.

Realized Investment Gains (Losses)

    The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Net Realized Investment Gains (Losses)

	First Quarter
	2024	2023
	(in millions)
Gross realized gains on sales of available-for-sale securities	$1	$12
Gross realized losses on sales of available-for-sale securities	(3)	(9)
Change in the allowance for credit losses and intent to sell (1)	10	(5)
Net realized investment gains (losses)	$8	$(2)
____________________
(1)    Change in allowance for credit losses for all periods was primarily related to Loss Mitigation Securities.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following table presents the roll forward of allowance for the credit losses on available-for-sale fixed-maturity securities.

Roll Forward of Allowance for Credit Losses
for Available-for-Sale Fixed-Maturity Securities

	First Quarter
	2024	2023
	(in millions)
Balance, beginning of period	$77	$65
Additions (reductions) for securities for which credit losses were previously recognized	(10)	4
Balance, end of period	$67	$69

The Company did not purchase any securities with credit deterioration during first quarter 2024 and first quarter 2023. Most of the Company’s allowance for credit losses relates to Loss Mitigation Securities.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

The Company has elected the fair value option (FVO) for all assets and all liabilities of the structured finance and other FG VIEs. Upon initial adoption of the accounting guidance for VIEs in 2010, the Company elected to fair value its structured finance and other FG VIEs’ assets and liabilities as the carrying amount transition method was not practical. To allow for consistency in the accounting for the assets and liabilities of its consolidated FG VIEs other than the Puerto Rico Trusts, the Company elected the FVO. The change in fair value of all structured finance and other FG VIEs’ assets and liabilities is reported in “fair value gains (losses) on FG VIEs” in the condensed consolidated statement of operations, except for the change in fair value attributable to change in instrument-specific credit risk (ISCR) on the structured finance and other FG VIEs’ liabilities, which is reported in other comprehensive income (OCI). The ISCR amount is determined by using expected cash flows at the original date of consolidation, discounted at the effective yield, less current expected cash flows discounted at that same original effective yield. As of March 31, 2024 and December 31, 2023, the Company consolidated 23 and 24 structured finance and other FG VIEs, respectively.

Puerto Rico Trusts

With respect to certain insured securities covered by the 2022 Puerto Rico Resolutions, insured bondholders were permitted to elect to receive custody receipts that represent an interest in the legacy insurance policy plus cash and investments. At least one separate custodial trust was set up for each legacy insured bond, and the trusts are deconsolidated when their liabilities are paid off. For those who made the election above, distributions of Plan Consideration are passed through to insured bondholders under the custody receipts to the extent of any cash or proceeds of new securities held in the custodial trust and are applied to make payments and/or prepayments of amounts due under the legacy insured bonds. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions of Plan Consideration are insufficient to pay or prepay such amounts after giving effect to the distributions described in the immediately preceding sentence. In the case of insured bondholders who elected to receive custody receipts, the Company retains the right to satisfy its obligations under the insurance policy with respect to the related legacy insured bonds at any time thereafter, with 30 days’ notice, by paying 100% of the then outstanding principal amount of insured bonds plus accrued interest.

By December 31, 2023, substantially all of the securities in the Puerto Rico Trusts had been called, and the assets in the Puerto Rico Trusts consisted primarily of cash. In January 2024, such cash proceeds were used to pay down a portion of the liabilities of the Puerto Rico Trusts. The remaining liabilities of the Puerto Rico Trusts will be paid by the U.S. Insurance Subsidiaries under their financial guaranty policies and are no longer dependent on the credit of PRHTA. For the Puerto Rico Trust liabilities, the Company elected the FVO in order to simplify the accounting for these instruments. As of both March 31, 2024 and December 31, 2023 the Company consolidated 24 custodial trusts established as part of the Puerto Rico resolutions reached in 2022. See Note 3, Outstanding Exposure, Exposure to Puerto Rico.

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

Consolidated FG VIEs by Type of Collateral

	As of
	March 31, 2024	December 31, 2023
	(in millions)
FG VIEs’ assets:
U.S. RMBS first lien	$139	$145
U.S. RMBS second lien	26	28
Puerto Rico Trusts’ assets (includes $2 and $1 at fair value) (1)	2	155
Total FG VIEs’ assets	$167	$328
FG VIEs’ liabilities with recourse:
U.S. RMBS first lien	$151	$156
U.S. RMBS second lien	20	21
Puerto Rico Trusts’ liabilities	218	366
Total FG VIEs’ liabilities with recourse	$389	$543
FG VIEs’ liabilities without recourse:
U.S. RMBS first lien	$10	$11
Total FG VIEs’ liabilities without recourse	$10	$11
____________________
(1)    Includes $154 million of cash as December 31, 2023.

The inception-to-date change in fair value of the FG VIEs’ liabilities with recourse (all of which are measured at fair value under the FVO) attributable to the ISCR is calculated by holding all current period assumptions constant for each security and isolating the effect of the change in the insurance subsidiaries’ CDS spread from the most recent date of consolidation to the current period.

Selected Information for FG VIEs’ Assets and Liabilities
Measured under the FVO

	As of
	March 31, 2024	December 31, 2023
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$260	$259
FG VIEs’ liabilities with recourse	31	25
FG VIEs’ liabilities without recourse	16	16
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	27	29
Unpaid principal for FG VIEs’ liabilities with recourse (1)	420	568
____________________
(1)    FG VIEs’ liabilities with recourse will mature at various dates ranging from 2024 through 2041.

CIVs

CIVs consist of certain Sound Point funds for which the Company is the primary beneficiary or has a controlling interest. The Company consolidates investment vehicles that are VIEs when it is deemed to be the primary beneficiary, based on its power to direct the most significant activities of each VIE and its level of economic interest in the entities.

The assets and liabilities of the Company’s CIVs are held within separate legal entities. The assets of the CIVs are not available to creditors of the Company, other than creditors of the applicable CIVs. In addition, creditors of the CIVs have no recourse against the assets of the Company, other than the assets of such applicable CIVs. Liquidity available at the Company’s CIVs is not available for corporate liquidity needs, except to the extent of the Company’s investment in the funds, subject to redemption provisions. Changes in the fair value of assets and liabilities of CIVs, interest income and expense, and gains and losses on consolidation and deconsolidation of CIVs are reported in “fair value gains (losses) on CIVs” in the condensed

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
consolidated statements of operations. As of both March 31, 2024 and December 31, 2023, the Company consolidated three CIVs.

Assets and Liabilities of CIVs

	As of
	March 31, 2024	December 31, 2023
	(in millions)
Assets:
Cash and cash equivalents	$22	$35
Equity securities	89	83
Structured products	264	248
Other	2	—
Total assets (1)	$377	$366
Liabilities:
Other liabilities (2)	$3	$4
Total liabilities	$3	$4
____________________
(1)    Includes investments with affiliated entities of $309 million and $281 million as of March 31, 2024 and December 31, 2023, respectively.
(2)    The balance is reported in “other liabilities” in the condensed consolidated balance sheets. Includes $3 million with affiliated entities as of both March 31, 2024 and December 31, 2023.

As of March 31, 2024 and December 31, 2023, the CIVs included derivative contracts with average notional amounts of $38 million and $41 million, respectively. Derivative instruments, which include forward foreign currency contracts, serve as a component of the CIVs’ investment strategies. The fair value of derivative contracts is reported in the “assets of CIVs” or “other liabilities” in the condensed consolidated balance sheets.
Noncontrolling Interest in CIVs

Noncontrolling interest (NCI) represents the portion of the consolidated funds not owned by the Company and includes ownership interests of third parties and former employees. The NCI is non-redeemable and presented on the statement of shareholders’ equity.

Other Consolidated VIEs

    In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the obligations under the original financial guaranty insurance or insured credit derivative contract, the Company classifies the assets and liabilities of that VIE in the line items that most accurately reflect the nature of such assets and liabilities, as opposed to within FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $92 million and liabilities of $7 million as of December 31, 2023, which were reported in “investments” and “credit derivative liabilities” on the condensed consolidated balance sheets. In first quarter 2024, the Company deconsolidated the largest of these VIEs and recognized a $5 million gain on deconsolidation, which is included in “fair value gains (losses) on credit derivatives” in the condensed consolidated statements of operations.

Non-Consolidated VIEs

    As described in Note 3, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 15 thousand policies monitored as of March 31, 2024, approximately 14 thousand policies are not within the scope of FASB ASC 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of March 31, 2024 and December 31, 2023, the Company identified 60 and 68 policies, respectively, that contain provisions and experienced events that may trigger consolidation.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The Company holds variable interests in VIEs which are not consolidated, as the Company is not the primary beneficiary. As of March 31, 2024, the Company’s maximum exposure to losses relating to these VIEs was $395 million.

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

Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on either (i) internally developed models that primarily use, as inputs, market-based or independently sourced market parameters (including, but not limited to, yield curves, interest rates, and debt prices) or (ii) discounted cash flows using a third party’s proprietary pricing models. In addition to market information, when applicable, the models also incorporate transaction details, such as the instrument’s maturity and contractual features that reduce the Company’s credit exposure (e.g., collateral rights).

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing transparency for certain products changes, the Company may refine its methodologies and assumptions. During first quarter 2024, no changes were made to the Company’s valuation models that had (or are expected to have) a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

There was a transfer of securities into Level 3 in the investment portfolio and in CIVs due to changes in observability of pricing inputs in first quarter 2024. There were no other transfers from or into Level 3 during the periods presented.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

    As of March 31, 2024, the Company used models to price 186 securities. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined based on an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts; and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which could have significantly affected the fair value of the securities.

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

The fair value of CCS, which is reported in other assets on the condensed consolidated balance sheets, represents the difference between the present value of the remaining expected put option premium payments under AGC CCS and AGM’s Committed Preferred Trust Securities (the AGM CPS) agreements, and the estimated present value of the amounts that the Company would hypothetically have to pay currently for a comparable security. The change in fair value of the AGC CCS and AGM CPS are reported in “fair value gains (losses) on committed capital securities” in the condensed consolidated statements of operations. The estimated current cost of the Company’s CCS is based on several factors, including AGM and AGC CDS spreads, the Company’s publicly traded debt and an estimation of the securities’ remaining term. The AGC CCS and AGM CPS are classified as Level 3.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The NAVs are based on observable information. The change in fair value of these assets is reported in “other operating expenses” in the condensed consolidated statements of operations.

Contracts Accounted for as Credit Derivatives
The Company’s credit derivatives, which primarily consist of insured CDS contracts, qualify as derivatives under GAAP that require fair value measurement, with changes in fair value reported in the condensed consolidated statements of operations. The Company does not enter into CDS contracts with the intent to trade these contracts and may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate such contract. The Company and its counterparties have negotiated the termination of certain contracts from time to time. Transactions are generally terminated for an amount that approximates the present value of future premiums or a negotiated amount, rather than fair value.

The terms of the Company’s CDS contracts differ from more standardized credit derivative contracts sold by companies outside the financial guaranty industry. The non-standard terms generally include the absence of collateral support agreements or immediate settlement provisions, and the Company’s insured exposure benefits from relatively high attachment points or other protections. Management considers the non-standard terms of the Company’s credit derivative contracts in determining the fair value of these contracts.

There is no established market where financial guaranty insured credit derivatives are actively traded; therefore, management has determined that the exit market for the Company’s credit derivatives is a hypothetical one based on its entry market. Due to the lack of quoted prices and other observable inputs for its instruments or for similar instruments, the Company determines the fair value of its credit derivative contracts primarily through internally developed, proprietary models that use both observable and unobservable market data inputs, and such contracts are therefore classified as Level 3 in the fair value hierarchy. There are multiple unobservable inputs deemed significant to the valuation model, most importantly the Company’s estimate of the value of the non-standard terms and conditions of its credit derivative contracts and how the Company’s own credit spread affects the pricing of its transactions.

The fair value of the Company’s credit derivative contracts generally represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions as of March 31, 2024 were such that market prices of the Company’s CDS contracts were not available.

Assumptions and Inputs

    The various inputs and assumptions that are key to the measurement of the Company’s fair value for CDS contracts are as follows: the gross spread, the allocation of gross spread among the bank profit, net spread and hedge cost and the weighted average life (which is based on debt service schedules).

The primary sources of information used to determine gross spread and the fair value for CDS contracts include actual collateral credit spreads (if up-to-date and reliable market-based spreads are available), transactions priced or closed during a specific quarter within a specific asset class and specific rating, and information provided by the counterparty of the CDS. Credit spreads may also be interpolated based upon market indices adjusted to reflect the non-standard terms of the Company’s CDS contracts, or extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

The Company’s pricing model considers not only how credit spreads on its insured risks affect pricing, but also how the Company’s own credit spread affects the pricing of its transactions. The amount of premium a financial guaranty insurance market participant can demand (or “current premium”) is inversely related to the cost of credit protection on the insurance company as measured by market credit spreads assuming all other assumptions remain constant. This is because the buyers of credit protection typically hedge a portion of their risk to the financial guarantor, because the contractual terms of the Company’s contracts typically do not require the posting of collateral by the guarantor. The extent of the hedge depends on the types of instruments insured and the current market conditions.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

The Company’s own credit risk is factored into the determination of the current premium based on the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS contracts referencing AGC. AGM's CDS spreads do not significantly affect the fair value of derivatives because of the characteristics of the derivative contracts remaining in its portfolio. The Company obtains the quoted price of CDS contracts traded on AGC from market data sources published by third parties. As the cost to acquire CDS protection referencing AGC increases, the amount of premium the Company retains on a transaction generally decreases.

In the Company’s valuation model, the current premium is not permitted to go below the minimum rate that the Company would charge to assume similar risks in the reporting period. This assumption can have the effect of limiting the amount of unrealized gains that are recognized on certain CDS contracts. Approximately 14.2% and 11.5%, based on fair value, of the Company’s CDS contracts were fair valued using this minimum premium as of March 31, 2024 and December 31, 2023, respectively.

A credit derivative liability on protection sold is the result of contractual cash inflows on in-force transactions that are lower than what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the reporting date. If the Company were able to freely exchange these contracts (i.e., assuming its contracts did not contain proscriptions on transfer and there was a viable exchange market), it would realize a loss representing the difference between the lower contractual premiums to which it is entitled and the current market premiums for a similar contract. The Company determines the fair value of its CDS contracts by applying the difference between the current premium and the contractual premium for the remaining duration of each contract to the notional value of such contract and then discounting such amounts using the applicable discount rate corresponding to the weighted average remaining life of the contract. The rates used to discount future expected premium cash flows ranged from 3.44% to 5.42% as of March 31, 2024 and 3.26% to 4.81% as of December 31, 2023.

The Company’s credit derivative valuation model is a consistent approach that takes into account the transaction structure and the key drivers of market value and maximizes the use of market-driven inputs whenever they are available. However, because there is no exit market or any actual exit transactions, the Company’s exit market is a hypothetical one based on the Company’s entry market and there is a very limited and illiquid market in which to validate the reasonableness of the fair values developed by the Company’s model.

FG VIEs’ Assets and Liabilities

FG VIEs include Puerto Rico Trusts and structured finance and other FG VIEs. As of March 31, 2024 and December 31, 2023, assets in the Puerto Rico Trusts, consisted of one fixed-maturity debt security classified as Level 3. The Company elected the FVO for the Puerto Rico Trusts’ liabilities and they are classified as Level 3. Structured finance and other FG VIEs’ assets and liabilities are carried at fair value under the FVO and are classified as Level 3.

The fair value of the residential mortgage loan FG VIEs’ assets is generally sensitive to changes in estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; and, as applicable, house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to some of these inputs could have materially changed the fair value of the FG VIEs’ assets and the implied collateral losses within these transactions. In general, the fair value of the FG VIEs’ assets is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically leads to a potential decrease in the fair value of FG VIEs’ assets, while a decrease in collateral losses typically leads to an increase in the fair value of FG VIEs’ assets.

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

Significant changes to any of the inputs described above could materially change the timing of expected losses within an insured transaction. This is a significant factor in determining the implied benefit of the Company’s insurance policy which guarantees the timely payment of principal and interest for the insured tranches of debt issued by the FG VIEs. In general, extending the timing of expected loss payments by the Company typically leads to a decrease in the value of the Company’s insurance and a decrease in the fair value of the Company’s FG VIEs’ liabilities with recourse, while a shortening of the timing of expected loss payments by the Company typically could lead to an increase in the value of the Company’s insurance and an increase in the fair value of the Company’s FG VIEs’ liabilities with recourse.

The change in fair value of FG VIEs’ assets and liabilities is reported in “fair value gains (losses) on FG VIEs” in the condensed consolidated statement of operations, except for the change in fair value attributable to change in ISCR on FG VIEs’ liabilities. Interest income and interest expense are derived from the trustee reports and also included in “fair value gains (losses) on FG VIEs.”

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

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of March 31, 2024

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Fixed-maturity securities, available-for-sale
Obligations of state and political subdivisions	$—	$2,325	$6	$2,331
U.S. government and agencies	—	55	—	55
Corporate securities	—	2,101	—	2,101
Mortgage-backed securities:
RMBS	—	249	153	402
CMBS	—	196	—	196
Asset-backed securities	—	101	821	922
Non-U.S. government securities	—	84	—	84
Total fixed-maturity securities, available-for-sale	—	5,111	980	6,091
Fixed-maturity securities, trading	—	272	—	272
Short-term investments	1,649	—	—	1,649
Other invested assets (1)	—	—	4	4
FG VIEs’ assets	—	—	167	167
Assets of CIVs:
Equity securities	—	—	89	89
Structured products	—	44	220	264
Total assets of CIVs	—	44	309	353
Other assets	61	55	7	123
Total assets carried at fair value	$1,710	$5,482	$1,467	$8,659
Liabilities:
Credit derivative liabilities	$—	$—	$43	$43
FG VIEs’ liabilities (2)	—	—	399	399
Total liabilities carried at fair value	$—	$—	$442	$442

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2023

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Fixed-maturity securities, available-for sale
Obligations of state and political subdivisions	$—	$2,655	$6	$2,661
U.S. government and agencies	—	60	—	60
Corporate securities	—	2,141	—	2,141
Mortgage-backed securities:
RMBS	—	188	154	342
CMBS	—	151	—	151
Asset-backed securities	—	49	803	852
Non-U.S. government securities	—	100	—	100
Total fixed-maturity securities, available-for-sale	—	5,344	963	6,307
Fixed-maturity securities, trading	—	318	—	318
Short-term investments	1,657	4	—	1,661
Other invested assets (1)	—	—	3	3
FG VIEs’ assets	—	—	174	174
Assets of CIVs:
Equity securities and warrants	—	3	80	83
Structured products	—	59	189	248
Total assets of CIVs	—	62	269	331
Other assets	55	52	16	123
Total assets carried at fair value	$1,712	$5,780	$1,425	$8,917
Liabilities:
Credit derivative liabilities	$—	$—	$53	$53
FG VIEs’ liabilities (2)	—	—	554	554
Total liabilities carried at fair value	$—	$—	$607	$607
___________________
(1)    Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.
(2)    Includes FG VIEs’ liabilities with recourse and FG VIEs’ liabilities without recourse. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during first quarter 2024 and first quarter 2023.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
First Quarter 2024

	Fixed-Maturity Securities, Available-for-Sale							Assets of CIVs
	Obligations of State and Political Subdivisions	RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2023	$6	$154		$803		$174		$80		$189		$14
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	3	(1)	16	(1)	(2)	(2)	8	(4)	4	(4)	(10)	(3)
Other comprehensive income (loss)	—	1		2		1		—		—		1
Purchases	—	—		10		—		—		29		—
Sales	—	—		—		—		(2)		(12)		—
Settlements	—	(5)		(30)		(6)		—		—		—
Transfers into Level 3	—	—		20		—		3		10		—
Fair value as of March 31, 2024	$6	$153		$821		$167		$89		$220		$5
Change in unrealized gains (losses) related to financial instruments held as of March 31, 2024 included in:
Earnings						$(3)	(2)	$7	(4)	$5	(4)	$(10)	(3)
OCI	$—	$1		$2								$1

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
First Quarter 2024

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)
	(in millions)
Fair value as of December 31, 2023	$(50)		$(554)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	10	(6)	9	(2)
Other comprehensive income (loss)	—		(2)
Settlements	1		148
Fair value as of March 31, 2024	$(39)		$(399)
Change in unrealized gains (losses) related to financial instruments held as of March 31, 2024 included in:
Earnings	$4	(6)	$2	(2)
OCI			$(2)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
First Quarter 2023

	Fixed-Maturity Securities, Available-for-Sale							Assets of CIVs
	Obligations of State and Political Subdivisions	RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities and Warrants		Corporate Securities		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2022	$47	$179		$794		$204		$297		$96		$46		$50
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	3	(1)	3	(1)	1	(2)	33	(4)	(2)	(4)	2	(4)	(16)	(3)
Other comprehensive income (loss)	1	(1)		(3)		—		—		—		—		—
Purchases	—	—		5		—		4		4		—		—
Sales	—	—		—		—		(5)		(5)		(31)		—
Settlements	(1)	(7)		(4)		(8)		—		—		—		—
Fair value as of March 31, 2023	$47	$174		$795		$197		$329		$93		$17		$34
Change in unrealized gains (losses) related to financial instruments held as of March 31, 2023 included in:
Earnings						$—		$32	(4)	$(3)	(4)	$—		$(16)	(3)
OCI	$1	$(1)		$(3)										$—

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
First Quarter 2023

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)		Liabilities of CIVs (9)
	(in millions)
Fair value as of December 31, 2022	$(162)		$(715)		$(4,154)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	15	(6)	3	(2)	(62)	(4)
Other comprehensive income (loss)	—		(1)		(8)
Settlements	(1)		9		4
Fair value as of March 31, 2023	$(148)		$(704)		$(4,220)
Change in unrealized gains (losses) related to financial instruments held as of March 31, 2023 included in:
Earnings	$14	(6)	$(2)	(2)	$(65)	(4)
OCI			$(1)		$(8)
____________________
(1)Included in “net realized investment gains (losses)” and “net investment income.”
(2)Included in “fair value gains (losses) on FG VIEs.”
(3)Reported in “fair value gains (losses) on CCS”, “net investment income” and “other income (loss).”
(4)Reported in “fair value gains (losses) on CIVs.”
(5)Represents the net position of credit derivatives. Credit derivative assets (reported in “other assets”) and credit derivative liabilities (presented as a separate line item) are shown as either assets or liabilities in the condensed consolidated balance sheets based on policy.
(6)Reported in “fair value gains (losses) on credit derivatives.”
(7)Includes CCS and other invested assets.
(8)Includes FG VIEs’ liabilities with recourse and FG VIEs’ liabilities without recourse.
(9)Includes primarily various tranches of CLO debt. The CLOs were collateralized financing entities that were consolidated until the Sound Point Transaction occurred on July 1, 2023.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Level 3 Fair Value Disclosures
Quantitative Information About Level 3 Fair Value Inputs
As of March 31, 2024

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$6	Yield	7.0%	-	22.5%	7.8%
RMBS	153	CPR	0.9%	-	15.0%	3.2%
		CDR	1.5%	-	18.8%	5.7%
		Loss severity	50.0%	-	125.0%	81.6%
		Yield	7.6%	-	11.4%	9.0%
Asset-backed securities:
CLOs	439	Discount margin	1.0%	-	9.6%	2.5%
Others	382	Yield	6.6%	-	10.1%	7.8%
FG VIEs’ assets (1)	167	CPR	0.2%	-	21.6%	7.6%
		CDR	1.3%	-	41.0%	10.5%
		Loss severity	45.0%	-	100.0%	82.9%
		Yield	5.7%	-	10.8%	9.5%
Assets of CIVs (3):
Equity securities	89	Discount rate	16.5%	-	23.5%	20.5%
		Market multiple-price to book	1.05x
		Market multiple-price to earnings	5.25x
		Terminal growth rate	4.0%
		Exit multiple-price to book	1.10x
		Exit multiple-price to earnings	5.25x
Structured products	220	Yield	9.8%	-	23.5%	16.6%
Other assets (1)	3	Implied Yield	7.5%	-	8.0%	7.8%
		Term (years)	10 years
Credit derivative liabilities, net (1)	(39)	Hedge cost (in basis points) (bps)	8.7	-	20.6	12.5
		Bank profit (in bps)	83.6	-	268.3	139.4
		Internal floor (in bps)	10.0
		Internal credit rating	AAA	-	CCC	A
FG VIEs’ liabilities (1)	(399)	CPR	0.2%	-	21.6%	7.6%
		CDR	1.3%	-	41.0%	10.5%
		Loss severity	45.0%	-	100.0%	82.9%
		Yield	4.8%	-	10.8%	5.9%
___________________
(1)    Discounted cash flow is used as the primary valuation technique.
(2)    Excludes several investments reported in “other invested assets” with a fair value of $4 million.
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Quantitative Information About Level 3 Fair Value Inputs
As of December 31, 2023

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$6	Yield	7.4%	-	22.5%	7.8%
RMBS	154	CPR	0.1%	-	15.0%	3.4%
		CDR	1.5%	-	18.8%	5.6%
		Loss severity	50.0%	-	125.0%	82.6%
		Yield	7.5%	-	11.3%	8.9%
Asset-backed securities:
CLOs	450	Discount margin	1.1%	-	9.5%	2.6%
Others	353	Yield	6.2%	-	11.7%	7.8%
FG VIEs’ assets (1)	174	CPR	0.2%	-	21.4%	7.8%
		CDR	1.3%	-	41.0%	10.4%
		Loss severity	45.0%	-	100.0%	82.9%
		Yield	5.5%	-	10.9%	9.4%
Assets of CIVs (3):
Equity securities	80	Discount rate	20.9%
		Market multiple-price to book	1.10x
		Market multiple-price to earnings	5.50x
		Terminal growth rate	4.0%
		Exit multiple-price to book	1.10x
		Exit multiple-price to earnings	5.50x
Structured products	189	Yield	14.7%	-	21.4%	18.0%
Other assets (1)	13	Year 1 loss estimates	7.8%	-	8.4%	8.1%
		Term (years)	10 years
Credit derivative liabilities, net (1)	(50)	Hedge cost (in bps)	10.2	-	26.5	15.8
		Bank profit (in bps)	105.6	-	302.6	158.6
		Internal floor (in bps)	10.0
		Internal credit rating	AAA	-	CCC	A
FG VIEs’ liabilities (1)	(554)	CPR	0.2%	-	21.4%	7.8%
		CDR	1.3%	-	41.0%	10.4%
		Loss severity	45.0%	-	100.0%	82.9%
		Yield	5.0%	-	10.7%	5.8%
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
The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of March 31, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Assets of CIVs	$27	$27	$19	$19
Other assets (including other invested assets)	79	80	79	80
Financial guaranty insurance contracts (1)	(2,153)	(1,635)	(2,244)	(1,811)
Long-term debt	(1,695)	(1,597)	(1,694)	(1,593)
Other liabilities	(24)	(24)	(15)	(15)
____________________
(1)    Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

10.    Income Taxes

Overview

Under Bermuda law, there was no Bermuda income, corporate or profits tax or withholding tax, capital gains tax or capital transfer tax payable by AGL or AG Re, AGRO and Cedar Personnel Ltd. (collectively, the Bermuda Subsidiaries) in 2023 and first quarter 2024. AGL’s U.S., U.K. and French subsidiaries are subject to income taxes imposed by U.S., U.K. and French authorities, respectively, and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company, has elected under Internal Revenue Code Section 953(d) to be taxed as a U.S. domestic corporation.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

In July of 2023, the U.K. government passed legislation to implement the Organization for Economic Co-Operation and Development’s (OECD) Base Erosion and Profit Shifting (BEPS) Pillar Two income inclusion rule. This includes a multinational top-up tax which will apply to large multinational corporations for accounting periods beginning on or after December 31, 2023. This will apply to AGL and its subsidiaries, requiring a minimum effective rate of 15% in all jurisdictions in which they operate.

In addition, on December 27, 2023 the Bermuda government enacted a corporate income tax at the rate of 15% which will apply for accounting periods starting on or after January 1, 2025. The enactment of the corporate income tax regime required the Company to recognize Bermuda deferred taxes for the first time and was recognized in the period that includes the date of enactment. An economic transition adjustment (ETA) equal to the difference between the fair market value and the carrying value of assets and liabilities of each of the Company’s Bermuda insurance subsidiaries as of September 30, 2023 resulted in the establishment of a deferred tax asset and corresponding benefit of $189 million reported in the fourth quarter of 2023 consolidated statement of operations. The ETA is expected to be utilized over 10 to 15 years, beginning in 2025.
Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities)

	As of
	March 31, 2024	December 31, 2023
	(in millions)
Net deferred tax assets (liabilities)	$256	$250
Net current tax assets (liabilities)	(39)	(9)

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

Changes in market conditions during 2024 and 2023, including rising interest rates, resulted in the recording of deferred tax assets related to net unrealized tax capital losses. When assessing recoverability of these deferred tax assets, the Company considers the ability and intent to hold the underlying securities to recovery in value, if necessary, as well as other factors as noted above. As of March 31, 2024 and December 31, 2023, based on all available evidence, including capital loss carryback capacity, the Company concluded that the deferred tax assets related to the unrealized tax capital losses on the available-for-sale securities portfolios are, more likely than not, expected to be realized.

Provision for Income Taxes

    The Company’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due, for example, to the variability in loss reserves, fair value of its credit derivatives and VIEs, and foreign exchange gains and losses which prevents the Company from projecting a reliable estimated annual effective tax rate and pre-tax income for the full year 2024. A discrete calculation of the provision is calculated for each interim period.

    The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions. The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with

•U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21%,
•the French subsidiary taxed at the French marginal corporate tax rate of 25%,

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
•Bermuda Subsidiaries taxed at the Bermuda marginal corporate tax rate of 0%, unless subject to U.S. tax by election, and
•U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 25% for periods starting April 1, 2023 and 19% for periods ending on or before March 31, 2023. Effective January 1, 2024, the U.K. adopted a global minimum tax rate of 15% under the OECD’s BEPS Pillar Two rules.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	First Quarter
	2024	2023
	(in millions)
Expected tax provision (benefit)	$23	$20
Tax-exempt interest	(2)	(3)
NCI	(1)	(3)
State taxes	2	3
Foreign taxes	5	5
Global minimum tax	5	—
Stock based compensation	—	1
Other	(1)	—
Total provision (benefit) for income taxes	$31	$23
Effective tax rate	21.4%	19.1%

The expected tax provision (benefit) is calculated as the sum of pre-tax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Where there is a pre-tax loss in one jurisdiction and pre-tax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

 The following tables present pre-tax income and revenue by jurisdiction.

Pre-tax Income (Loss) by Tax Jurisdiction

	First Quarter
	2024	2023
	(in millions)
U.S.	$129	$108
Bermuda	30	25
U.K.	(11)	(11)
France	(4)	(2)
Total	$144	$120

Revenue by Tax Jurisdiction

	First Quarter
	2024	2023
	(in millions)
U.S.	$204	$235
Bermuda	36	35
U.K.	6	13
France	(1)	—
Total	$245	$283

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Pre-tax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Audits

As of March 31, 2024, AGUS had open tax years with the U.S. Internal Revenue Service (IRS) for 2018 forward and is currently under audit for the 2018 and 2019 tax years. As of March 31, 2024, Assured Guaranty Overseas US Holdings Inc. had open tax years with the IRS for 2020 forward and is not currently under audit with the IRS. In September 2022, His Majesty’s Revenue & Customs (HMRC) completed a business risk review of Assured Guaranty that commenced in July 2022 and assigned a low-risk rating for corporate taxes in the U.K. In December 2023, HMRC issued an inquiry into the Company’s 2021 U.K. tax returns. As of December 31, 2023, the Company's U.K. subsidiaries had open tax years with HMRC for 2021 forward. The Company’s French subsidiary is not currently under examination and has open tax years of 2020 forward.

11.    Commitments and Contingencies

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

Litigation

    On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC, which, in the past, had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York (the Court), asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination in December 2008 of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP’s termination in July 2009 of 28 other credit derivative transactions between LBIE and AGFP and AGFP’s calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP had terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and properly calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed (as described below) and approximately $21 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On March 15, 2013, the Court granted AGFP’s motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE’s claim with respect to the 28 other credit derivative transactions. Following a bench trial, on March 8, 2023, the Court rendered its decision and found in favor of AGFP. On June 30, 2023, the clerk entered judgment in favor of AGFP in the amount of approximately $54 million plus post-judgment simple interest at an annual rate of 8%. On July 1, 2023, AGFP moved the Court to award it approximately $58 million for attorneys’ fees and expenses AGFP incurred through March 2023. The parties reached a confidential settlement with respect to this motion for attorneys’ fees, and AGFP withdrew the motion without prejudice on October 30, 2023. On September 22, 2023, LBIE appealed the Court’s post-trial decision to the New York Appellate Division’s First Judicial Department (Appellate Division). On March 14, 2024, the Appellate Division affirmed the Court’s judgment. On April 15,

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
2024, LBIE moved for leave to reargue its appeal before the Appellate Division or, alternatively, to appeal to the New York Court of Appeals. The Company did not accrue in its financial statements for the judgment it was awarded or the attorneys’ fees it sought.

12.    Shareholders’ Equity

Other Comprehensive Income

The following tables present the changes in each component of accumulated other comprehensive income (AOCI) and the effect of reclassifications out of AOCI into the respective lines in the condensed consolidated statements of operations.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
First Quarter 2024

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2023	$(202)	$(104)	$(20)	$(38)	$5	$(359)
Other comprehensive income (loss) before reclassifications	(31)	10	(2)	1	—	(22)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(2)	10	—	—	—	8
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	(2)	10	(1)	—	—	7
Tax (provision) benefit	—	(1)	—	—	—	(1)
Total amount reclassified from AOCI, net of tax	(2)	9	(1)	—	—	6
Other comprehensive income (loss)	(29)	1	(1)	1	—	(28)
Balance, March 31, 2024	$(231)	$(103)	$(21)	$(37)	$5	$(387)

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

Share Repurchases

    On May 2, 2024, AGL’s Board of Directors (the Board) authorized the repurchase of an additional $300 million of its common shares. As of May 7, 2024, the Company was authorized to purchase $414 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (1) (in millions)	Average Price Paid Per Share (1)
2023 (January 1 - March 31)	36,369	$2	$62.23
2023 (April 1 - June 30)	453,942	24	53.08
2023 (July 1- September 30)	1,065,902	64	59.67
2023 (October 1- December 31)	1,659,680	109	65.83
Total 2023	3,215,893	$199	$61.95
2024 (January 1 - March 31)	1,539,278	129	84.07
2024 (April 1 - May 7)	750,280	61	80.70
Total 2024	2,289,558	$190	$82.96
____________________
(1)    Excludes commissions and excise taxes.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
13.    Earnings Per Share

Computation of Earnings Per Share

	First Quarter
	2024	2023
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$109	$81
Less: Distributed and undistributed income (loss) available to nonvested shareholders	1	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$108	$81
Basic shares	55.6	59.1
Basic EPS	$1.94	$1.37

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$108	$81
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$108	$81
Basic shares	55.6	59.1
Dilutive securities:
Restricted stock awards	1.5	1.3
Diluted shares	57.1	60.4
Diluted EPS	$1.89	$1.34
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.1	0.1

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
•developments in the world’s financial and capital markets, including stresses in the financial condition of banking institutions in the U.S. and the possibility that increasing participation of unregulated financial institutions in these markets results in losses or lower valuations of assets, reduced liquidity and credit and/or contraction of these markets, that adversely affect repayment rates of insured obligors, Assured Guaranty’s insurance loss or recovery experience, or investments of Assured Guaranty;
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
•the impact of Assured Guaranty satisfying its obligations under insurance policies with respect to legacy insured Puerto Rico bonds;
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
•the inability to control the business, management or policies of entities in which Assured Guaranty holds a minority interest;
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

The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q, as well as the risk factors included in the Company’s 2023 Annual Report on Form 10-K. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s reports filed with the SEC.

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

In the Insurance segment, the Company provides credit protection products to the U.S. and non-U.S. public finance (including infrastructure) and structured finance markets. Until July 1, 2023, the Company served as investment advisor to collateralized loan obligations (CLOs) and opportunity funds, through Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM). Beginning July 1, 2023, the Company participates in the asset management business through its ownership interest in Sound Point. See Item 1, Financial Statements, Note 1, Business and Basis of Presentation.

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

Economic Environment

Real gross domestic product increased at an annual rate of 1.6% in the three-month period ended March 31, 2024 (first quarter 2024), compared to an increase of 3.4% in the fourth quarter of 2023, according to the first quarter 2024 advance estimate released by the U.S. Bureau of Economic Analysis. At the end of March 2024, the U.S. unemployment rate, seasonally adjusted, stood at 3.8%, near where it started the year at 3.7%. The Company believes a more robust economy makes it less likely that obligors whose obligations it guarantees will default.

According to the U.S. Bureau of Labor Statistics, the inflation rate in the U.S. before seasonal adjustment for the 12-month period ending March 2024, as measured by the Consumer Price Index for All Urban Consumers, was 3.5%, as compared to 3.4% for the 12-month period ending December 2023. According to the United Kingdom’s (U.K.) Office for National Statistics, the Consumer Prices Index including owner occupiers’ housing costs was 3.8% for the 12 months to March 2024, down from 4.2% for the 12 months ended December 2023. Consumer price inflation in the U.K. increases reported net par outstanding for certain U.K exposures with approximately $22.7 billion of net par outstanding as of March 31, 2024, and also increases projected future installment premiums on the portion of such exposure that pays at least a portion of the premium on an installment basis over the term of the exposure.

With the Federal Open Market Committee (FOMC) acknowledging the need to combat inflation, in March 2022 the FOMC began again raising the target range for the federal funds rate and stated that it would reduce its holdings of treasury securities and agency debt and agency mortgage-backed securities. From March 2022 through July 2023, the FOMC raised the federal funds rate from a range of 0% to 0.25% where it started 2022 to a target range of 5.25% to 5.50%. The FOMC has repeatedly declared that it seeks to achieve maximum employment and inflation at the rate of 2% over the longer run. In determining the extent to which additional policy firming may be appropriate to return inflation to 2% over time, the FOMC indicated that it will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments. Since its July 2023 meeting, the FOMC has maintained the federal funds rate at 5.25% to 5.50%, including through its most recent meeting held April 30-May 1, 2024, stating that it would continue to assess additional information and its implications for monetary policy.

The level and direction of interest rates and credit spreads impact the Company in numerous ways. On the one hand, higher interest rates may reduce the fair value of fixed-maturity securities currently held in the Company’s investment portfolio, dampen municipal bond issuance and negatively impact the finances of some of the obligors whose payments the Company insures. On the other hand, higher interest rates increase the base on which the Company charges premium in most U.S. municipal bond transactions. Higher interest rates also are often accompanied by wider spreads, which may also increase the level of premiums it can charge for those products.

The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company’s largest financial guaranty insurance market, U.S. public finance. The MMD rate averaged 3.57% for the quarter ended March 2024, lower than the 4.06% average for the quarter ended December 2023, but higher than the 3.37% average for the quarter ended March 2023. Meanwhile, the difference, or credit spread, between the 30-year BBB-rated general obligation relative to the 30-year AAA MMD averaged 92 basis points (bps) in the quarter ended March 2024, which is narrower than the 100 bps average for the quarter ended December 2023, and narrower than the 101 bps average for the quarter ended March 2023. The Company believes that, over time, wider spreads could permit it to increase its premium rates on new business, and higher interest rates may also increase the amount the Company can earn on its largely fixed-maturity securities.

Additionally, the Company believes that higher interest rates are discouraging some homeowners from moving as many are locked into lower mortgage interest rates at the homes in which they reside, which, in turn, is restricting housing inventory and leading to an increase in home prices as demand outpaces supply. The increase in housing prices may benefit distressed residential mortgage-backed securities (RMBS) the Company insures. The National Association of Realtors reported that year-over-year existing-home sales declined 3.7% from March 2023 to March 2024, while the median existing-home sales price increased 4.8% from March 2023 ($375,300) to March 2024 ($393,500).

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

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	First Quarter 2024	First Quarter 2023	Year Ended December 31, 2023
	(dollars in billions, except number of issues and percentages)
Par:
New municipal bonds issued	$99.1	$74.1	$362.8
Total insured	$7.1	$5.7	$31.8
Insured by Assured Guaranty	$3.8	$3.4	$19.5
Number of issues:
New municipal bonds issued	1,613	1,385	7,268
Total insured	318	260	1,397
Insured by Assured Guaranty	152	124	645
Bond insurance market penetration based on:
Par	7.2%	7.7%	8.8%
Number of issues	19.7%	18.8%	19.2%
Single A par sold	26.6%	38.3%	31.1%
Single A transactions sold	62.5%	63.3%	61.6%
$25 million and under par sold	23.0%	24.2%	24.6%
$25 million and under transactions sold	24.1%	22.3%	23.6%
____________________
(1)    Source: The amounts in the table are those reported by Thomson Reuters. The table excludes Corporate-CUSIP transactions insured by Assured Guaranty, certain of which the Company also considers to be public finance business.

The Company also considers opportunities to acquire financial guaranty portfolios, whether by acquiring financial guarantors that are no longer actively writing new business or their insured portfolios, generally through reinsurance or novations. These transactions enable the Company to improve its future earnings and deploy excess capital.

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

In 2022, as a result of the resolution of the Company’s exposure to insured Puerto Rico credits experiencing payment default other than Puerto Rico Electric Power Authority (PREPA) (2022 Puerto Rico Resolutions), the Company received cash, new general obligation bonds (New GO Bonds), new bonds backed by toll revenues (Toll Bonds, and together with New GO Bonds, New Recovery Bonds) and contingent value instruments (CVIs). The CVIs are intended to provide creditors with additional recoveries tied to the outperformance of the Puerto Rico 5.5% Sales and Use Tax receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. The Company may sell in the future any CVIs it continues to hold. The Company continues to work to resolve its remaining unresolved defaulted Puerto Rico exposure, PREPA. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Item 1, Financial Statements, Note 3, Outstanding Exposure, and the Insured Portfolio section below.

The Company is, and for several years has been, working with the servicers of some of the RMBS transactions it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans to help improve the performance of the related RMBS.

The Company may also purchase attractively priced obligations, including below-investment-grade (BIG) obligations, that it has insured and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The fair value of Loss Mitigation Securities as of March 31, 2024 (excluding the value of the Company’s insurance) was $464 million.

In some instances, the terms of the Company’s policy or the terms of certain workout orders and resolutions give it the option to pay principal on an accelerated basis on an obligation on which it has paid a claim, thereby reducing the amount of guaranteed interest due in the future. The Company has at times exercised this option, which uses cash but reduces projected future losses. The Company may also facilitate the issuance of refunding bonds, by either providing insurance on the refunding bonds or purchasing refunding bonds, or both. Refunding bonds may provide the issuer with payment relief.

Asset Management and Alternative Investments

Until July 1, 2023, the Company pursued its asset management strategy through AssuredIM. With the consummation of the Sound Point Transaction and AHP Transaction, effective as of July 1, 2023, the Company participates in the asset management business through its ownership interest in Sound Point, and no longer directly manages investments for third parties. The Company’s ownership interest in Sound Point furthers its strategy of participating in a fee-based earnings stream independent of the risk-based premiums generated by its financial guaranty business. The Sound Point business was strengthened by the addition of AssuredIM’s assets under management (AUM) (excluding AUM relating to AHP). See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for a description of the Sound Point Transaction.

The Company expects its relationship with Sound Point to also enhance its alternative investment opportunities. Upon closing of the Sound Point Transaction and the AHP Transaction in July, the Company has increased the aggregate amount it has agreed to invest in alternative investments to $1.5 billion, including $1 billion in Sound Point managed investments, subject to regulatory approval. Of the $1.5 billion, the U.S. Insurance Subsidiaries through their jointly owned investment subsidiary, AG Asset Strategies LLC (AGAS), are authorized to invest up to $750 million plus previously distributed gains of $162 million for a total of $912 million as of March 31, 2024. As of March 31, 2024, AGAS commitments to funds managed by Sound Point and AHP (Sound Point and AHP funds) were $772 million.

Capital Management

The Company has developed strategies to efficiently manage capital within the Assured Guaranty group.

From 2013 through May 7, 2024, the Company has repurchased 146 million common shares for approximately $5.1 billion, representing approximately 75% of the total shares outstanding at the beginning of the repurchase program in 2013. On May 2, 2024, the AGL Board of Directors (the Board) authorized the repurchase of an additional $300 million of the Company’s common shares. Under this and previous authorizations, as of May 7, 2024, the Company was authorized to purchase $414 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 12, Shareholders’ Equity, for additional information about the Company’s repurchases of its common shares.

Summary of Share Repurchases

	Amount (1)	Number of Shares	Average price per share (1)
	(in millions, except per share data)
2013 - 2023	$4,860	144.09	$33.73
2024 (first quarter)	129	1.54	84.07
2024 (through May 7)	61	0.75	80.70
Cumulative repurchases since the beginning of 2013	$5,050	146.38	34.50
____________________
(1)    Excludes commissions and excise taxes.

As of March 31, 2024, the estimated accretive effect of the cumulative repurchases of common shares since the beginning of 2013 was approximately: $49.49 per share in shareholders’ equity attributable to AGL, $53.50 per share in adjusted operating shareholders’ equity and $89.47 per share in adjusted book value.

The Company considers the appropriate mix of debt and equity in its capital structure. In 2023, the Company issued $350 million in 6.125% Senior Notes due in 2028, and used the proceeds primarily to redeem $330 million of 5% Senior Notes due in 2024. Since the second quarter of 2017, AGUS has also purchased $154 million in principal of AGMH’s outstanding Junior Subordinated Debentures.

The Company may choose to redeem or make additional purchases of this or other Company debt in the future. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies.”

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to the Company’s 2023 Annual Report on Form 10-K.

The primary drivers of volatility in the Company’s net income include: loss and loss adjustment expense (LAE), changes in fair value of credit derivatives, FG VIEs, CIVs, CVIs and committed capital securities (CCS), as well as foreign exchange gains (losses), the level of refundings of insured obligations, changes in the value of the Company’s alternative investments, the effects of any large transactions, settlements, commutations and loss mitigation strategies, among other factors. Changes in laws and regulations, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.

Financial Performance of Assured Guaranty

Financial Results

	First Quarter
	2024	2023
	(in millions, except per share amounts)
GAAP
Net income (loss) attributable to AGL	$109	$81
Net income (loss) attributable to AGL per diluted share	$1.89	$1.34
Weighted average diluted shares	57.1	60.4

Non-GAAP
Adjusted operating income (loss) (1)	$113	$68
Adjusted operating income per diluted share	$1.96	$1.12
Weighted average diluted shares	57.1	60.4

Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income	$—	$(4)
Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income per share	$—	$(0.06)

Components of total adjusted operating income (loss)
Insurance segment	$149	$117
Asset Management segment	1	(1)
Corporate division	(37)	(44)
Other (2)	—	(4)
Adjusted operating income (loss)	$113	$68

Insurance Segment
Gross written premiums (GWP)	$61	$86
Present value of new business production (PVP) (1)	63	112
Gross par written	3,743	5,363

	As of March 31, 2024		As of December 31, 2023
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$5,629	$102.19	$5,713	$101.63
Adjusted operating shareholders' equity (1)	5,932	107.69	5,990	106.54
Adjusted book value (1)	8,665	157.31	8,765	155.92
Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating shareholders’ equity	3	0.06	5	0.07
Gain (loss) related to FG VIE and CIV consolidation included in adjusted book value	(3)	(0.05)	—	—
Common shares outstanding (3)	55.1		56.2
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
(3)    See “— Overview — Key Business Strategies — Capital Management” above for information on common share repurchases.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended March 31,
	2024	2023
	(in millions)
Revenues:
Net earned premiums	$119	$81
Net investment income	84	81
Asset management fees	—	26
Net realized investment gains (losses)	8	(2)
Fair value gains (losses) on credit derivatives	10	15
Fair value gains (losses) on CCS	(10)	(16)
Fair value gains (losses) on FG VIEs	(3)	(5)
Fair value gains (losses) on CIVs	22	58
Foreign exchange gains (losses) on remeasurement	(12)	20
Fair value gains (losses) on trading securities	26	(2)
Other income (loss)	1	27
Total revenues	245	283
Expenses:
Loss and LAE (benefit)	(1)	4
Interest expense	23	21
Amortization of deferred acquisition cost (DAC)	6	3
Employee compensation, benefit and other operating expenses:
Asset management subsidiaries	—	45
Insurance and other subsidiaries	97	92
Total expenses	125	165
Income (loss) before income taxes and equity in earnings (losses) of investees	120	118
Equity in earnings (losses) of investees	24	2
Income (loss) before income taxes	144	120
Less: Provision (benefit) for income taxes	31	23
Net income (loss)	113	97
Less: Noncontrolling interests	4	16
Net income (loss) attributable to Assured Guaranty Ltd.	$109	$81

Effective tax rate	21.4%	19.1%

First Quarter 2024 Compared with First Quarter 2023

Net income attributable to AGL for first quarter 2024 was higher compared with the three-month period ended March 31, 2023 (first quarter 2023) primarily due to:

•higher net earned premiums in first quarter 2024 compared with first quarter 2023 primarily due to one large refunded transaction, and
•fair value gains on trading securities in first quarter 2024 compared with losses in first quarter 2023.

These increases were offset in part by:

•foreign exchange losses on remeasurement in first quarter 2024, compared with gains in first quarter 2023, and
•lower other income due to the reversal of a previously recorded litigation accrual of $20 million in first quarter 2023.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19% prior to March 31, 2023 and 25% after April 1 2023, the French subsidiary taxed at the French marginal corporate tax rate of 25%, and Bermuda subsidiaries taxed at the Bermuda marginal corporate tax rate of 0%, unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. Effective January 1, 2024, the U.K. adopted a global minimum tax rate of 15% under the Organization for Economic Co-Operation and Development’s Base Erosion and Profit Shifting Pillar Two rules. See Item 1, Financial Statements, Note 10, Income Taxes.

Adjusted Operating Income

Adjusted operating income in first quarter 2024 was $113 million, compared with $68 million in first quarter 2023. The increase was primarily due to higher premiums earned from accelerations due to a large refunded transaction in first quarter 2024, and fair value gains on Puerto Rico CVIs classified as trading securities, offset in part by lower other income in first quarter 2024, compared with first quarter 2023, which included the reversal of a previously recorded litigation accrual. See “— Results of Operations — Reconciliation to GAAP” for the reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

Book Value and Adjusted Book Value

Shareholders’ equity attributable to AGL as of March 31, 2024 decreased compared with December 31, 2023, due to share repurchases, unrealized losses on investments and dividends, offset in part by net income. Adjusted operating shareholders’ equity and adjusted book value also decreased primarily due to share repurchases of $129 million and dividends, partially offset by operating income of $113 million and in the case of adjusted book value, GWP of $61 million. See “— Non-GAAP Financial Measures” below for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and adjusted book value.

On a per share basis, shareholders’ equity attributable to AGL, adjusted operating shareholders’ equity, and adjusted book value increased as of March 31, 2024 compared with December 31, 2023, due, in part, to the accretive effect of the share repurchase program. See “— Non-GAAP Financial Measures” for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and adjusted book value.

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

See “ — Overview — Economic Environment.”

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

The Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no material direct exposure to Ukraine or Russia. In fact, the Company’s direct insurance exposure to eastern Europe generally is limited to approximately $245 million in net par outstanding as of March 31, 2024, comprising $205 million net par exposure to the sovereign debt of Poland and $40 million net par exposure to a toll road in Hungary. The Company rates all such exposure investment grade.

Middle East Conflict

In light of recent events in the Middle East, the Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, for exposures to the Middle East. After review, the Company’s surveillance and treasury functions have identified no material direct exposure to such area. The Company’s direct insurance exposure to the Middle East is generally limited to approximately $58 million in net par outstanding as of March 31, 2024, comprised of funded commitments to subscription finance facilities; however, such exposure may increase to a total of approximately $93 million to the extent all unfunded commitments under the facilities are ultimately funded. The Company rates all such insurance exposure investment grade.

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

Critical estimates and assumptions are periodically evaluated based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially different in the future due to changes in these estimates and assumptions.

Listed below are the accounting policies and estimates that the Company believes are most dependent on the application of judgment and assumptions.

•Expected loss to be paid (recovered);
•Fair value of certain assets and liabilities, primarily:
•Investments
•Assets and liabilities of CIVs
•Assets and liabilities of FG VIEs
•Credit derivatives;
•Acquisition date fair value of the equity method investment in Sound Point;
•Impairments of equity method investments and financial instruments; and
•Income tax assets and liabilities, including the recoverability of deferred tax assets (liabilities) including the Bermuda deferred tax asset reported in 2023.

See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, of the Company’s 2023 Annual Report on Form 10-K, for the Company’s significant accounting policies which includes a reference to the applicable note where further details regarding the significant estimates and assumptions are provided, as well as Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2023 Annual Report on Form 10-K, for further details regarding the sensitivity analyses.

Results of Operations by Segment

The Company analyzes the operating performance of each segment using each segment’s adjusted operating income as described in Item 1, Financial Statements, Note 2, Segment Information.

Insurance Segment Results

Insurance Segment Results

	First Quarter
	2024	2023

Segment revenues
Net earned premiums and credit derivative revenues	$122	$84
Net investment income	83	82
Fair value gains (losses) on trading securities	26	(2)
Foreign exchange gains (losses) on remeasurement	—	1
Other income (loss)	(2)	25
Total segment revenues	229	190
Segment expenses
Loss expense (benefit)	4	9
Amortization of DAC	6	3
Employee compensation and benefit expenses	48	39
Other operating expenses	27	28
Total segment expenses	85	79
Equity in earnings (losses) of investees	40	30
Segment adjusted operating income (loss) before income taxes	184	141
Less: Provision (benefit) for income taxes	35	24
Segment adjusted operating income (loss)	$149	$117

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

Insurance Segment
Net Earned Premiums and Credit Derivative Revenues

	First Quarter
	2024	2023
	(in millions)
Net earned premiums:
Financial guaranty insurance:
Public finance
Scheduled net earned premiums (1)	$65	$62
Refundings and terminations	37	4
Total public finance	102	66
Structured finance
Scheduled net earned premiums (1)	14	15
Accelerations	2	—
Total structured finance	16	15
Specialty insurance and reinsurance	2	1
Total net earned premiums	120	82

Credit derivative revenues	2	2
Total net earned premiums and credit derivative revenues	$122	$84
____________________
(1)    Includes accretion of discount.

    Net earned premiums and credit derivative revenues increased in first quarter 2024 compared with first quarter 2023 primarily due to a large refunded transaction in first quarter 2024. As of March 31, 2024, $3.6 billion of net deferred premium revenue on financial guaranty insurance remained to be earned over the life of the insurance contracts.

New Business Production

Gross Written Premiums and
New Business Production

	First Quarter
	2024	2023
	(in millions)
GWP
Public finance—U.S.	$44	$22
Public finance—non-U.S.	2	36
Structured finance—U.S.	13	28
Structured finance—non-U.S.	2	—
Total GWP	$61	$86
PVP (1):
Public finance—U.S.	$43	$22
Public finance—non-U.S.	1	30
Structured finance—U.S.	15	27
Structured finance—non-U.S. (2)	4	33
Total PVP	$63	$112
Gross Par Written (1):
Public finance—U.S.	$2,909	$2,907
Public finance—non-U.S.	—	360
Structured finance—U.S.	480	582
Structured finance—non-U.S. (2)	354	1,514
Total gross par written	$3,743	$5,363
____________________
(1)    PVP and Gross Par Written in the table above are based on “close date,” when the transaction settles. See “— Non-GAAP Financial Measures — PVP or Present Value of New Business Production.” PVP was discounted at 5.0% and 4.0% in 2024 and 2023, respectively.
(2)    First quarter 2023 PVP and gross par written include the present value of future gross revenues and exposure, respectively, associated with a financial guaranty written by the Company that, under GAAP, is accounted for under Accounting Standards Codification (ASC) 460, Guarantees.

U.S. public finance GWP and PVP in first quarter 2024 were higher than the comparable GWP and PVP in first quarter 2023, primarily due to several large transportation revenue transactions that closed in first quarter 2024. The Company’s direct par written represented 53% of the total U.S. municipal market insured issuance in first quarter 2024, compared with 60% in first quarter 2023, and the Company’s penetration of all municipal issuance was 3.8% in first quarter 2024 compared with 4.6% in first quarter 2023.

Structured finance GWP and PVP in first quarter 2024 were primarily attributable to insurance securitization and subscription finance transactions. Business activity in the non-U.S. public finance and structured finance sectors often has long lead times and therefore may vary from period to period.

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

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC (S&P)	Kroll Bond Rating Agency	Moody’s Ratings (Moody’s)	A.M. Best Company, Inc.
Assured Guaranty Municipal Corp.(AGM)	AA (stable) (7/13/23)	AA+ (stable) (10/20/23)	A1 (stable) (4/30/24)	—
Assured Guaranty Corp.(AGC)	AA (stable) (7/13/23)	AA+ (stable) (10/20/23)	A1 (stable) (4/30/24)	—
Assured Guaranty Re Ltd. (AG Re)	AA (stable) (7/13/23)	—	—	—
Assured Guaranty Re Overseas Ltd. (AGRO)	AA (stable) (7/13/23)	—	—	A+ (stable) (7/21/23)
Assured Guaranty UK Limited (AGUK)	AA (stable) (7/13/23)	AA+ (stable) (10/20/23)	A1 (stable) (4/30/24)	—
Assured Guaranty (Europe) SA (AGE)	AA (stable) (7/13/23)	AA+ (stable) (10/20/23)	—	—

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

CVIs issued by Puerto Rico and received as part of the 2022 Puerto Rico Resolutions are classified as trading with changes in fair value reported in “fair value gains (losses) on trading securities” in the condensed consolidated statements on operations. The fair value of such instruments as of March 31, 2024 and December 31, 2023 was $272 million and $318 million, respectively.

Equity method investments in the Insurance segment include investments that the U.S. Insurance Subsidiaries make in certain alternative investments, primarily Sound Point and AHP funds. The income (loss) on such investments is reported in “equity in earnings (losses) of investees” and typically represents the Company’s share of earnings of its investees.

Insurance Segment
Income from Investments

	First Quarter
	2024	2023
	(in millions)
Net investment income
Fixed-maturity securities, available-for-sale:
Externally managed	$52	$52
Loss Mitigation Securities	8	9
Puerto Rico, New Recovery Bonds	—	3
Other	3	5
Short-term investments	19	12
Intercompany loans	2	2
Investment income	84	83
Investment expenses	(1)	(1)
Net investment income	$83	$82

Fair value gains (losses) on trading securities	$26	$(2)

Equity in earnings (losses) of investees
CLOs	$20	$19
Healthcare	4	8
Asset-based/specialty finance	4	1
Middle market direct lending	3	—
Other	9	2
Equity in earnings (losses) of investees	$40	$30

     Net investment income increased to $83 million in first quarter 2024 compared to $82 million in first quarter 2023, primarily due to the increase in short-term rates and higher average short-term balances, partially offset by lower income on Loss Mitigation Securities. The overall pre-tax book yield of available-for-sale fixed-maturity securities and short-term investments was 3.87% as of March 31, 2024 and 3.82% as of March 31, 2023.

Equity in earnings (losses) of investees increased to $40 million in first quarter 2024 compared with $30 million in first quarter 2023 due to higher balances and changes in fair value in alternative investments.

Other Income (Loss)

The decrease in “other income (loss)” in first quarter 2024 was primarily attributable to the reversal of a previously recorded litigation accrual of $20 million in first quarter 2023. See Item 1, Financial Statements, Note 11, Commitments and Contingencies, for additional information.

Economic Loss Development

The insured portfolio includes policies accounted for under several different accounting models depending on the characteristics of the contract and the Company’s control rights. For a discussion of methodologies and significant estimates for expected loss to be paid (recovered), see Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Expected Loss to be Paid (Recovered), of the Company’s 2023 Annual Report on Form 10-K. The GAAP accounting policies for measurement and recognition for each type of contract are described in the notes listed below in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s 2023 Annual Report on Form 10-K:

•Note 5 for contracts accounted for as insurance;
•Note 6 for contracts accounted for as credit derivatives;
•Note 8 for FG VIEs; and

•Note 9 for fair value methodologies for credit derivatives and FG VIEs’ assets and liabilities.

    In order to efficiently evaluate and manage the economics of the entire insured portfolio, management compiles and analyzes expected loss information for all policies on a consistent basis. The discussion of losses that follows encompasses expected losses on all contracts in the insured portfolio regardless of accounting model, unless otherwise specified. Net expected loss to be paid (recovered) is equal to the present value of expected future cash outflows for loss and LAE payments, net of: (i) inflows for expected salvage, subrogation and other recoveries; (ii) excess spread on underlying collateral, as applicable; and (iii) amounts ceded to reinsurers. Assumptions used in the determination of the net expected loss to be paid (recovered) such as delinquency, severity, discount rates and expected time frames to recovery are consistent by sector regardless of the accounting model used.
Current risk-free rates are used to discount expected losses at the end of each reporting period. Therefore, changes in such rates from period to period affect economic loss development and loss and LAE. However, the effect of changes in discount rates is not indicative of actual credit impairment or improvement in the period. The weighted average discount rates used to discount expected losses (recoveries) for U.S. denominated exposures were 4.44% and 4.10% as of March 31, 2024 and December 31, 2023, respectively.

The composition of economic loss development (benefit) by accounting model and by sector is presented in the tables that follow, and the drivers of economic loss development (benefit) are discussed below.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		First Quarter
Accounting Model	March 31, 2024	December 31, 2023	2024	2023
	(in millions)
Insurance	$191	$263	$(7)	$6
FG VIEs (1)	241	240	—	5
Credit derivatives	1	2	—	—
Total	$433	$505	$(7)	$11

Net exposure rated BIG	$5,277	$5,521
____________________
(1)    The expected loss to be paid for FG VIEs primarily relates to trusts established as part of the 2022 Puerto Rico Resolutions (Puerto Rico Trusts). See Item 1, Financial Statements, Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered).

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	First Quarter 2024
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2023	Net Economic Loss Development (Benefit) (2)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2024
	(in millions)
Public finance:
U.S. public finance	$398	$(3)	$(17)	$378
Non-U.S. public finance	20	—	—	20
Public finance	418	(3)	(17)	398
Structured finance:
U.S. RMBS	43	(3)	(42)	(2)
Other structured finance	44	(1)	(6)	37
Structured finance	87	(4)	(48)	35
Total	$505	$(7)	$(65)	$433

	First Quarter 2023
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2022	Net Economic Loss Development (Benefit) (2)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2023
	(in millions)
Public finance:
U.S. public finance	$403	$1	$(24)	$380
Non-U.S. public finance	9	4	—	13
Public finance	412	5	(24)	393
Structured finance:
U.S. RMBS	66	5	11	82
Other structured finance	44	1	(3)	42
Structured finance	110	6	8	124
Total	$522	$11	$(16)	$517
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”
(2)    Effect of changes in the risk-free rates included in economic loss development (benefit) was a benefit of $3 million in first quarter 2024 and a loss of $10 million in first quarter 2023.

First Quarter 2024 Net Economic Loss Development

Public Finance: The economic benefit on U.S. public finance exposures in first quarter 2024 was $3 million, which was primarily attributable to the improved performance across various credits.

U.S. RMBS: The net benefit attributable to U.S. RMBS was $3 million and was mainly attributable to higher recoveries for secured second lien charged-off loans.

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

Insurance Segment
Loss Expense (Benefit)

	First Quarter
	2024	2023
	(in millions)
U.S. public finance	$1	$1
Structured finance:
U.S. RMBS	2	6
Other structured finance	1	2
Structured finance	3	8
Total Insurance segment loss expense (benefit)	$4	$9

Employee Compensation and Benefit Expenses and Other Operating Expenses

The increase in first quarter 2024 compared with first quarter 2023 was primarily attributable to an increase in headcount and employee time allocations to the insurance segment.

Asset Management Segment Results

Asset Management Segment Results

	First Quarter
	2024	2023
	(in millions)
Segment revenues	$1	$41
Segment expenses	—	42
Equity in earnings (losses) of investees	1	—
Segment adjusted operating income (loss) before income taxes	2	(1)
Less: Provision (benefit) for income taxes	1	—
Segment adjusted operating income (loss)	$1	$(1)

Results in the table above represent (i) asset management and performance fees, amortization of intangible assets and compensation and other operating expenses of AssuredIM in first quarter 2023, (ii) equity in earnings of Sound Point of $4 million in first quarter 2024 (Sound Point results are reported on a one quarter lag), net of the amortization of finite-lived intangible assets associated with the basis difference in Sound Point, (iii) an impairment loss of $3 million of a smaller financial services advisory firm with a carrying value of $4 million and (iv) other asset management related income.

Corporate Division Results

Corporate Division Results

	First Quarter
	2024	2023
	(in millions)
Revenues	$5	$2
Expenses
Interest expense	25	23
Employee compensation and benefit expenses	10	9
Other operating expenses	12	16
Total expenses	47	48
Adjusted operating income (loss) before income taxes	(42)	(46)
Less: Provision (benefit) for income taxes	(5)	(2)
Adjusted operating income (loss)	$(37)	$(44)

Corporate division interest expense primarily relates to debt issued by the U.S. Holding Companies, and also includes intersegment interest expense. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies, Intercompany Loans Payable,” for additional information.

Corporate division employee compensation and benefits expenses are an allocation of expenses based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance including Board of Director expenses, legal fees and other direct or allocated expenses. The decrease in operating expenses in first quarter 2024 was primarily due to expenses related to the Sound Point Transaction and higher charge for value added taxes in first quarter 2023, partially offset by increases in premises related expenses.

Other (Effect of Consolidating FG VIEs and CIVs)

    The effect of consolidating FG VIEs and CIVs, intersegment eliminations and reclassifications of reimbursable fund expenses to revenue are presented in “other.” See Item 1, Financial Statements, Note 2, Segment Information.

The types of entities the Company consolidates when it is deemed to be the primary beneficiary primarily include: (i) entities whose debt obligations the insurance subsidiaries insure; (ii) Puerto Rico Trusts; and (iii) investment vehicles such as (a) Sound Point funds and (b) prior to July 1, 2023, AHP funds, collateralized financing entities and CLO warehouses. The Company eliminates the effects of intercompany transactions between its FG VIEs and CIVs and its insurance and asset management subsidiaries, as well as intercompany transactions between CIVs.

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

The table below reflects the effect of consolidating FG VIEs and CIVs on the condensed consolidated statements of operations. The amounts represent: (i) the revenues and expenses of the FG VIEs and the CIVs and (ii) the consolidation adjustments and eliminations between consolidated FG VIEs or CIVs and the operating and investment subsidiaries.

Effect of Consolidating FG VIEs and CIVs on the Condensed Consolidated Statements of Operations
Increase (Decrease)

	First Quarter
	2024	2023
Effect on Financial Statement Line Item	(in millions)
Fair value gains (losses) on FG VIEs (1)	$(3)	$(5)
Fair value gains (losses) on CIVs	22	58
Equity in earnings (losses) of investees (2)	(17)	(28)
Other (3)	2	(14)
Effect on income before tax	4	11
Less: Tax provision (benefit)	—	(1)
Effect on net income (loss)	4	12
Less: Effect on noncontrolling interests (4)	4	16
Effect on net income (loss) attributable to AGL	$—	$(4)

By Type of VIE
FG VIEs	$(1)	$(2)
CIVs	1	(2)
Effect on net income (loss) attributable to AGL	$—	$(4)
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
(3)    Includes net earned premiums, net investment income, asset management fees for first quarter 2023, foreign exchange gains (losses) on remeasurement, other income (loss), loss and LAE (benefit) and other operating expenses.
(4)     Represents the proportion of consolidated funds managed by Sound Point and prior to July 1, 2023, AssuredIM funds’ income that is not attributable to AGAS’ or any other subsidiaries’ ownership interest.

Reconciliation to GAAP

Reconciliation of Net Income (Loss) Attributable to AGL
to Adjusted Operating Income (Loss)

	First Quarter
	2024	2023
	(in millions)
Net income (loss) attributable to AGL	$109	$81
Less pre-tax adjustments:
Realized gains (losses) on investments	8	(2)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	10	13
Fair value gains (losses) on CCS	(10)	(16)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(12)	20
Total pre-tax adjustments	(4)	15
Less tax effect on pre-tax adjustments	—	(2)
Adjusted operating income (loss)	$113	$68

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $0 and $(1)) included in adjusted operating income	$—	$(4)

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	First Quarter
	2024	2023
	(in millions)
Gross realized gains on sales of available-for-sale securities	$1	$12
Gross realized losses on sales of available-for-sale securities	(3)	(9)
Change in allowance for credit losses and intent to sell	10	(5)
Net realized investment gains (losses)	$8	$(2)

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

During first quarter 2024 non-credit impairment-related unrealized fair value gains were generated primarily as a result of the termination of certain structured finance policies. During first quarter 2023, non-credit impairment-related unrealized fair value gains were generated primarily as a result of the increased cost to buy protection on AGC.

Fair Value Gains (Losses) on CCS

    Fair value losses on CCS in first quarter 2024 and first quarter 2023 were primarily due to a tightening in market spreads. Fair value gains (losses) of CCS are heavily affected by, and in part fluctuate with, changes in market spreads and interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

Foreign Exchange Gain (Loss) on Remeasurement

    Foreign exchange gains and losses in all periods primarily relate to remeasurement of long-dated premiums receivable, for which the Company records the present value of future installment premiums, and are mainly due to changes in the exchange rate of the pound sterling and, to a lesser extent, the euro relative to the U.S. dollar. Approximately 68% and 70% of gross premiums receivable, net of commissions payable as of March 31, 2024 and December 31, 2023, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro. Premiums on European infrastructure and structured finance transactions typically are paid, in whole or in part, on an installment basis, whereas premiums on U.S. public finance transactions are often paid upfront.
The following table presents the foreign exchange rates as of the balance sheet dates.

Foreign Exchange Rates
U.S. Dollar Per Foreign Currency

	As of March 31, 2024	As of December 31, 2023	As of March 31, 2023	As of December 31, 2022
Pound sterling	$1.262	$1.273	$1.234	$1.208
Euro	$1.079	$1.104	$1.084	$1.071

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

5)    The tax effects related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

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

4)     The tax effects related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

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

4)     The tax effects related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

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

	As of March 31, 2024		As of December 31, 2023
	Total	Per Share	Total	Per Share
	(dollars in millions, except share amounts)
Shareholders’ equity attributable to AGL	$5,629	$102.19	$5,713	$101.63
Less pre-tax adjustments:
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	44	0.79	34	0.61
Fair value gains (losses) on CCS	3	0.05	13	0.22
Unrealized gain (loss) on investment portfolio	(393)	(7.13)	(361)	(6.40)
Less taxes	43	0.79	37	0.66
Adjusted operating shareholders’ equity	5,932	107.69	5,990	106.54
Pre-tax adjustments:
Less: Deferred acquisition costs	164	2.99	161	2.87
Plus: Net present value of estimated net future revenue	191	3.47	199	3.54
Plus: Net deferred premium revenue on financial guaranty contracts in excess of expected loss to be expensed	3,393	61.61	3,436	61.12
Plus taxes	(687)	(12.47)	(699)	(12.41)
Adjusted book value	$8,665	$157.31	8,765	155.92

Gain (loss) related to FG VIE and CIV consolidation included in:
Adjusted operating shareholders’ equity (net of tax provision (benefit) of $1 and $1)	$3	$0.06	$5	$0.07
Adjusted book value (net of tax provision (benefit) of $(1) and $0)	(3)	(0.05)	—	—

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

Reconciliation of GWP to PVP

	First Quarter 2024					First Quarter 2023
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$44	$2	$13	$2	$61	$22	$36	$28	$—	$86
Less: Installment GWP and other GAAP adjustments (1)	12	2	12	2	28	8	33	28	—	69
Upfront GWP	32	—	1	—	33	14	3	—	—	17
Plus: Installment premiums and other (2)	11	1	14	4	30	8	27	27	33	95
PVP	$43	$1	$15	$4	$63	$22	$30	$27	$33	$112
___________________
(1)    Includes the present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions and other GAAP adjustments.
(2)    Includes the present value of future premiums and fees on new business paid in installments, discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, other than certain fixed-maturity securities such as Loss Mitigation Securities. First quarter 2023 also includes the present value of future premiums and fees associated with other guaranties written by the Company that, under GAAP, are accounted for under Accounting Standards Codification (ASC) 460, Guarantees.

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

Financial Guaranty Portfolio
Net Par Outstanding by Sector

	As of March 31, 2024	As of December 31, 2023
Sector	(dollars in millions)
Public finance:
U.S. public finance:
General obligation	$74,884	$74,609
Tax backed	32,866	33,060
Municipal utilities	28,657	29,300
Transportation	22,393	22,052
Healthcare	12,532	12,604
Infrastructure finance	8,737	8,796
Higher education	7,225	7,250
Housing revenue	1,152	1,152
Investor-owned utilities	328	329
Renewable energy	167	167
Other public finance	954	970
Total U.S. public finance	189,895	190,289
Non-U.S public finance:
Regulated utilities	20,427	20,545
Infrastructure finance	15,028	15,430
Sovereign and sub-sovereign	9,658	9,869
Renewable energy	2,005	2,030
Pooled infrastructure	1,119	1,133
Total non-U.S. public finance	48,237	49,007
Total public finance	238,132	239,296
Structured finance:
U.S. structured finance:
Insurance securitizations	4,557	4,379
RMBS	1,684	1,774
Pooled corporate obligations	565	631
Financial products	469	464
Consumer receivables	287	314
Subscription finance facilities	225	178
Other structured finance	856	892
Total U.S. structured finance	8,643	8,632
Non-U.S. structured finance:
Subscription finance facilities	612	444
Pooled corporate obligations	412	425
RMBS	242	252
Other structured finance	103	104
Total non-U.S. structured finance	1,369	1,225
Total structured finance	10,012	9,857
Total net par outstanding	$248,144	$249,153

Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company’s obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer and internally rates the transaction the higher of the rating of the underlying obligation and the rating of the primary financial guarantor. The second-to-pay insured par outstanding as of March 31, 2024 and December 31, 2023 was $4.2 billion and $4.3 billion, respectively.

Exposure to Puerto Rico

The following tables present information in respect of the Puerto Rico exposures to supplement the disclosures and discussions provided in “—Liquidity and Capital Resources—Insurance Subsidiaries, Financial Guaranty Policies” below and Item 1, Financial Statements, Note 3, Outstanding Exposure.

Exposure to Puerto Rico by Company
As of March 31, 2024

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$377	$67	$180	$—	$624	$633
Total Defaulted	377	67	180	—	624	633
Resolved Puerto Rico Exposures (2)
Puerto Rico Highways and Transportation Authority (PRHTA) (Transportation revenue)	12	130	74	(12)	204	204
PRHTA (Highway revenue)	21	2	1	—	24	24
Total Resolved	33	132	75	(12)	228	228
Non-Defaulting Puerto Rico Exposures (3)
Municipal Finance Agency (MFA)	84	6	18	—	108	114
Puerto Rico Aqueduct and Sewer Authority (PRASA) and University of Puerto Rico (U of PR)	—	1	—	—	1	1
Total Non-Defaulting	84	7	18	—	109	115
Total exposure to Puerto Rico	$494	$206	$273	$(12)	$961	$976
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

Amortization Schedule of Net Par of Puerto Rico
As of March 31, 2024

	Scheduled Net Par Amortization
	2024 (2Q)	2024 (3Q)	2024 (4Q)	2025	2026	2027	2028	2029 - 2033	2034 - 2038	2039 - 2041	Total
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$—	$93	$—	$68	$105	$105	$68	$176	$9	$—	$624
Total Defaulted	—	93	—	68	105	105	68	176	9	—	624
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue)	—	—	—	—	—	—	—	—	107	97	204
PRHTA (Highway revenue)	—	—	—	—	—	—	—	8	16	—	24
Total Resolved	—	—	—	—	—	—	—	8	123	97	228
Non-Defaulting Puerto Rico Exposures
MFA	—	16	—	16	35	15	13	13	—	—	108
PRASA and U of PR	—	1	—	—	—	—	—	—	—	—	1
Total Non-Defaulting	—	17	—	16	35	15	13	13	—	—	109

Total	$—	$110	$—	$84	$140	$120	$81	$197	$132	$97	$961

Amortization Schedule of Net Debt Service of Puerto Rico
As of March 31, 2024

	Scheduled Net Debt Service Amortization
	2024 (2Q)	2024 (3Q)	2024 (4Q)	2025	2026	2027	2028	2029 - 2033	2034 - 2038	2039 - 2041	Total
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$3	$105	$3	$92	$126	$122	$80	$199	$9	$—	$739
Total Defaulted	3	105	3	92	126	122	80	199	9	—	739
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue)	—	5	—	11	11	11	11	53	143	106	351
PRHTA (Highway revenue)	—	1	—	1	1	1	1	15	18	—	38
Total Resolved	—	6	—	12	12	12	12	68	161	106	389
Non-Defaulting Puerto Rico Exposures
MFA	—	19	—	20	39	17	14	14	—	—	123
PRASA and U of PR	—	1	—	—	—	—	—	—	—	—	1
Total Non-Defaulting	—	20	—	20	39	17	14	14	—	—	124

Total	$3	$131	$3	$124	$177	$151	$106	$281	$170	$106	$1,252

In the fourth quarter of 2023, all of the Toll Bonds in the Puerto Rico Trusts were called, resulting in cash proceeds of $154 million. Such cash proceeds comprised the vast majority of the assets in the Puerto Rico Trusts as of December 31, 2023. In January 2024, such proceeds were used to pay down a portion of the liabilities of the Puerto Rico Trusts. The remaining liabilities of the Puerto Rico Trusts will be paid by the U.S. Insurance Subsidiaries under their financial guaranty policies and are no longer dependent on the credit of PRHTA.

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

Long-Term Debt Obligations

The Company has outstanding long-term debt issued by the U.S. Holding Companies. See Part II, Item 8, Financial Statements and Supplementary Data, Note 12, Long-Term Debt and Credit Facilities, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and — Guarantor and U.S. Holding Companies' Summarized Financial Information, below.

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of March 31, 2024	As of December 31, 2023
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
6.125% Senior Notes	6.125%	2028	$350	$350
3.15% Senior Notes	3.15%	2031	500	500
7% Senior Notes	6.40%	2034	200	200
3.6% Senior Notes	3.60%	2051	400	400
Series A Enhanced Junior Subordinated Debentures	3 month CME Term SOFR +2.64%	2066	150	150
AGUS long-term debt			1,600	1,600
AGUS - intercompany loans from:
AGC and AGM	3.50%	2029	250	250
AGRO	5.00%	2028	20	20
AGUS intercompany loans			270	270
Total AGUS long-term debt and intercompany loans			1,870	1,870
AGMH
Junior Subordinated Debentures (1)	6.40%	2066	300	300
Total AGMH long-term debt			300	300
AGMH’s long-term debt purchased by AGUS (2)			(154)	(154)
U.S. Holding Company long-term debt			$2,016	$2,016
____________________
(1)    If the AGMH Junior Subordinated Debentures are outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at One-Month Chicago Mercantile Exchange (CME) Term Secured Overnight Finance Rate (SOFR) plus 2.33%.
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

For more information, see the Company’s 2023 Annual Report on Form 10-K, Part II, Item 8. Financial Statements and Supplementary Data, Note 12, Long-Term Debt and Credit Facilities.

Guarantor and U.S. Holding Companies’ Summarized Financial Information

AGL fully and unconditionally guarantees the payment of the principal of, and interest on, the $1,450 million aggregate principal amount of notes issued by the U.S. Holding Companies, the $450 million aggregate principal amount of junior subordinated debentures issued by the U.S. Holding Companies, and the intercompany loans. The following tables include summarized financial information for AGL and the U.S. Holding Companies, excluding their investments in subsidiaries.

	As of March 31, 2024
	AGL	U.S. Holding Companies
	(in millions)
Assets
Fixed-maturity securities (1)	$17	$3
Investment in Sound Point	—	417
Short-term investments, other invested assets and cash	55	239
Receivables from affiliates (2)	55	3
Receivable from U.S. Holding Companies	95	—
Other assets	1	47
Liabilities
Long-term debt	—	1,695
Loans payable to affiliates	—	270
Payable to affiliates (2)	26	22
Payable to AGL	—	95
Other liabilities	8	88
____________________
(1)    As of March 31, 2024, weighted average durations of AGL’s and the U.S. Holding Companies’ fixed-maturity securities (excluding AGUS’s investment in AGMH’s debt) were 9.5 years and 4.1 years, respectively.
(2)    Represents receivable and payables with non-guarantor subsidiaries.

	First Quarter 2024
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$1	$3
Expenses
Interest expense	—	25
Other expenses	13	5
Income (loss) before provision for income taxes and equity in earnings (losses) of investees	(12)	(27)
Net income (loss)	(12)	(22)

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Selected Cash Flow Items

	First Quarter 2024
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from subsidiaries (1)	$192	$83
Distributions from equity method investees (2)	—	10
Interest paid	—	(22)
Investments in subsidiaries	—	(5)
Dividends paid to AGL	—	(145)
Dividends paid	(19)	—
Repurchases of common shares (3)	(129)	—
____________________
(1)    AGL’s dividends include dividends from AGUS.
(2)    Represents distributions from Sound Point.
(3)    See Item 1, Financial Statements, Note 12, Shareholders’ Equity, for additional information about share repurchases and authorizations.

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

For more information, see also Part II, Item 8. Financial Statements and Supplementary Data, Note 12, Long-Term Debt and Credit Facilities, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

    Management believes that the insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios. The Company generally targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. As of March 31, 2024, the Company intended to hold and had the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

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

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. For example, the Company made substantial claim payments in 2022 in connection with the resolution of certain Puerto Rico credits. The Company is continuing its efforts to resolve the one remaining unresolved Puerto Rico insured exposure that is in payment default, PREPA. The Company had $624 million in insured net par outstanding of PREPA obligations as of March 31, 2024. For more information, see Item 1, Financial Statements, Note 3, Outstanding Exposure, and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.
The terms of the Company’s credit default swaps (CDS) contracts generally are modified from standard CDS contract forms approved by International Swaps and Derivatives Association, Inc. such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for its financial guaranty insurance contracts. The documentation for certain CDS were negotiated to require the Company to also pay if the obligor becomes bankrupt or if the reference obligation were restructured. Furthermore, some CDS documentation requires the Company to make a payment due to an event that is unrelated to the performance of the obligation referenced in the credit derivative. If events of default or termination events specified in the credit derivative documentation were to occur, the Company may be required to make a cash termination payment to its swap counterparty upon such termination. Any such payment would probably occur prior to the maturity of the reference obligation and be in an amount larger than the amount due for that period on a “pay-as-you-go” basis.

Distributions From Insurance Subsidiaries to Holding Companies

    The Company anticipates that, for the next twelve months, amounts paid by AGL’s direct and indirect insurance subsidiaries as dividends or other distributions will be a major source of the holding companies’ liquidity. The insurance subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, other potential uses for such funds and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. For more information, see Part II, Item 8, Financial Statements and Supplementary Data, Note 15, Insurance Company Regulatory Requirements, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a complete discussion of the Company’s dividend restrictions applicable to AGC, AGM, AG Re and AGRO.

    Dividend restrictions by insurance subsidiary are as follows:

•The maximum amount available during 2024 for AGM (a subsidiary of AGMH) to distribute as dividends without regulatory approval is approximately $267 million of which approximately $2 million is available for distribution in the second quarter of 2024.

•The maximum amount available during 2024 for AGC (a subsidiary of AGUS) to distribute as ordinary dividends is approximately $117 million of which approximately $24 million is available for distribution in the second quarter of 2024.

•Based on the applicable law and regulations, in 2024 AG Re (a subsidiary of AGL) paid dividends of $47 million in the first three months of the year and has the capacity to (i) make capital distributions in an aggregate amount up to $129 million without the prior approval of the Bermuda Monetary Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $226 million as of March 31, 2024. Such dividend capacity is further limited by (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $97 million as of March 31, 2024, and (ii) the amount of statutory surplus, which as of March 31, 2024 was $20 million.

Distributions From Insurance Company Subsidiaries
to Holding Companies

	First Quarter
	2024	2023
	(in millions)
Dividends paid by AG Re to AGL	$47	$—
Dividends paid by AGC to AGUS	35	20
Dividends paid by AGM to AGMH	47	40

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

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to: support the highest possible ratings for each operating company, manage investment risk within the context of the underlying portfolio of insurance risk, maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and maximize after-tax net investment income. Approximately 61% of the total investment portfolio is managed by external parties. In accordance with the Company’s investment guidelines, each of the three external investment managers is required to maintain the Company’s investment portfolio with an overall credit quality rated at a minimum of A+/A1/A+ by S&P/Moody’s/Fitch Inc., respectively.

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

Investment Portfolio
Carrying Value

	As of
	March 31, 2024	December 31, 2023
	(in millions)
Fixed-maturity securities, available-for-sale	$6,091	$6,307
Fixed-maturity securities, trading (1)	272	318
Short-term investments	1,649	1,661
Other invested assets (2)	875	829
Total	$8,887	$9,115
____________________
(1)    Represents CVIs received under the 2022 Puerto Rico Resolutions, which are not rated.
(2)    Excludes investments in three Sound Point funds that are consolidated. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

The Company’s available-for-sale fixed-maturity securities had a duration of 4.0 years and 3.9 years as of March 31, 2024 and December 31, 2023, respectively.

Available-for-Sale and Trading Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s available-for-sale fixed-maturity securities as of March 31, 2024 and December 31, 2023. Ratings generally reflect the lower of Moody’s and S&P classifications, except for (i) Loss Mitigation Securities, which use Assured Guaranty’s internal ratings classifications or (ii) Puerto Rico securities received under the 2022 Puerto Rico Resolutions, which are not rated.

 Distribution of Available-for-Sale Fixed-Maturity Securities by Rating

	As of
Rating	March 31, 2024	December 31, 2023
AAA	13.9%	13.3%
AA	38.5	38.2
A	26.1	27.6
BBB	12.0	11.7
BIG (1)	8.2	7.8
Not rated	1.3	1.4
Total	100.0%	100.0%
____________________
(1)Includes primarily Loss Mitigation Securities. See Item 1, Financial Statements, Note 7, Investments, for additional information.

Other Investments

Other invested assets, which are generally less liquid than fixed-maturity securities primarily consist of the investment in Sound Point and alternative investments across a variety of strategies.

The Insurance segment reports the Company’s percentage ownership of Sound Point funds and AHP funds as equity method investments with changes in net asset value (NAV) included in the Insurance segment adjusted operating income. As of March 31, 2024 and December 31, 2023, three of the funds in which the Company invests are consolidated and the remaining are accounted as equity method investments in the Company’s consolidated financial statements. See “— Commitments” below.

Investment in Assets Managers and Alternative Investments by Strategy
As of March 31, 2024

	Investments	Consolidation Adjustments (1)	Consolidated
	(in millions)
Sound Point (1)	$417	$—	$417
Alternative investments:
CLOs (2)	329	(233)	96
Healthcare	137	—	137
Asset-based/specialty finance	175	(80)	95
Middle market direct lending	28	—	28
Other	134	—	134
Total (3)	$1,220	$(313)	$907
____________________
(1)    Certain CLO and asset-based funds are CIVs. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.
(2)     Represents primarily investments in the equity of U.S. and European CLOs.
(3)    Includes $32 million in alternative investments reported in fixed-maturity securities, available-for-sale, on the condensed consolidated balance sheets.

Investment in Assets Managers and Alternative Investments by Strategy
As of December 31, 2023

	Investments	Consolidation Adjustments (1)	Consolidated
	(in millions)
Sound Point (1)	$429	$—	$429
Alternative investments:
CLOs (2)	315	(223)	92
Healthcare	102	—	102
Asset-based/specialty finance	166	(82)	84
Middle market direct lending	26	—	26
Other	130	—	130
Total (3)	$1,168	$(305)	$863
____________________
(1)    Certain CLO and asset-based funds are CIVs. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.
(2)     Represents primarily investments in the equity of U.S. and European CLOs.
(3)    Includes $34 million in alternative investments reported in fixed-maturity securities, available-for-sale, on the condensed consolidated balance sheets.

Change in Fair Value of Alternative Investments by Strategy
First Quarter 2024

	Investments	Consolidation Adjustments (1)	Consolidated
	(in millions)
Sound Point	$4	$—	$4
CLOs	21	(15)	6
Healthcare	4	—	4
Asset-based/specialty finance	4	(2)	2
Middle market direct lending	4	—	4
Other	6	—	6
Total	$43	$(17)	$26
____________________
(1)    Certain CLO and asset-based funds are CIVs. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Change in Fair Value of Alternative Investments by Strategy
First Quarter 2023

	Investments	Consolidation Adjustments (1)	Consolidated
	(in millions)
CLOs	$19	$(19)	$—
Healthcare	8	(8)	—
Asset-based	1	(1)	—
Other	2	—	2
Total	$30	$(28)	$2
____________________
(1)    Certain CLO and asset-based funds are CIVs. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Beginning in third quarter 2023, the Company records an equity method investment in Sound Point pursuant to the Sound Point Transaction described in Item 1, Financial Statements, Note 1, Business and Basis of Presentation.

Commitments

Upon closing of the Sound Point Transaction and the AHP Transaction in July, the Company has agreed to invest $1.5 billion in alternative investments, including the $1 billion in Sound Point managed investments, subject to regulatory approval, which includes $803 million of invested capital (at fair value) and $743 million in unfunded commitments. See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for a description of the Sound Point Transaction.

Of the $1.5 billion mentioned above, the U.S. Insurance Subsidiaries through their jointly owned investment subsidiary, AGAS, are authorized to invest up to $750 million plus previously distributed gains of $162 million for a total of $912 million as of March 31, 2024. As of March 31, 2024, AGAS commitments to Sound Point and AHP funds were $772 million (of which $574 million was funded with a NAV of $632 million). This capital was committed to several funds, each dedicated to a single strategy, including CLOs, asset-based/special finance and healthcare structured capital. As of March 31, 2024, three of the eight funds in which AGAS invests are accounted for as CIVs.

Restricted Assets

    Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted, totaled $143 million as of March 31, 2024 and $234 million December 31, 2023. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or are otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements with a fair value of $1,144 million and $1,154 million as of March 31, 2024 and December 31, 2023, respectively.

Lease Obligations

The Company has entered into several lease agreements for office space in Bermuda; New York; San Francisco; Asheville, North Carolina; London; Paris; and other locations with various lease terms. See Part II, Item 8, Financial Statements and Supplementary Data, Note 17, Leases, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for a table of minimum lease obligations and other lease commitments.

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

•CIVs. The primary sources and uses of cash in the CIVs are using capital to make investments, generating cash income from investments, paying expenses, distributing cash flow to investors and borrowing funds to finance investments. The assets and liabilities of the Company’s CIVs are held within separate legal entities. The assets of the CIVs are not available to creditors of the Company, other than creditors of the applicable CIVs. In addition, creditors of the CIVs have no recourse against the assets of the Company, other than the assets of such applicable CIVs. Liquidity available at the Company’s CIVs is not available for corporate liquidity needs, except to the extent of the Company’s investment in the funds, subject to redemption provisions.

See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for additional information.

Condensed Consolidated Cash Flows

    The summarized condensed consolidated statements of cash flows in the table below present the cash flow effect for the aggregate of the Insurance and Asset Management businesses and holding companies, separately from the aggregate effect of consolidating FG VIEs and CIVs. In the third quarter of 2023, as a result of the Sound Point Transaction and AHP Transaction, the Company deconsolidated all CLOs and CLO warehouses and certain funds. As a result, beginning July 1, 2023, the Company’s cash flow statements will no longer include all the operating, investing and financing cash flow activity of the deconsolidated CIVs. See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for additional information.

Summarized Condensed Consolidated Cash Flows

	First Quarter
	2024	2023
	(in millions)
Net cash flows provided by (used in) operating activities, excluding FG VIEs and CIVs operating cash flows	$(62)	$(34)
FG VIEs and CIVs operating cash flows	(12)	346
Net cash flows provided by (used in) operating activities	(74)	312

Net cash flows provided by (used in) investing activities, excluding FG VIEs and CIVs investing cash flows	257	102
FG VIEs and CIVs investing cash flows	(4)	(196)
Net cash flows provided by (used in) investing activities	253	(94)

Net cash flows provided by (used in) financing activities, excluding FG VIEs and CIVs financing cash flows
Dividends paid	(19)	(18)
Repurchases of common shares	(129)	(2)
Other	(28)	(15)
FG VIEs and CIVs financing cash flows	(151)	(261)
Net cash flows provided by (used in) financing activities (1)	(327)	(296)

Effect of exchange rate changes	(1)	1
Increase (decrease) in cash and cash equivalents and restricted cash	(149)	(77)
Cash and cash equivalents and restricted cash at beginning of period	286	207
Cash and cash equivalents and restricted cash at the end of the period	$137	$130
____________________
(1)     Claims paid on consolidated FG VIEs are presented in the condensed consolidated statements of cash flows as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

    Cash flows from operations, excluding FG VIEs and CIVs, were an outflow of $62 million in first quarter 2024 and an outflow of $34 million in first quarter 2023. The increase in cash outflows, other than those of the FG VIEs and CIVs, during first quarter 2024 was primarily due to a $48 million increase in net claim payments. Cash flows from operations attributable to FG VIEs and CIVs were outflows in first quarter 2024 and inflows in first quarter 2023. Cash flow form operations in first quarter 2023 included the operating activities of the CLOs and CLO warehouses in the first half of 2023 prior to the Sound Point Transaction. The condensed consolidated statements of cash flows present the investing activities of the consolidated Sound Point funds, which were formerly known as AssuredIM funds, and CLOs as cash flows from operations.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments and paydowns on and sales of FG VIEs’ assets. The increase in investing cash inflows in first quarter 2024 compared with the first quarter 2023 was mainly attributable to net purchases of short-term and fixed-maturity securities in the first quarter 2023 and lower net sales of fixed-maturity securities in first quarter 2024, partially offset by higher sales of trading securities in first quarter 2024. In the first quarter 2024, investing inflows were used to fund claim payments and share repurchases. See Item 1, Financial Statements, Condensed Consolidated Statements of Cash Flows, and Note 3, Outstanding Exposure, for additional information.

Financing activities primarily consist of (i) AGL share repurchases and dividends, (ii) paydowns of FG VIEs’ liabilities, and (iii) until July 1, 2023, CLO issuances and CLO warehouse financing activities. The CIVs’ financing cash flows mainly included repayments of CLO warehouse financing debt and distributions from noncontrolling interests to CIVs. First quarter 2024 FG VIE financing cash flows included the par paydown of Puerto Rico Trust liabilities of $144 million. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

From April 1, 2024 through May 7, 2024, the Company repurchased an additional 750,280 of common shares. As of May 7, 2024, the Company was authorized to purchase $414 million of its common shares. For more information about the Company’s share repurchases and authorizations, see Item 1, Financial Statements, Note 12, Shareholders’ Equity.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes to the market risks to which the Company is exposed since December 31, 2023.

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

Management of the Company, with the participation of its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024. Based on their evaluation as of March 31, 2024 covered by this Form 10-Q, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

    There were no changes in the Company’s internal control over financial reporting during first quarter 2024 which were identified in connection with the evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

    The Company is subject to legal proceedings and claims, as described in Part I, Item 1, Financial Statements, Note 11, Commitments and Contingencies – Legal Proceedings, the “PREPA” and “Puerto Rico Litigation” sections of Note 3, Outstanding Exposure, and the “Recovery Litigation and Dispute Resolution” section of Note 4, Expected Loss to be Paid (Recovered), each contained in this Form 10-Q and incorporated by reference herein. For additional information see the “Legal Proceedings” and “Litigation” sections of Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Commitments and Contingencies, the “Recovery Litigation” section of Note 4, Expected Loss to be Paid (Recovered), and the “Puerto Rico Litigation” section of Note 3, Outstanding Exposure, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 1A.RISK FACTORS

    See the risk factors set forth in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during first quarter 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (3)
January 1 - January 31	502,141	$77.30	502,141	$265,274,588
February 1 - February 29	834,355	$84.01	499,010	$223,738,173
March 1 - March 31	538,464	$91.15	538,127	$174,686,778
Total	1,874,960	$84.26	1,539,278
____________________
(1)    The total number of shares purchased also includes shares purchased as a result of employees surrendering shares as payment for withholding taxes upon vesting of share awards.
(2)    After giving effect to repurchases since the Board first authorized the repurchase program on January 18, 2013, through May 7, 2024, the Company has repurchased a total of 146 million common shares for approximately $5.1 billion, excluding commissions, at an average price of $34.50 per share. On May 2, 2024, the Company announced that the Board of Directors had authorized an additional $300 million of share repurchases. As of May 7, 2024, the remaining authorization the Company was authorized to purchase was $414 million of its common shares, on a settlement basis. The repurchase program has no expiration date and the Board has previously increased the authorization periodically.
(3)     Excludes commissions and excise taxes.

ITEM 5.    OTHER MATTERS

10b5-1 Trading Plans

During first quarter 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6.EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Document
10.1	2024 Form of Executive TSR Performance Based Restricted Share Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.2	2024 Form of Executive ABV Performance Based Restricted Share Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.3	2024 Form of Executive Restricted Share Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.4	2024 Form of Executive Non-Equity Incentive Award Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.5	Form of Restricted Share Agreement for Non-Executive Directors under the Assured Guaranty Ltd. 2024 Long-Term Incentive Plan, as in effect for awards commencing in 2024*
10.6	Assured Guaranty Ltd. 2024 Long-Term Incentive Plan*
10.7	Director Compensation Summary*
22.0	Subsidiary Companies and Issuers of Guaranteed Securities
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1	The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated May 8, 2024	By:	/s/ BENJAMIN G. ROSENBLUM

Benjamin G. Rosenblum Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)