Form 10-Q
period 2024-06-30
ASSURED GUARANTY LTD
filed 2024-08-08
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of August 6, 2024 was 52,635,580 (includes 21,413 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions except share data)

	As of
	June 30, 2024	December 31, 2023
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $69 and $77 (amortized cost of $6,478 and $6,746)	$6,006	$6,307
Fixed-maturity securities, trading, at fair value	221	318
Short-term investments, at fair value	1,717	1,661
Other invested assets (includes $4 and $3, at fair value)	882	829
Total investments	8,826	9,115
Cash	92	97
Premiums receivable, net of commissions payable	1,472	1,468
Deferred acquisition costs	169	161
Salvage and subrogation recoverable	293	298
Financial guaranty variable interest entities’ assets (includes $160 and $174, at fair value)	160	328
Assets of consolidated investment vehicles (includes $357 and $331, at fair value)	378	366
Other assets (includes $125 and $123, at fair value)	698	706
Total assets	$12,088	$12,539
Liabilities
Unearned premium reserve	$3,662	$3,658
Loss and loss adjustment expense reserve	294	376
Long-term debt	1,696	1,694
Credit derivative liabilities, at fair value	38	53
Financial guaranty variable interest entities’ liabilities, at fair value (with recourse $383 and $543, without recourse $10 and $11)	393	554
Other liabilities	410	439
Total liabilities	6,493	6,774
Commitments and contingencies (Notes 3, 7 and 11)
Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 53,185,707 and 56,217,305 shares issued and outstanding)	1	1
Retained earnings	5,929	6,070
Accumulated other comprehensive income (loss), net of tax of $(75) and $(67)	(392)	(359)
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	5,539	5,713
Nonredeemable noncontrolling interests (Note 8)	56	52
Total shareholders’ equity	5,595	5,765
Total liabilities and shareholders’ equity	$12,088	$12,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Net earned premiums	$84	$85	$203	$166
Net investment income	81	89	165	170
Asset management fees	—	27	—	53
Net realized investment gains (losses)	(6)	(9)	2	(11)
Fair value gains (losses) on credit derivatives	6	91	16	106
Fair value gains (losses) on committed capital securities	1	1	(9)	(15)
Fair value gains (losses) on financial guaranty variable interest entities	(1)	(3)	(4)	(8)
Fair value gains (losses) on consolidated investment vehicles	11	6	33	64
Foreign exchange gains (losses) on remeasurement	—	28	(12)	48
Fair value gains (losses) on trading securities	17	40	43	38
Other income (loss)	9	5	10	32
Total revenues	202	360	447	643
Expenses
Loss and loss adjustment expenses (benefit)	(2)	55	(3)	59
Interest expense	23	22	46	43
Amortization of deferred acquisition costs	3	3	9	6
Employee compensation and benefit expenses	48	70	106	152
Other operating expenses	41	71	80	126
Total expenses	113	221	238	386
Income (loss) before income taxes and equity in earnings (losses) of investees	89	139	209	257
Equity in earnings (losses) of investees	5	5	29	7
Income (loss) before income taxes	94	144	238	264
Less: Provision (benefit) for income taxes	13	18	44	41
Net income (loss)	81	126	194	223
Less: Noncontrolling interests	3	1	7	17
Net income (loss) attributable to Assured Guaranty Ltd.	$78	$125	$187	$206

Earnings per share:
Basic	$1.43	$2.09	$3.38	$3.46
Diluted	$1.41	$2.06	$3.31	$3.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$81	$126	$194	$223
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $(4), $(6), $(9), and $8	(12)	(30)	(41)	59
Investments with credit impairment, net of tax provision (benefit) of $1, $(3), $1 and $(2)	7	(10)	8	(5)
Change in net unrealized gains (losses) on investments	(5)	(40)	(33)	54
Change in instrument-specific credit risk on financial guaranty variable interest entities’ liabilities with recourse, net of tax provision (benefit)	1	2	—	1
Other, net of tax provision (benefit)	(1)	—	—	2
Other comprehensive income (loss)	(5)	(38)	(33)	57
Comprehensive income (loss)	76	88	161	280
Less: Comprehensive income (loss) attributable to noncontrolling interests	3	1	7	17
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$73	$87	$154	$263

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Three Months Ended June 30, 2024

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of March 31, 2024	55,081,584	$1	$6,014	$(387)	$1	$5,629	$53	$5,682
Net income	—	—	78	—	—	78	3	81
Dividends ($0.31 per share)	—	—	(17)	—	—	(17)	—	(17)
Common shares repurchases	(1,928,328)	—	(154)	—	—	(154)	—	(154)
Share-based compensation	32,451	—	8	—	—	8	—	8
Distributions	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(5)	—	(5)	—	(5)
As of June 30, 2024	53,185,707	$1	$5,929	$(392)	$1	$5,539	$56	$5,595

For the Three Months Ended June 30, 2023

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of March 31, 2023	59,274,112	$1	$5,638	$(420)	$1	$5,220	$195	$5,415
Net income	—	—	125	—	—	125	1	126
Dividends ($0.28 per share)	—	—	(17)	—	—	(17)	—	(17)
Common shares repurchases	(453,942)	—	(24)	—	—	(24)	—	(24)
Share-based compensation	29,974	—	10	—	—	10	—	10
Reclassification to liabilities	—	—	—	—	—	—	(16)	(16)
Contributions	—	—	—	—	—	—	17	17
Distributions	—	—	—	—	—	—	(18)	(18)
Other comprehensive loss	—	—	—	(38)	—	(38)	—	(38)
As of June 30, 2023	58,850,144	$1	$5,732	$(458)	$1	$5,276	$179	$5,455

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Six Months Ended June 30, 2024

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of December 31, 2023	56,217,305	$1	$6,070	$(359)	$1	$5,713	$52	$5,765
Net income	—	—	187	—	—	187	7	194
Dividends ($0.62 per share)	—	—	(36)	—	—	(36)	—	(36)
Common shares repurchases	(3,467,606)	—	(285)	—	—	(285)	—	(285)
Share-based compensation	436,008	—	(7)	—	—	(7)	—	(7)
Distributions	—	—	—	—	—	—	(3)	(3)
Other comprehensive loss	—	—	—	(33)	—	(33)	—	(33)
As of June 30, 2024	53,185,707	$1	$5,929	$(392)	$1	$5,539	$56	$5,595

For the Six Months Ended June 30, 2023

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of December 31, 2022	59,013,040	$1	$5,577	$(515)	$1	$5,064	$228	$5,292
Net income	—	—	206	—	—	206	17	223
Dividends ($0.56 per share)	—	—	(35)	—	—	(35)	—	(35)
Common shares repurchases	(490,311)	—	(26)	—	—	(26)	—	(26)
Share-based compensation	327,415	—	10	—	—	10	—	10
Reclassification to liabilities	—	—	—	—	—	—	(16)	(16)
Contributions	—	—	—	—	—	—	20	20
Distributions	—	—	—	—	—	—	(70)	(70)
Other comprehensive income	—	—	—	57	—	57	—	57
As of June 30, 2023	58,850,144	$1	$5,732	$(458)	$1	$5,276	$179	$5,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (in millions)

	Six Months Ended June 30,
	2024	2023
Net cash flows provided by (used in) operating activities	$(16)	$436
Cash flows from investing activities:
Fixed-maturity securities, available-for-sale:
Purchases	(607)	(290)
Sales	488	694
Maturities and paydowns	402	298
Short-term investments with original maturities of over three months:
Purchases	(1)	(13)
Sales	—	4
Maturities and paydowns	3	15
Net sales (purchases) of short-term investments with original maturities of less than three months	(58)	(845)
Sales of fixed-maturity securities, trading	141	—
Paydowns of financial guaranty variable interest entities’ assets	12	14
Purchases of and contributions to other invested assets	(71)	(15)
Sales of and return of capital from other invested assets	33	11
Other	(2)	(1)
Net cash flows provided by (used in) investing activities	340	(128)
Cash flows from financing activities:
Dividends paid	(36)	(35)
Repurchases of common shares	(281)	(26)
Net paydowns of financial guaranty variable interest entities’ liabilities	(152)	(14)
Other	(28)	(15)
Cash flows from consolidated investment vehicles:
Repayment of collateralized loan obligations	—	(1)
Repayment of warehouse financing debt	—	(166)
Borrowing (payment) under credit facilities	—	(4)
Distributions to noncontrolling interests from consolidated investment vehicles	(3)	(72)
Net cash flows provided by (used in) financing activities	(500)	(333)
Effect of foreign exchange rate changes	(1)	2
Increase (decrease) in cash and cash equivalents and restricted cash	(177)	(23)
Cash and cash equivalents and restricted cash at beginning of period	286	207
Cash and cash equivalents and restricted cash at end of period	$109	$184

(continued on next page)

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited) - (Continued)

 (in millions)

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information
Income taxes paid (received)	$58	$2
Interest paid on long-term debt	45	41

Supplemental disclosure of non-cash activities:
Fixed-maturity securities, available-for-sale, received as salvage	$—	$1
Contributions from noncontrolling interests	—	20
Distributions to noncontrolling interests	—	20

	As of
	June 30, 2024	June 30, 2023
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash	$92	$114
Restricted cash (included in other assets)	2	1
Cash and cash equivalents of consolidated investment vehicles (See Note 8)	15	49
Cash (included in assets held for sale)	—	20
Cash and cash equivalents and restricted cash at the end of period	$109	$184

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

In addition, in accordance with the terms of a letter agreement (Letter Agreement), effective July 1, 2023, Assured Guaranty Municipal Corp. (AGM) and Assured Guaranty Inc. (AG, formerly known as Assured Guaranty Corp., and, together with AGM, the U.S. Insurance Subsidiaries) (i) engaged Sound Point as their sole alternative credit manager and (ii) transitioned to Sound Point the management of certain existing alternative investments and related commitments. The Letter Agreement also provides that, within the first two years of Sound Point’s engagement, the U.S. Insurance Subsidiaries, including through their investment subsidiary AG Asset Strategies LLC (AGAS), would, subject to regulatory approval, cure terms and other terms of the Letter Agreement, make new investments in funds, other vehicles and separately managed accounts managed by Sound Point which, when aggregated with the alternative investments and commitments transitioned from AssuredIM and any reinvestments (collectively, Sound Point Investments), and investments made by other Assured Guaranty affiliates, will total $1 billion. The Letter Agreement contemplates a long-term investment partnership between Sound Point and Assured Guaranty, whereby the U.S. Insurance Subsidiaries have agreed to reinvest all returns of capital from Sound Point Investments for a period of 15 years, until July 1, 2038. Similarly, the Letter Agreement provides for reinvestment by the U.S. Insurance Subsidiaries of all gains and dividends from Sound Point Investments for the first two years of Sound Point’s engagement, and reinvestment of half of all such gains and dividends thereafter until July 1, 2033 (the transactions contemplated under the Transaction Agreement and the Letter Agreement, the Sound Point Transaction). On July 1, 2028, the U.S. Insurance Subsidiaries may choose to reduce the amounts invested or required to be reinvested in certain Sound Point Investments under the Letter Agreement, subject to adjustment in Assured Guaranty’s portion of its ownership interest in Sound Point. To the extent not required to be reinvested by the Letter Agreement, all proceeds from Sound Point Investments received in accordance with their operative investment documents can be distributed to the U.S. Insurance Subsidiaries. See Note 7, Investments.

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

Upon closing of the Sound Point Transaction and the AHP Transaction, the Company deconsolidated most of the corresponding AssuredIM entities (which had previously been classified as held for sale) and reported an investment in Sound Point that is accounted for under the equity method. In connection with the Sound Point Transaction and AHP Transaction, the Company reevaluated its consolidation conclusion for each consolidated investment vehicle (CIV) and deconsolidated all but three CIVs. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles. After the Sound Point Transaction and AHP Transaction, the Company continues to consolidate the general partner of a fund that Sound Point now manages and reports any performance fees in “other income.”

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

The Company recognized expenses of $24 million and $31 million during the three-month period ended June 30, 2023 (second quarter 2023) and the six-month period ended June 30, 2023, (six months 2023) respectively, associated with the Sound Point Transaction and AHP Transaction.

Assets and Liabilities Held For Sale

The Company designated certain assets and liabilities supporting the Insurance segment as held for sale in the first quarter of 2023. The held for sale assets and liabilities were $28 million (reported in “other assets”) and $2 million (reported in “other liabilities”), respectively, as of June 30, 2024.

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

These unaudited interim condensed consolidated financial statements are as of June 30, 2024 and cover the three-month period ended June 30, 2024 (second quarter 2024), second quarter 2023, the six-month period ended June 30, 2024 (six months 2024) and six months 2023. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current period’s presentation.

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

•AG, domiciled in Maryland;
•Assured Guaranty UK Limited, organized in the U.K.;
•Assured Guaranty (Europe) SA (AGE), organized in France;
•Assured Guaranty Re Ltd. (AG Re), domiciled in Bermuda; and
•Assured Guaranty Re Overseas Ltd. (AGRO), domiciled in Bermuda.

U.S. Insurance Subsidiaries - Stock Redemptions and Merger

In May 2024, the New York State Department of Financial Services (NYDFS) approved, and AGM implemented, the redemption of approximately $100 million of its shares of common stock from its parent, Assured Guaranty Municipal Holdings Inc. (AGMH). Until August 1, 2024, AGM was a principal insurance subsidiary of the Company.

Effective August 1, 2024, AGM merged with and into AG, with AG as the surviving company. In connection with the merger, the Maryland Insurance Administration (MIA) approved, and on August 5, 2024 AG implemented, the redemption of approximately $300 million of its shares of common stock from its parent, AGMH, in exchange for cash of $172 million and the remainder in alternative investments.

The merger transaction is not expected to have a material impact on the Company's financial condition.

Investment Subsidiary and U.S. Holding Companies

AG owns (and until August 1, 2024 AG and AGM jointly owned) an investment subsidiary, AGAS, which invests in funds managed by Sound Point, AHP, and, prior to July 1, 2023, AssuredIM (Sound Point and AHP funds, some of which were formerly known as AssuredIM funds).

AGL directly or indirectly owns several holding companies, two of which - Assured Guaranty US Holdings Inc. (AGUS) and AGMH (collectively the U.S. Holding Companies) - have public debt outstanding.

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

The Insurance segment primarily consists of: (i) the Company’s insurance subsidiaries; and (ii) AGAS. Prior to July 1, 2023, the Asset Management segment consisted of AssuredIM, which provided asset management services to third-party investors, as well as to AG, AGM and AGAS. Since July 2023, the Company participates in the asset management business through its ownership interest in Sound Point as described in Note 1, Business and Basis of Presentation. Beginning in the third

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
quarter of 2023, the Asset Management segment primarily includes the results of the Company’s equity method investment in Sound Point.

    The Corporate division primarily consists of: (i) interest expense and any losses on the extinguishment of the U.S. Holding Companies’ debt; and (ii) other corporate operating expenses of AGL and the U.S. Holding Companies.

    The Other category in the tables below primarily includes the effect of consolidating FG VIEs, CIVs, intersegment eliminations and, prior to July 1, 2023, the reclassification of reimbursable fund expenses. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

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

Segment Information

	Second Quarter
	2024		2023
	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$186	$6	$221	$19
Intersegment revenues	3	1	3	11
Segment revenues	189	7	224	30
Segment expenses	70	4	110	33
Segment equity in earnings (losses) of investees	15	(3)	5	—
Less: Segment provision (benefit) for income taxes	18	—	13	(1)
Segment adjusted operating income (loss)	$116	$—	$106	$(2)

	Six Months
	2024		2023
	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$413	$7	$409	$44
Intersegment revenues	5	1	5	27
Segment revenues	418	8	414	71
Segment expenses	155	4	189	75
Segment equity in earnings (losses) of investees	55	(2)	35	—
Less: Segment provision (benefit) for income taxes	53	1	37	(1)
Segment adjusted operating income (loss)	$265	$1	$223	$(3)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The tables below present a reconciliation of significant components of segment information to the comparable consolidated amounts.

Reconciliation of Segment Information to Consolidated Information
Three Months Ended June 30, 2024

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$189	$70	$15	$18	$—	$116
Asset Management	7	4	(3)	—	—	—
Total segments	196	74	12	18	—	116
Corporate division	4	44	—	(5)	—	(35)
Other	4	(5)	(7)	—	3	(1)
Subtotal	204	113	5	13	3	80
Reconciling items:
Realized gains (losses) on investments	(6)	—	—	—	—	(6)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	3	—	—	—	—	3
Fair value gains (losses) on CCS	1	—	—	—	—	1
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	—	—	—	—	—	—
Tax effect	—	—	—	—	—	—
Total consolidated	$202	$113	$5	$13	$3	$78

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
Three Months Ended June 30, 2023

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$224	$110	$5	$13	$—	$106
Asset Management	30	33	—	(1)	—	(2)
Total segments	254	143	5	12	—	104
Corporate division	2	60	—	(8)	—	(50)
Other	(3)	19	—	(5)	1	(18)
Subtotal	253	222	5	(1)	1	36
Reconciling items:
Realized gains (losses) on investments	(9)	—	—	—	—	(9)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	89	(1)	—	—	—	90
Fair value gains (losses) on CCS	1	—	—	—	—	1
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	26	—	—	—	—	26
Tax effect	—	—	—	19	—	(19)
Total consolidated	$360	$221	$5	$18	$1	$125

Reconciliation of Segment Information to Consolidated Information
Six Months Ended June 30, 2024

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$418	$155	$55	$53	$—	$265
Asset Management	8	4	(2)	1	—	1
Total segments	426	159	53	54	—	266
Corporate division	9	91	—	(10)	—	(72)
Other	20	(10)	(24)	—	7	(1)
Subtotal	455	240	29	44	7	193
Reconciling items:
Realized gains (losses) on investments	2	—	—	—	—	2
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	11	(2)	—	—	—	13
Fair value gains (losses) on CCS	(9)	—	—	—	—	(9)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(12)	—	—	—	—	(12)
Tax effect	—	—	—	—	—	—
Total consolidated	$447	$238	$29	$44	$7	$187

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

3.    Outstanding Exposure

The Company sells credit protection primarily in financial guaranty insurance form. The Company may also sell credit protection by issuing policies that guarantee payment obligations under credit default swaps (CDS). The Company’s guaranties of CDS are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for its financial guaranty insurance contracts.

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

    The Company has, from time to time, purchased securities that it has insured, and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The Company excludes amounts attributable to Loss Mitigation Securities from par and debt service outstanding and instead reports Loss Mitigation Securities

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
in the investment portfolio. The Company manages such securities as investments and not insurance exposure. As of both June 30, 2024 and December 31, 2023, the Company excluded net par outstanding of $1.2 billion attributable to Loss Mitigation Securities.

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

    The Company calculates its debt service outstanding as follows:

•for insured obligations that are not supported by homogeneous pools of assets (which category includes most of the Company’s public finance transactions), as the total estimated contractual future debt service due through maturity, regardless of whether the obligations may be called and, in the case of obligations where principal payments are due when an underlying asset makes a principal payment, the Company believes the obligations will be repaid prior to contractual maturity; and

•for insured obligations that are supported by homogeneous pools of assets that are contractually permitted to prepay principal (which category includes, for example, residential mortgage-backed securities (RMBS)), as the total estimated expected future debt service due on insured obligations through their respective expected terms, which includes the Company’s expectations as to whether the obligations may be called and, in the case of obligations where principal payments are due when an underlying asset makes a principal payment, when the Company expects principal payments to be made prior to contractual maturity.

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

Financial Guaranty Portfolio
Debt Service and Par Outstanding

	As of June 30, 2024		As of December 31, 2023
	Gross	Net	Gross	Net
	(in millions)
Debt Service
Public finance	$393,346	$393,272	$386,494	$386,419
Structured finance	11,839	11,413	11,543	11,217
Total financial guaranty	$405,185	$404,685	$398,037	$397,636

Par Outstanding
Public finance	$244,232	$244,176	$239,352	$239,296
Structured finance	10,646	10,220	10,183	9,857
Total financial guaranty	$254,878	$254,396	$249,535	$249,153

In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $1.1 billion of public finance gross par and $1.6 billion of structured finance gross par as of June 30, 2024. These commitments are contingent on the satisfaction of all conditions set forth in the guaranties and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Also, in connection with a potential transaction that would accelerate the run-off of the insured portfolio of Financial Guaranty Insurance Company (FGIC) (the Proposed Transaction) pursuant to the First Amended Plan of Rehabilitation for FGIC, dated June 4, 2013, the Company and FGIC are parties to a novation agreement dated as of February 8, 2024 (the Agreement) pursuant to which certain FGIC policies insuring approximately $353 million of public finance (including infrastructure) gross par and approximately $50 million of structured finance gross par as of December 31, 2023 may in the future be novated to the Company in accordance with the terms and conditions of the Agreement. The Proposed Transaction, including the novation of certain FGIC policies to the Company, is subject in all respects to review and approval by NYDFS, the reopening of FGIC’s rehabilitation proceeding, and ultimate approval by the Supreme Court of the State of New York. In the event the Proposed Transaction does not occur on or prior to September 30, 2025, either the Company or FGIC has the right to terminate the Agreement in accordance with its terms.

Financial Guaranty Portfolio by Internal Rating
As of June 30, 2024

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$27	—%	$2,066	4.2%	$682	7.8%	$445	30.5%	$3,220	1.2%
AA	18,100	9.3	3,164	6.3	5,623	64.2	74	5.0	26,961	10.6
A	106,415	54.7	13,437	27.1	902	10.3	853	58.4	121,607	47.8
BBB	66,561	34.2	29,831	60.2	625	7.1	89	6.1	97,106	38.2
BIG	3,490	1.8	1,085	2.2	927	10.6	—	—	5,502	2.2
Total net par outstanding	$194,593	100.0%	$49,583	100.0%	$8,759	100.0%	$1,461	100.0%	$254,396	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2023

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$110	0.1%	$2,062	4.2%	$867	10.0%	$465	38.0%	$3,504	1.4%
AA	17,883	9.4	3,379	6.9	4,517	52.3	89	7.3	25,868	10.4
A	102,945	54.1	12,968	26.5	1,639	19.0	571	46.6	118,123	47.4
BBB	66,080	34.7	29,467	60.1	574	6.7	100	8.1	96,221	38.6
BIG	3,271	1.7	1,131	2.3	1,035	12.0	—	—	5,437	2.2
Total net par outstanding	$190,289	100.0%	$49,007	100.0%	$8,632	100.0%	$1,225	100.0%	$249,153	100.0%

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of June 30, 2024

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,594	$952	$944	$3,490	194,593
Non-U.S. public finance	560	525	—	1,085	49,583
Public finance	2,154	1,477	944	4,575	244,176
Structured finance:
U.S. RMBS	16	29	800	845	1,585
Other structured finance	—	23	59	82	8,635
Structured finance	16	52	859	927	10,220
Total	$2,170	$1,529	$1,803	$5,502	$254,396

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2023

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,257	$926	$1,088	$3,271	$190,289
Non-U.S. public finance	1,131	—	—	1,131	49,007
Public finance	2,388	926	1,088	4,402	239,296
Structured finance:
U.S. RMBS	22	36	883	941	1,774
Other structured finance	—	27	67	94	8,083
Structured finance	22	63	950	1,035	9,857
Total	$2,410	$989	$2,038	$5,437	$249,153

Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of June 30, 2024

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in millions)
BIG 1	$2,159	$11	$2,170	90	1	91
BIG 2	1,526	3	1,529	14	1	15
BIG 3	1,783	20	1,803	108	5	113
Total BIG	$5,468	$34	$5,502	212	7	219

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

Exposure to Puerto Rico

    All of the Company’s insured exposure to various authorities and public corporations of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) is rated BIG. As of June 30, 2024, the Company’s only remaining outstanding insured Puerto Rico exposure subject to a payment default was the Puerto Rico Electric Power Authority (PREPA).

Puerto Rico Par and Debt Service Schedules

The following tables show the Company’s insured exposure to various authorities and public corporations of Puerto Rico.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	As of		As of
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
(in millions)
Exposure to Puerto Rico	$976	$1,120	$1,268	$1,526

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Puerto Rico
Net Par Outstanding

	As of
	June 30, 2024	December 31, 2023
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$624	$624
Total Defaulted	624	624
Resolved Puerto Rico Exposures (1)
Puerto Rico Highways and Transportation Authority (PRHTA) (Transportation revenue)	204	244
PRHTA (Highway revenue)	24	128
Total Resolved	228	372
Non-Defaulting Puerto Rico Exposures (2)
Municipal Finance Agency (MFA)	108	108
Puerto Rico Aqueduct and Sewer Authority (PRASA) and University of Puerto Rico (U of PR)	1	1
Total Non-Defaulting	109	109
Total net exposure to Puerto Rico	$961	$1,105
____________________
(1)    Resolved pursuant to the 2022 Puerto Rico Resolutions (as defined below). All of the Toll Bonds (as defined below) received from the PRHTA under the 2022 Puerto Rico Resolutions for the insured PRHTA bonds have been sold or redeemed; therefore, the remaining amounts owed for the insured PRHTA bonds are payable in full by the Company’s insurance subsidiaries under their financial guaranty policies and are no longer dependent on the credit of the PRHTA. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.
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

Amortization Schedule of Puerto Rico
Net Par Outstanding and Net Debt Service Outstanding
As of June 30, 2024

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2024 (July 1 - September 30)	$110	$131
2024 (October 1 - December 31)	—	3
Subtotal 2024	110	134
2025	84	124
2026	140	177
2027	120	151
2028	81	106
2029-2033	197	282
2034-2038	132	170
2039-2041	97	106
Total	$961	$1,250

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
PREPA

As of June 30, 2024 and December 31, 2023, the Company’s net par outstanding on insured PREPA obligations was $624 million. The PREPA bonds are secured by a lien on the net revenues of the electric system.

The default of PREPA’s obligations has been the subject of restructuring negotiations, mediation and litigation since 2014. On April 8, 2022, the United States District Court of the District of Puerto Rico (Federal District Court of Puerto Rico) issued an order appointing three U.S. Bankruptcy Judges as members of a PREPA mediation team. The Federal District Court of Puerto Rico also entered a separate order establishing the terms and conditions of mediation. The Financial Oversight and Management Board (the FOMB) which was established under the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) filed an initial plan of adjustment and disclosure statement for PREPA with the Federal District Court of Puerto Rico on December 16, 2022.

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

On June 26, 2023 the Federal District Court of Puerto Rico issued an opinion and order estimating the unsecured net revenue claim to be $2.4 billion as of July 3, 2017. Subject to their appeal of the Federal District Court of Puerto Rico’s ruling on the scope of lien, PREPA bondholders had sought an unsecured net revenue claim of approximately $8.5 billion.

On November 17, 2023, the Federal District Court of Puerto Rico approved the supplemental disclosure statement (Supplemental Disclosure Statement) supporting the PREPA plan of adjustment filed by the FOMB (as amended or modified from time to time). On February 16, 2024, FOMB filed with the Federal District Court of Puerto Rico its most recent plan of adjustment for PREPA, the Modified Fourth Amended Title III Plan of Adjustment (FOMB PREPA Plan). The Supplemental Disclosure Statement and the FOMB PREPA Plan are based on the last revised PREPA fiscal plan certified by the FOMB on June 23, 2023. The confirmation hearing for the FOMB PREPA Plan occurred in March 2024. At the end of the hearing, the Federal District Court of Puerto Rico stated that it was taking the confirmation of the FOMB PREPA Plan under advisement and gave no indication of timing for an opinion or order.

On November 28, 2023, the Federal District Court of Puerto Rico finally adjudicated all claims and counterclaims in the PREPA lien challenge adversary proceeding. On November 30, 2023, the Company filed a notice of appeal with the United States Court of Appeals for the First Circuit (First Circuit) for portions of the March 22, 2023 decision, including the lien scope ruling and the need for a claim estimation proceeding, as well as the June 26, 2023 claim estimation ruling. On January 29, 2024, the First Circuit heard oral arguments for the Company’s appeals. On June 12, 2024, the First Circuit issued its opinion on the appeal, holding that bondholders have a claim against PREPA for the full principal amount of the bonds, plus matured interest, that there was no need for a claim estimation proceeding because the PREPA bonds specify the amount that PREPA legally owes bondholders, and that the claim is secured by PREPA’s net revenues, including future net revenues. On July 10, 2024, the Federal District Court of Puerto Rico ordered FOMB and bondholders to resume mediation and instituted a 60-day stay of all FOMB PREPA Plan litigation. The Federal District Court of Puerto Rico most recently extended the term of mediation on July 30, 2024, extending the term to October 31, 2024.

Resolved Puerto Rico Exposures

In 2022, as a result of the resolution of the Company’s exposure to insured Puerto Rico credits experiencing payment default other than PREPA (2022 Puerto Rico Resolutions), the Company received cash, new general obligation bonds (New GO Bonds), new bonds backed by toll revenues (Toll Bonds, and together with New GO Bonds, New Recovery Bonds) and contingent value instruments (CVIs). The CVIs are intended to provide creditors with additional recoveries tied to the outperformance of the Puerto Rico 5.5% Sales and Use Tax receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. Cash, New Recovery Bonds and CVIs received pursuant to the 2022 Puerto Rico Resolutions are collectively referred to as Plan Consideration. As of June 30, 2024, all but $221 million in CVIs (at fair value) had been sold or redeemed. As of June 30, 2024, remaining CVIs are reported in fixed-maturity securities, trading. See Note 7, Investments. The Company may sell in the future any CVIs it continues to hold.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
As of June 30, 2024, the Company had $228 million of insured net par outstanding of legacy PRHTA bonds. This net par outstanding primarily represents the Company’s exposure in respect of legacy insured PRHTA bondholders who elected to receive custody receipts that represent an interest in the legacy insurance policy plus Plan Consideration, as described below. The remaining amounts owed for insured PRHTA bonds are payable in full by the Company’s insurance subsidiaries under their financial guaranty policies and are no longer dependent on the credit of PRHTA. The Company consolidates the trusts in which the PRHTA obligations are reported. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

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

Non-Defaulting Puerto Rico Exposures

As of June 30, 2024 and December 31, 2023, the Company had $109 million of remaining non-defaulting Puerto Rico net par outstanding related primarily to the MFA. The MFA exposures are secured by a lien on local tax revenues and remain current on debt service payments.

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

Certain legal actions involving the Company and relating to the Commonwealth, Puerto Rico Convention Center District Authority, Puerto Rico Infrastructure Financing Authority or PRHTA, were resolved on March 15, 2022, and all remaining legal actions involving the Company and relating to PRHTA were resolved on December 6, 2022, in connection with the 2022 Puerto Rico Resolutions. There remains one active proceeding related to PREPA, while there are a number of unresolved proceedings involving the Company and relating to the default by the Commonwealth or its instrumentalities that remain stayed pending the Federal District Court of Puerto Rico’s determination on the PREPA plan of adjustment. See Outstanding Exposure, Exposure to Puerto Rico, for a description of the PREPA proceeding.

The unresolved proceedings initiated in the Federal District Court of Puerto Rico involving the Company and relating to the default by the Commonwealth or its instrumentalities that remain stayed pending the Federal District Court of Puerto Rico’s determination on the FOMB PREPA Plan are:

•U.S. Insurance Subsidiaries motion to compel the FOMB to certify the PREPA restructuring support agreement executed in May 2019 (PREPA RSA) for implementation under Title VI of PROMESA.

•U.S. Insurance Subsidiaries motion to dismiss PREPA’s Title III Bankruptcy proceeding or, in the alternative, to lift the PROMESA automatic stay to allow for the appointment of a receiver.

•Adversary complaint by certain fuel line lenders of PREPA against the U.S. Insurance Subsidiaries, among other parties, including various PREPA bondholders and bond insurers, seeking, among other things, declarations that there is no valid lien securing the PREPA bonds unless and until such lenders are paid in full, as well as orders subordinating the PREPA bondholders’ lien and claims to such lenders’ claims, and declaring the PREPA RSA null and void.

•U.S. Insurance Subsidiaries motion to intervene in lawsuit by the retirement system for PREPA employees against, among others, the FOMB, PREPA, the Commonwealth, and the trustee for PREPA bondholders seeking, among other things, declarations that there is no valid lien securing the PREPA bonds other than on amounts in the sinking funds, and order subordinating the PREPA bondholders’ lien and claim to the PREPA employees’ claims.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Specialty Business

The Company also guarantees specialty business with risk profiles similar to those of its structured finance exposures written in financial guaranty form.

Specialty Business

	As of June 30, 2024		As of December 31, 2023
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in millions)
Insurance securitizations (1)	$1,430	$1,099	$1,370	$1,043
Diversified real estate (2)	1,498	1,498	1,569	1,569
Pooled corporate obligations	796	796	488	488
Aircraft residual value insurance	308	177	355	200
____________________
(1)    Insurance securitizations exposure is projected to reach $1.6 billion gross in 2026 and $1.3 billion net in 2027.
(2)    Excess-of-loss guaranty of a minimum amount of billed rent on a diversified portfolio of real estate properties with an internal rating of AA that matures in 2042. This guaranty is accounted for in accordance with Accounting Standards Codification (ASC) 460, Guarantees.

All exposures in the table above are rated investment-grade, except gross exposure of $144 million and net exposure of $84 million of aircraft residual value insurance as of both June 30, 2024 and December 31, 2023.

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

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Second Quarter		Six Months
Accounting Model	June 30, 2024	December 31, 2023	2024	2023	2024	2023
	(in millions)
Insurance (see Note 5)	$203	$263	$19	$62	$12	$68
FG VIEs (see Note 8) (1)	242	240	1	(14)	1	(9)
Credit derivatives (see Note 6)	2	2	1	1	1	1
Total	$447	$505	$21	$49	$14	$60
____________________
(1)    The net expected loss to be paid for FG VIEs primarily relates to trusts established as part of the 2022 Puerto Rico Resolutions (Puerto Rico Trusts) that were consolidated.

The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts, which are accounted for under one of the following accounting models: insurance, derivative or FG VIE. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 4.28% to 5.33% with a weighted average of 4.55% as of June 30, 2024 and 3.79% to 5.40% with a weighted average of 4.10% as of December 31, 2023. Net expected losses to be paid for U.S. dollar denominated transactions represented approximately 91.8% and 96.1% of the total as of June 30, 2024 and December 31, 2023, respectively.

Net Expected Loss to be Paid (Recovered)
Roll Forward

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$433	$517	$505	$522
Economic loss development (benefit) due to:
Accretion of discount	4	4	9	9
Changes in discount rates	1	(6)	(2)	4
Changes in timing and assumptions	16	51	7	47
Total economic loss development (benefit)	21	49	14	60
Net (paid) recovered losses	(7)	(6)	(72)	(22)
Net expected loss to be paid (recovered), end of period	$447	$560	$447	$560

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Second Quarter 2024
Sector	Net Expected Loss to be Paid (Recovered) as of March 31, 2024	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2024
	(in millions)
Public finance:
U.S. public finance	$378	$12	$(16)	$374
Non-U.S. public finance	20	17	—	37
Public finance	398	29	(16)	411
Structured finance:
U.S. RMBS	(2)	(10)	12	—
Other structured finance	37	2	(3)	36
Structured finance	35	(8)	9	36
Total	$433	$21	$(7)	$447

	Second Quarter 2023
Sector	Net Expected Loss to be Paid (Recovered) as of March 31, 2023	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2023
	(in millions)
Public finance:
U.S. public finance	$380	$57	$(4)	$433
Non-U.S. public finance	13	(3)	—	10
Public finance	393	54	(4)	443
Structured finance:
U.S. RMBS	82	(9)	—	73
Other structured finance	42	4	(2)	44
Structured finance	124	(5)	(2)	117
Total	$517	$49	$(6)	$560

	Six Months 2024
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2023	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2024
	(in millions)
Public finance:
U.S. public finance	$398	$9	$(33)	$374
Non-U.S. public finance	20	17	—	37
Public finance	418	26	(33)	411
Structured finance:
U.S. RMBS	43	(13)	(30)	—
Other structured finance	44	1	(9)	36
Structured finance	87	(12)	(39)	36
Total	$505	$14	$(72)	$447

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

	Six Months 2023
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2022	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2023
	(in millions)
Public finance:
U.S. public finance	$403	$58	$(28)	$433
Non-U.S. public finance	9	1	—	10
Public finance	412	59	(28)	443
Structured finance:
U.S. RMBS	66	(4)	11	73
Other structured finance	44	5	(5)	44
Structured finance	110	1	6	117
Total	$522	$60	$(22)	$560
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”

The tables above include (i) net LAE paid of $13 million, $5 million, $20 million and $8 million for second quarter 2024, second quarter 2023, six months 2024 and six months 2023, respectively, and (ii) net expected LAE to be paid of $11 million as of June 30, 2024 and $22 million as of December 31, 2023, respectively.

Public Finance

The largest components of the public finance net expected losses to be paid (recovered) related to certain Puerto Rico and healthcare exposures. See Note 3, Outstanding Exposure, for a discussion of Puerto Rico exposures.

Certain BIG healthcare exposures are experiencing rising labor costs due to competition for labor and shortages in certain markets. Additionally, inflation has continued to increase the cost of medical supplies, medical equipment, and pharmacy products, while hospitals with large Medicaid and Medicare payor mixes have not seen reimbursement levels keep pace with rising costs. The combined revenue and expense challenges have led to cash flow and liquidity stress in certain transactions. In addition, certain credits are struggling to make necessary capital expenditures and improvements to facilities.

The total net expected loss to be paid for troubled U.S. public finance exposures is net of an assumed future recovery of claims already paid. As of June 30, 2024 and December 31, 2023, that assumed future recovery was $197 million and $193 million, respectively. The Company’s net expected losses to be paid (recovered) incorporate management’s probability weighted estimates of all possible scenarios. Economic loss development in second quarter 2024 and six months 2024 was primarily attributable to certain healthcare exposures.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Economic Loss Development (Benefit)
U.S. RMBS

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions)
First lien U.S. RMBS	$(2)	$—	$(3)	$—
Second lien U.S. RMBS	(8)	(9)	(10)	(4)

First Lien U.S. RMBS Loss Projections: Alt-A, Prime, Option ARM and Subprime

     The majority of projected losses in first lien U.S. RMBS transactions are expected to come from non-performing mortgage loans (those that are or have recently been two or more payments behind, have been modified, are in foreclosure, or have been foreclosed upon). Changes in the amount of non-performing loans from the amount projected in the previous period are one of the primary drivers of loss projections in this portfolio. Collateral losses are projected to be offset by recoveries on deferred principal balances. In order to project the number of defaults arising from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various non-performing categories. The Company arrived at its liquidation rates based on data purchased from a third-party provider and assumptions about how delays in the foreclosure process and loan modifications may ultimately affect the rate at which loans are liquidated. Each quarter the Company reviews recent data and (if necessary) adjusts its liquidation rates based on its observations. The following table shows liquidation assumptions for various non-performing and re-performing categories.

First Lien U.S. RMBS Liquidation Rates

	As of June 30, 2024			As of December 31, 2023
	Range (1)			Range (1)
Current but recently delinquent	20%			20%
30 – 59 Days Delinquent	30%	–	35%	30%	–	35%
60 – 89 Days Delinquent	40%	–	45%	40%	–	45%
90+ Days Delinquent	45%	–	60%	45%	–	60%
Bankruptcy	40%	–	50%	40%	–	50%
Foreclosure	55%	–	65%	55%	–	65%
Real Estate Owned	100%			100%
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Key Assumptions in Base Scenario Expected Loss Estimates
First Lien U.S. RMBS

	As of June 30, 2024				As of December 31, 2023
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	0.0%	-	12.8%	3.9%	0.0%	-	10.0%	4.2%
Final CDR	0.0%	-	0.6%	0.2%	0.0%	-	0.5%	0.2%
Initial loss severity	50%				50%

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

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien U.S. RMBS transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the CDR plateau. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of June 30, 2024 and December 31, 2023.

Certain transactions benefit from excess spread when they are supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) but have insured floating rate debt linked to the Secured Overnight Finance Rate (SOFR). An increase in projected SOFR decreases excess spread, while lower SOFR projections result in higher excess spread.

The Company used a similar approach to establish its scenarios as of June 30, 2024 as it used as of December 31, 2023, increasing and decreasing the periods and levels of stress from those used in the base scenario. In the Company’s most stressful scenario where 10% of deferred principal balances are assumed to be recovered, loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 16 months, expected loss to be paid would increase from current projections by approximately $26 million for all first lien U.S. RMBS transactions. In the Company’s least stressful scenario where 50% of deferred principal balances are assumed to be recovered, the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over eight months), expected loss to be paid would decrease from current projections by approximately $19 million for all first lien U.S. RMBS transactions.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of June 30, 2024 and December 31, 2023, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company’s second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions quarterly based on actual recoveries of charged-off loans observed from period to period and reasonable expectations of future recoveries. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. The Company’s base scenario recovery assumption for charged-off loans is 40%. Such recoveries are assumed to be received evenly over the next five years.
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

Key Assumptions in Base Scenario Expected Loss Estimates
HELOCs

	As of June 30, 2024				As of December 31, 2023
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	0.0%	-	8.2%	2.3%	0.0%	-	9.3%	2.6%
Final CDR	0.0%	-	0.4%	0.1%	0.0%	-	0.5%	0.1%
Liquidation rates:
Current but recently delinquent	20%				20%
30 – 59 Days Delinquent	30				30
60 – 89 Days Delinquent	40				40
90+ Days Delinquent	60				60
Bankruptcy	55				55
Foreclosure	55				55
Real Estate Owned	100				100
Loss severity on future defaults	98%				98%
Projected future recoveries on previously charged-off loans	40%				40%

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien U.S. RMBS losses is the performance of its HELOC transactions.

The Company modeled scenarios with a longer period of elevated defaults and others with a shorter period of elevated defaults as well as various levels of assumed recoveries. In the Company’s most stressful scenario, assuming 10% recoveries on charged-off loans, increasing the CDR plateau to 42 months and increasing the ramp-down by four months to 16 months (for a total stress period of 58 months) would decrease the expected recovery by approximately $83 million for HELOC transactions. On the other hand, in the Company’s least stressful scenario, assuming 80% recoveries on charged-off loans, reducing the CDR plateau to 30 months and decreasing the length of the CDR ramp-down to eight months (for a total stress period of 38 months) and lowering the ultimate prepayment rate to 10% would increase the expected recovery by approximately $111 million for HELOC transactions.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Premiums

Net Earned Premiums

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions)
Financial guaranty insurance:
Scheduled net earned premiums	$72	$70	$143	$139
Accelerations from refundings and terminations	3	8	42	12
Accretion of discount on net premiums receivable	8	6	15	13
Financial guaranty insurance net earned premiums	83	84	200	164
Specialty net earned premiums	1	1	3	2
Net earned premiums	$84	$85	$203	$166

Gross Premium Receivable,
Net of Commissions Payable on Assumed Business
Roll Forward

	Six Months
	2024	2023
	(in millions)
Beginning of year	$1,468	$1,298
Less: Specialty insurance premium receivable	1	1
Financial guaranty insurance premiums receivable	1,467	1,297
Gross written premiums on new business, net of commissions	220	171
Gross premiums received, net of commissions	(188)	(120)
Adjustments:
Changes in the expected term and debt service assumptions	(29)	9
Accretion of discount, net of commissions on assumed business	11	13
Foreign exchange gain (loss) on remeasurement	(10)	46
Financial guaranty insurance premium receivable	1,471	1,416
Specialty insurance premium receivable	1	1
June 30,	$1,472	$1,417

Approximately 68% and 70% of gross premiums receivable, net of commissions payable, at June 30, 2024 and December 31, 2023, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Insurance
Expected Future Premium Collections and Earnings

	As of June 30, 2024
	Future Premiums to be Collected (1)	Future Net Premiums to be Earned (2)
	(in millions)
2024 (July 1 - September 30)	$59	$74
2024 (October 1 - December 31)	39	73
Subtotal 2024	98	147
2025	128	276
2026	111	258
2027	106	243
2028	99	229
2029-2033	401	939
2034-2038	296	621
2039-2043	224	396
After 2043	417	540
Total	$1,880	3,649
Future accretion		407
Total future net earned premiums		$4,056
____________________
(1)    Net of assumed commissions payable.
(2)     Net of reinsurance.

Selected Information for Financial Guaranty Insurance Policies with Premiums Paid in Installments

	As of
	June 30, 2024	December 31, 2023
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,471	$1,467
Deferred premium revenue	1,815	1,768
Weighted-average risk-free rate used to discount premiums	2.3%	2.1%
Weighted-average period of premiums receivable (in years)	12.5	12.5
Losses and Recoveries

Loss reserves and salvage are discounted at risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 4.28% to 5.33% with a weighted average of 4.59% as of June 30, 2024 and 3.79% to 5.40% with a weighted average of 4.17% as of December 31, 2023.

The following tables provide information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Reserve (Salvage) by Sector

	As of
Sector	June 30, 2024	December 31, 2023
	(in millions)
Public finance:
U.S. public finance	$85	$119
Non-U.S. public finance	1	1
Public finance	86	120
Structured finance:
U.S. RMBS	(123)	(87)
Other structured finance	36	42
Structured finance	(87)	(45)
Total	$(1)	$75

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
Financial Guaranty Insurance Contracts

As of June 30, 2024
(in millions)
Net expected loss to be paid (recovered) - financial guaranty insurance	$200
Contra-paid, net	21
Salvage and subrogation recoverable, net	292
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(288)
Net expected loss to be expensed (present value)	$225

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of June 30, 2024
(in millions)
2024 (July 1 - September 30)	$3
2024 (October 1 - December 31)	3
Subtotal 2024	6
2025	12
2026	18
2027	18
2028	18
2029-2033	78
2034-2038	49
2039-2043	13
After 2043	13
Net expected loss to be expensed (present value)	225
Future accretion	(71)
Total expected future loss and LAE	$154

The following table presents the loss and LAE (benefit) reported in the condensed consolidated statements of operations by sector for insurance contracts.

Loss and LAE (Benefit) by Sector

	Second Quarter		Six Months
Sector	2024	2023	2024	2023
	(in millions)
Public finance:
U.S. public finance	$1	$56	$(1)	$52
Non-U.S. public finance	—	—	—	—
Public finance	1	56	(1)	52
Structured finance:
U.S. RMBS	$(5)	$(2)	$(3)	$4
Other structured finance	2	1	1	3
Structured finance	(3)	(1)	(2)	7
Loss and LAE (benefit)	$(2)	$55	$(3)	$59

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of June 30, 2024

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	90	14	108	212	212
Remaining weighted-average period (in years)	11.1	13.0	6.7	10.2	10.3

Outstanding exposure:
Par	$2,165	$1,526	$1,792	$5,483	$5,468
Interest	1,146	1,201	639	2,986	2,983
Total (2)	$3,311	$2,727	$2,431	$8,469	$8,451

Expected cash outflows (inflows)	$101	$410	$1,470	$1,981	$1,971
Potential recoveries (3)	(275)	(336)	(1,241)	(1,852)	(1,842)
Subtotal	(174)	74	229	129	129
Discount	38	42	(9)	71	71
Expected losses to be paid (recovered)	$(136)	$116	$220	$200	$200

Deferred premium revenue	$65	$98	$130	$293	$293
Reserves (salvage)	$(172)	$48	$120	$(4)	$(4)

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

6.    Contracts Accounted for as Credit Derivatives

Amounts presented in this note relate only to contracts accounted for as derivatives, which are primarily CDS.

The Company’s credit derivatives are generally governed by International Swaps and Derivatives Association, Inc. documentation and have certain characteristics that differ from financial guaranty insurance contracts. For example, the Company’s control rights with respect to a reference obligation under a CDS may be more limited than when the Company issues a financial guaranty insurance contract. In addition, there are more circumstances under which the Company may be obligated to make payments. Similar to a financial guaranty insurance contract, the Company would be obligated to pay if the obligor failed to make a scheduled payment of principal or interest in full. In certain credit derivative transactions, the Company also specifically agreed to pay if the obligor were to become bankrupt or if the reference obligation were restructured. Furthermore, in certain credit derivative transactions, the Company may be required to make a payment due to an event that is unrelated to the performance of the obligation referenced in the credit derivative. If events of default or termination events specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. In that case, the Company may be required to make a termination payment to its swap counterparty upon such termination. Absent such an event of default or termination event, the Company may not unilaterally terminate a credit derivative contract; however, the Company on occasion has mutually agreed to terminate certain CDS with related counterparties.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The components of the Company’s credit derivative net par outstanding by sector are presented in the table below. The estimated remaining weighted average life of credit derivatives was 10.1 years and 11.1 years as of June 30, 2024 and December 31, 2023, respectively.

 Credit Derivatives (1)

	As of June 30, 2024		As of December 31, 2023
Sector	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$1,068	$(13)	$1,149	$(15)
Non-U.S. public finance	1,488	(17)	1,522	(20)
U.S. structured finance	160	(3)	322	(13)
Non-U.S. structured finance	922	(1)	615	(2)
Total	$3,638	$(34)	$3,608	$(50)
____________________
(1)    Expected loss to be paid was $2 million as of both June 30, 2024 and December 31, 2023.

Fair Value Gains (Losses) on Credit Derivatives

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions)
Realized gains (losses) and other settlements	$1	$—	$—	$1
Net unrealized gains (losses)	5	91	16	105
Fair value gains (losses) on credit derivatives	$6	$91	$16	$106

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structural terms, the change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts generally also reflects the Company’s own credit cost based on the price to purchase credit protection on AG. The Company determines its own credit risk primarily based on quoted CDS prices traded on AG at each balance sheet date.

CDS Spread on AG (in basis points)

	As of June 30, 2024	As of December 31, 2023	As of June 30, 2023	As of December 31, 2022
Five-year CDS spread	67	66	99	63
One-year CDS spread	22	23	39	26

Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AG Credit Spread

	As of
	June 30, 2024	December 31, 2023
	(in millions)
Fair value of credit derivatives before effect of AG credit spread	$(57)	$(76)
Plus: Effect of AG credit spread	23	26
Net fair value of credit derivatives	$(34)	$(50)

The fair value of CDS contracts as of June 30, 2024, before considering the benefit applicable to AG’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions compared to those at the time of underwriting for certain underlying credits with longer tenor.

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

Investment Portfolio
Carrying Value

	As of
	June 30, 2024	December 31, 2023
	(in millions)
Fixed-maturity securities, available-for-sale (1):
Externally managed	$5,298	$5,372
Loss Mitigation Securities	465	459
Other	243	476
Fixed-maturity securities, trading - Puerto Rico, CVIs (2)	221	318
Short-term investments	1,717	1,661
Other invested assets:
Equity method investments:
Sound Point	413	429
Alternative investments (3)	462	394
Other	7	6
Total (4)	$8,826	$9,115
____________________
(1)    9.4% and 9.2% of fixed-maturity securities, available for sale, were rated BIG or not rated as of June 30, 2024 and December 31, 2023, respectively. BIG rated securities consisted primarily of Loss Mitigation Securities.
(2)    These securities are not rated.
(3)     Excludes certain investments in funds that are consolidated and accounted for as CIVs. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.
(4)     The aggregate carrying value of the Company’s investments in Sound Point and Sound Point managed funds was $641 million and $631 million as of June 30, 2024 and December 31, 2023, respectively.

The Company’s alternative investment commitments as of June 30, 2024 include $734 million in unfunded commitments, and funded investments with a fair value of $810 million, for a total of $1.5 billion, including a $1 billion commitment to invest in Sound Point managed alternative investments. Capital allocated to alternative investments was committed to several funds pursuing various strategies, including CLOs, middle market senior lending, asset-based/specialty finance and private healthcare investing. See Note 1, Business and Basis of Presentation, for a description of the Sound Point Transaction. As of June 30, 2024, three funds in which the Company invests are accounted for as CIVs. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Accrued investment income, which is reported in “other assets,” was $66 million as of June 30, 2024 and $71 million as of December 31, 2023.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Available-for-Sale Fixed-Maturity Securities by Security Type
As of June 30, 2024

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in millions)
Obligations of state and political subdivisions	35%	$2,239	$(14)	$25	$(105)	$2,145
U.S. government and agencies	1	77	—	1	(6)	72
Corporate securities (2)	37	2,358	(6)	8	(214)	2,146
Mortgage-backed securities (3):
RMBS	9	565	(21)	2	(69)	477
Commercial mortgage-backed securities (CMBS)	3	204	—	—	(6)	198
Asset-backed securities:
CLOs	6	412	—	1	(2)	411
Other	8	538	(28)	1	(24)	487
Non-U.S. government securities	1	85	—	—	(15)	70
Total available-for-sale fixed-maturity securities	100%	$6,478	$(69)	$38	$(441)	$6,006

Available-for-Sale Fixed-Maturity Securities by Security Type
As of December 31, 2023

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in millions)
Obligations of state and political subdivisions	41%	$2,733	$(13)	$33	$(92)	$2,661
U.S. government and agencies	1	65	—	1	(6)	60
Corporate securities (2)	34	2,327	(6)	17	(197)	2,141
Mortgage-backed securities (3):
RMBS	6	428	(21)	3	(68)	342
CMBS	2	157	—	—	(6)	151
Asset-backed securities:
CLOs	7	456	—	1	(7)	450
Other	7	465	(37)	—	(26)	402
Non-U.S. government securities	2	115	—	—	(15)	100
Total available-for-sale fixed-maturity securities	100%	$6,746	$(77)	$55	$(417)	$6,307
____________________
(1)Based on amortized cost.
(2)Includes securities issued by taxable universities and hospitals.
(3)U.S. government-agency obligations were approximately 61% and 42% of mortgage-backed securities as of June 30, 2024 and December 31, 2023, respectively, based on fair value.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of June 30, 2024

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$572	$(4)	$1,231	$(100)	$1,803	$(104)
U.S. government and agencies	28	—	33	(6)	61	(6)
Corporate securities	332	(3)	1,316	(170)	1,648	(173)
Mortgage-backed securities:
RMBS	147	(1)	141	(12)	288	(13)
CMBS	28	—	116	(6)	144	(6)
Asset-backed securities:
CLOs	32	—	178	(1)	210	(1)
Other	66	(1)	23	(1)	89	(2)
Non-U.S. government securities	—	—	66	(15)	66	(15)
Total	$1,205	$(9)	$3,104	$(311)	$4,309	$(320)
Number of securities (1)		395		1,291		1,668

Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of December 31, 2023

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$641	$(4)	$931	$(87)	$1,572	$(91)
U.S. government and agencies	—	—	33	(6)	33	(6)
Corporate securities	72	(1)	1,426	(152)	1,498	(153)
Mortgage-backed securities:
RMBS	27	(1)	124	(8)	151	(9)
CMBS	3	—	148	(6)	151	(6)
Asset-backed securities:
CLOs	22	(1)	379	(6)	401	(7)
Other	1	—	26	(1)	27	(1)
Non-U.S. government securities	—	—	95	(15)	95	(15)
Total	$766	$(7)	$3,162	$(281)	$3,928	$(288)
Number of securities (1)		274		1,266		1,525
___________________
(1)    The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of June 30, 2024 and December 31, 2023 were primarily related to higher interest rates rather than credit quality. As of June 30, 2024, the Company did not intend to and was not required to sell investments in an unrealized loss position prior to expected recovery in value. As of June 30, 2024, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 478 securities had unrealized losses in excess of 10% of their carrying value,

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
whereas as of December 31, 2023, 409 securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $234 million as of June 30, 2024 and $200 million as of December 31, 2023.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2024 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of June 30, 2024

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$248	$243
Due after one year through five years	1,347	1,281
Due after five years through 10 years	1,656	1,573
Due after 10 years	2,458	2,234
Mortgage-backed securities:
RMBS	565	477
CMBS	204	198
Total	$6,478	$6,006

    Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements or otherwise pledged or restricted, totaled $74 million as of June 30, 2024 and $234 million as of December 31, 2023. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or are otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements with a fair value of $1,152 million and $1,154 million as of June 30, 2024 and December 31, 2023, respectively.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Income from Investments

The components of income derived from the investment portfolio are presented in the following tables.

Income from Investments

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions)
Investment income:
Fixed-maturity securities, available-for-sale:
Externally managed	$51	$53	$102	$105
Loss Mitigation Securities	7	12	14	22
Puerto Rico, New Recovery Bonds	—	1	—	4
Other	2	4	6	7
Short-term investments	22	18	45	32
Other invested assets	—	2	—	2
Investment income	82	90	167	172
Investment expenses	(1)	(1)	(2)	(2)
Net investment income	$81	$89	$165	$170

Fair value gains (losses) on trading securities (1)	$17	$40	$43	$38

Equity in earnings (losses) of investees:
Sound Point (2)	$(3)	$—	$1	$—
Funds (3)	5	—	19	—
Other	3	5	9	7
Equity in earnings (losses) of investees	$5	$5	$29	$7
____________________
(1)    Fair value gains on trading securities pertaining to securities still held as of June 30, 2024 were $14 million for second quarter 2024 and $31 million for six months 2024, respectively. Fair value gains on trading securities pertaining to securities still held as of June 30, 2023 were $40 million for second quarter 2023 and $38 million for six months 2023, respectively.
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

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions)
Gross realized gains on sales of available-for-sale securities (1)	$1	$7	$2	$19
Gross realized losses on sales of available-for-sale securities	(4)	(6)	(7)	(15)
Net foreign currency gains (losses)	(2)	—	(2)	—
Change in the allowance for credit losses and intent to sell (2)	(2)	(10)	8	(15)
Other net realized gains (losses)	1	—	1	—
Net realized investment gains (losses)	$(6)	$(9)	$2	$(11)
____________________
(1)    Gross realized gains and losses in six months 2023 related primarily to sales of New Recovery Bonds received as part of the 2022 Puerto Rico Resolutions.
(2)    Change in allowance for credit losses for all periods was primarily related to Loss Mitigation Securities.

The proceeds from sales of fixed-maturity securities classified as available-for-sale were $129 million in second quarter 2024, $239 million in second quarter 2023, $488 million in six months 2024 and $694 million in six months 2023.

The following table presents the roll forward of allowance for the credit losses on available-for-sale fixed-maturity securities.

Roll Forward of Allowance for Credit Losses
for Available-for-Sale Fixed-Maturity Securities

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$67	$69	$77	$65
Additions (reductions) for securities for which credit losses were previously recognized	2	10	(8)	14
Balance, end of period	$69	$79	$69	$79

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

    The insurance subsidiaries are not primarily liable for the debt obligations issued by the structured finance and other FG VIEs (which excludes the Puerto Rico Trusts described below) they insure and would only be required to make payments on those insured debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and only for the amount of the shortfall. AGL’s and its insurance subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the structured finance and other FG VIEs. Proceeds from sales, maturities, prepayments and interest from such underlying collateral may only be used to pay debt service on the respective FG VIEs’ liabilities.

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

The Company has elected the fair value option (FVO) for all assets and all liabilities of the structured finance and other FG VIEs. Upon initial adoption of the accounting guidance for VIEs in 2010, the Company elected to fair value its structured finance and other FG VIEs’ assets and liabilities as the carrying amount transition method was not practical. To allow for consistency in the accounting for the assets and liabilities of its consolidated FG VIEs other than the Puerto Rico Trusts, the Company elected the FVO. The change in fair value of all structured finance and other FG VIEs’ assets and liabilities is reported in “fair value gains (losses) on FG VIEs” in the condensed consolidated statement of operations, except for the change in fair value attributable to change in instrument-specific credit risk (ISCR) on the structured finance and other FG VIEs’ liabilities, which is reported in other comprehensive income (OCI). As of June 30, 2024 and December 31, 2023, the Company consolidated 23 and 24 structured finance and other FG VIEs, respectively.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
bonds at any time thereafter, with 30 days’ notice, by paying 100% of the then outstanding principal amount of insured bonds plus accrued interest.

By December 31, 2023, substantially all of the securities in the Puerto Rico Trusts had been called, and the assets in the Puerto Rico Trusts consisted primarily of cash. In January 2024, such cash proceeds were used to pay down a portion of the liabilities of the Puerto Rico Trusts. The remaining liabilities of the Puerto Rico Trusts will be paid by AG under its financial guaranty policies and are no longer dependent on the credit of PRHTA. For the Puerto Rico Trust liabilities, the Company elected the FVO in order to simplify the accounting for these instruments. As of both June 30, 2024 and December 31, 2023 the Company consolidated 24 custodial trusts established as part of the Puerto Rico resolutions reached in 2022. See Note 3, Outstanding Exposure, Exposure to Puerto Rico.

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

The table below shows the carrying value of FG VIEs’ assets and liabilities segregated by type of collateral.

Consolidated FG VIEs by Type of Collateral

	As of
	June 30, 2024	December 31, 2023
	(in millions)
FG VIEs’ assets:
U.S. RMBS first lien	$133	$145
U.S. RMBS second lien	25	28
Puerto Rico Trusts’ assets (includes $2 and $1 at fair value) (1)	2	155
Total FG VIEs’ assets	$160	$328
FG VIEs’ liabilities with recourse:
U.S. RMBS first lien	$145	$156
U.S. RMBS second lien	19	21
Puerto Rico Trusts’ liabilities	219	366
Total FG VIEs’ liabilities with recourse	$383	$543
FG VIEs’ liabilities without recourse:
U.S. RMBS first lien	$10	$11
Total FG VIEs’ liabilities without recourse	$10	$11
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Selected Information for FG VIEs’ Assets and Liabilities
Measured under the FVO

	As of
	June 30, 2024	December 31, 2023
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$262	$259
FG VIEs’ liabilities with recourse	32	25
FG VIEs’ liabilities without recourse	16	16
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	27	29
Unpaid principal for FG VIEs’ liabilities with recourse (1)	415	568
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

The assets and liabilities of the Company’s CIVs are held within separate legal entities. The assets of the CIVs are not available to creditors of the Company, other than creditors of the applicable CIVs. In addition, creditors of the CIVs have no recourse against the assets of the Company, other than the assets of such applicable CIVs. Liquidity available at the Company’s CIVs is not available for corporate liquidity needs, except to the extent of the Company’s investment in the funds, subject to redemption provisions. Changes in the fair value of assets and liabilities of CIVs, interest income and expense, and gains and losses on consolidation and deconsolidation of CIVs are reported in “fair value gains (losses) on CIVs” in the condensed consolidated statements of operations. As of both June 30, 2024 and December 31, 2023, the Company consolidated three CIVs.

Assets and Liabilities of CIVs

	As of
	June 30, 2024	December 31, 2023
	(in millions)
Assets:
Cash and cash equivalents	$15	$35
Equity securities	93	83
Structured products	264	248
Other	6	—
Total assets (1)	$378	$366
Liabilities:
Other liabilities (2)	$3	$4
Total liabilities	$3	$4
____________________
(1)    Includes investments with Sound Point affiliated entities of $319 million and $281 million as of June 30, 2024 and December 31, 2023, respectively.
(2)    The balance is reported in “other liabilities” in the condensed consolidated balance sheets and includes $3 million with Sound Point affiliated entities as of both June 30, 2024 and December 31, 2023.

As of June 30, 2024 and December 31, 2023, the CIVs included derivative contracts with average notional amounts of $39 million and $41 million, respectively. Derivative instruments, which include forward foreign currency contracts, serve as a component of the CIVs’ investment strategies. The fair value of derivative contracts is reported in the “assets of CIVs” or “other liabilities” in the condensed consolidated balance sheets.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Noncontrolling Interest in CIVs

Noncontrolling interest (NCI) represents the portion of the consolidated funds not owned by the Company and includes ownership interests of third parties and former employees. The NCI is non-redeemable and presented on the statement of shareholders’ equity.

Other Consolidated VIEs

    In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the obligations under the original financial guaranty insurance or insured credit derivative contract, the Company classifies the assets and liabilities of that VIE in the line items that most accurately reflect the nature of such assets and liabilities, as opposed to within FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $92 million and liabilities of $7 million as of December 31, 2023, which were reported in “investments” and “credit derivative liabilities” on the condensed consolidated balance sheets. In the first quarter of 2024, the Company deconsolidated the largest of these VIEs.

Non-Consolidated VIEs

    As described in Note 3, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 15 thousand policies monitored as of June 30, 2024, approximately 14 thousand policies are not within the scope of FASB ASC 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of June 30, 2024 and December 31, 2023, the Company identified 59 and 68 policies, respectively, that contain provisions and experienced events that may trigger consolidation.

The Company holds variable interests in VIEs which are not consolidated, as the Company is not the primary beneficiary. As of June 30, 2024, the Company’s maximum exposure to losses relating to these VIEs was $412 million, which is limited to the carrying value of these assets.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing transparency for certain products changes, the Company may refine its methodologies and assumptions. During six months 2024, no changes were made to the Company’s valuation models that had (or are expected to have) a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

There was a transfer of securities into Level 3 in the investment portfolio and in CIVs due to changes in observability of pricing inputs in six months 2024. There were no other transfers from or into Level 3 during the periods presented.

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

    As of June 30, 2024, the Company used models to price 177 securities. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined based on an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts; and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which could have significantly affected the fair value of the securities.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Other Assets

Committed Capital Securities

Each of AG and AGM have entered into put agreements with four separate custodial trusts allowing each of AG and AGM to issue an aggregate of $200 million of non-cumulative redeemable perpetual preferred securities to the trusts in exchange for cash.

The arrangement entails four custodial trusts (Woodbourne Capital Trust I, II, III and IV) relating to AG and four custodial trusts (Sutton Capital Trust I, II, III and IV) relating to AGM, each of which issued $50 million face amount of “committed capital securities” (CCS) and invested the proceeds of that issuance in eligible assets that would enable the trust to have the cash necessary to respond to AG’s or AGM’s exercise, respectively, of a put option.

The put option consists of a right that each of AG and AGM have, pursuant to separate put agreements that AG and AGM entered into with each of the trusts, to issue to each trust $50 million of non-cumulative redeemable perpetual preferred stock, in exchange for an equivalent amount of cash (i.e., an aggregate of $200 million for each of AG and AGM). When AG or AGM exercises its put option, the relevant trust(s) must liquidate the portfolio of high-quality, liquid assets that it currently maintains and use the liquidation proceeds to purchase AG or AGM preferred stock, as applicable. The put agreements have no scheduled termination date or maturity, but may be terminated upon the occurrence of certain specified events. None of the events that would give rise to a termination of the put agreements have occurred.

Effective August 1, 2024, AGM merged with and into AG, with AG as the surviving company. Accordingly, effective as of August 1, 2024, all rights and obligations of AGM became rights and obligations of AG, including those under the CCS, and AG has the ability to exercise put options to raise up to $400 million of capital at any time.

The fair value of CCS, which is reported in other assets on the condensed consolidated balance sheets, represents the difference between the present value of the remaining expected put option premium payments under the put agreements, and the estimated present value of the amounts that the Company would hypothetically have to pay as of the reporting date for a comparable security. The change in fair value of the CCS are reported in “fair value gains (losses) on committed capital securities” in the condensed consolidated statements of operations. The estimated cost of the Company’s CCS as of the reporting date is based on several factors, including AGM and AG CDS spreads, the Company’s publicly traded debt and an estimation of the securities’ remaining term. The CCS are classified as Level 3.

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

The fair value of the Company’s credit derivative contracts generally represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions as of June 30, 2024 were such that market prices of the Company’s CDS contracts were not available.

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

The Company’s own credit risk is factored into the determination of the current premium based on the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS contracts referencing AG. AGM’s CDS spreads do not significantly affect the fair value of derivatives because of the characteristics of the derivative contracts remaining in its portfolio. The Company obtains the quoted price of CDS contracts traded on AG from market data sources published by third parties. As the cost to acquire CDS protection referencing AG increases, the amount of premium the Company retains on a transaction generally decreases.

In the Company’s valuation model, the current premium is not permitted to go below the minimum rate that the Company would charge to assume similar risks in the reporting period. This assumption can have the effect of limiting the amount of unrealized gains that are recognized on certain CDS contracts. Approximately 15.8% and 11.5%, based on fair value, of the Company’s CDS contracts were fair valued using this minimum premium as of June 30, 2024 and December 31, 2023, respectively.

A credit derivative liability on protection sold is the result of contractual cash inflows on in-force transactions that are lower than what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the reporting date. If the Company were able to freely exchange these contracts (i.e., assuming its contracts did not contain proscriptions on transfer and there was a viable exchange market), it would realize a loss representing the difference between the lower contractual premiums to which it is entitled and the current market premiums for a similar contract. The Company determines the fair value

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
of its CDS contracts by applying the difference between the current premium and the contractual premium for the remaining duration of each contract to the notional value of such contract and then discounting such amounts using the applicable discount rate corresponding to the weighted average remaining life of the contract. The rates used to discount future expected premium cash flows ranged from 3.58% to 4.89% as of June 30, 2024 and 3.26% to 4.81% as of December 31, 2023.

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

FG VIEs’ Assets and Liabilities

FG VIEs include Puerto Rico Trusts and structured finance and other FG VIEs. As of June 30, 2024 and December 31, 2023, assets in the Puerto Rico Trusts, consisted of one fixed-maturity debt security classified as Level 3. The Company elected the FVO for the Puerto Rico Trusts’ liabilities and they are classified as Level 3. Structured finance and other FG VIEs’ assets and liabilities are carried at fair value under the FVO and are classified as Level 3.

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

The change in fair value of FG VIEs’ assets and liabilities is reported in “fair value gains (losses) on FG VIEs” in the condensed consolidated statement of operations, except for the change in fair value attributable to change in ISCR on FG VIEs’ liabilities, which is reported in other comprehensive income.. Interest income and interest expense are derived from the trustee reports and also included in “fair value gains (losses) on FG VIEs.”

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

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of June 30, 2024

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Fixed-maturity securities, available-for-sale
Obligations of state and political subdivisions	$—	$2,138	$7	$2,145
U.S. government and agencies	—	72	—	72
Corporate securities	—	2,146	—	2,146
Mortgage-backed securities:
RMBS	—	327	150	477
CMBS	—	198	—	198
Asset-backed securities	—	103	795	898
Non-U.S. government securities	—	70	—	70
Total fixed-maturity securities, available-for-sale	—	5,054	952	6,006
Fixed-maturity securities, trading	—	221	—	221
Short-term investments	1,713	4	—	1,717
Other invested assets (1)	—	—	4	4
FG VIEs’ assets	—	—	160	160
Assets of CIVs:
Equity securities	—	—	93	93
Structured products	—	39	225	264
Total assets of CIVs	—	39	318	357
Other assets	61	56	8	125
Total assets carried at fair value	$1,774	$5,374	$1,442	$8,590
Liabilities:
Credit derivative liabilities	$—	$—	$38	$38
FG VIEs’ liabilities (2)	—	—	393	393
Total liabilities carried at fair value	$—	$—	$431	$431

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during second quarter 2024, second quarter 2023, six months 2024 and six months 2023.

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Second Quarter 2024

	Fixed-Maturity Securities, Available-for-Sale							Assets of CIVs
	Obligations of State and Political Subdivisions	RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities		Structured Products		Other (7)
	(in millions)
Fair value as of March 31, 2024	$6	$153		$821		$167		$89		$220		$5
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	4	(1)	1	(1)	(1)	(2)	4	(4)	(9)	(4)	2	(3)
Other comprehensive income (loss)	2	1		6		—		—		—		(1)
Purchases	—	—		1		—		—		22		—
Sales	—	—		—		—		—		(8)		—
Settlements	(1)	(8)		(34)		(6)		—		—		—
Fair value as of June 30, 2024	$7	$150		$795		$160		$93		$225		$6
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2024 included in:
Earnings						$(2)	(2)	$5	(4)	$(8)	(4)	$2	(3)
OCI	$2	$1		$6								$(1)

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Second Quarter 2024

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)
	(in millions)
Fair value as of March 31, 2024	$(39)		$(399)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	6	(6)	—
Other comprehensive income (loss)	—		2
Settlements	(1)		4
Fair value as of June 30, 2024	$(34)		$(393)
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2024 included in:
Earnings	$3	(6)	$2	(2)
OCI			$2

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Six Months 2024

	Fixed-Maturity Securities, Available-for-Sale							Assets of CIVs
	Obligations of State and Political Subdivisions	RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2023	$6	$154		$803		$174		$80		$189		$14
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	7	(1)	17	(1)	(3)	(2)	12	(4)	(5)	(4)	(8)	(3)
Other comprehensive income (loss)	2	2		8		1		—		—		—
Purchases	—	—		11		—		—		51		—
Sales	—	—		—		—		(2)		(20)		—
Settlements	(1)	(13)		(64)		(12)		—		—		—
Transfers into Level 3	—	—		20		—		3		10		—
Fair value as of June 30, 2024	$7	$150		$795		$160		$93		$225		$6
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2024 included in:
Earnings						$(5)	(2)	$12	(4)	$(2)	(4)	$(8)	(3)
OCI	$2	$2		$8		$1						$—

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Six Months 2024

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)
	(in millions)
Fair value as of December 31, 2023	$(50)		$(554)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	16	(6)	9	(2)
Other comprehensive income (loss)	—		—
Settlements	—		152
Fair value as of June 30, 2024	$(34)		$(393)
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2024 included in:
Earnings	$7	(6)	$4	(2)
OCI			$—

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Level 3 Fair Value Disclosures
Quantitative Information About Level 3 Fair Value Inputs
As of June 30, 2024

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$7	Yield	6.0%	-	20.0%	7.9%
RMBS	150	CPR	1.3%	-	17.0%	3.0%
		CDR	1.7%	-	18.7%	5.4%
		Loss severity	50.0%	-	125.0%	80.5%
		Yield	7.8%	-	11.5%	9.1%
Asset-backed securities:
CLOs	411	Discount margin	0.8%	-	9.4%	2.3%
Others	384	Yield	7.7%	-	10.1%	7.8%
FG VIEs’ assets (1)	160	CPR	0.2%	-	21.8%	7.2%
		CDR	1.3%	-	41.0%	10.5%
		Loss severity	45.0%	-	100.0%	83.0%
		Yield	5.4%	-	11.0%	9.6%
Assets of CIVs (3):
Equity securities	93	Discount rate	19.9%	-	30.7%	20.7%
		Market multiple-price to book	1.05x
		Market multiple-price to earnings	5.50x
		Terminal growth rate	4.0%
		Exit multiple-price to book	1.05x
		Exit multiple-price to earnings	5.50x
Structured products	225	Yield	10.7%	-	30.7%	17.9%
Other assets (1)	4	Implied Yield	7.6%	-	8.1%	7.8%
		Term (years)	10 years
Credit derivative liabilities, net (1)	(34)	Hedge cost (in basis points) (bps)	11.4	-	26.7	15.7
		Bank profit (in bps)	79.8	-	293.2	146.2
		Internal floor (in bps)	10.0
		Internal credit rating	AAA	-	CCC	A
FG VIEs’ liabilities (1)	(393)	CPR	0.2%	-	21.8%	7.2%
		CDR	1.3%	-	41.0%	10.5%
		Loss severity	45.0%	-	100.0%	83.0%
		Yield	5.1%	-	11.0%	6.3%
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Not Carried at Fair Value

Financial Guaranty Insurance Contracts

    Fair value is based on management’s estimate of what a similarly rated financial guaranty insurance company would demand to acquire the Company’s in-force book of financial guaranty insurance business. It is based on a variety of factors that include pricing assumptions management has observed for portfolio transfers, commutations and acquisitions that have occurred in the financial guaranty market, and also includes adjustments for stressed losses, ceding commissions and return on capital. The Company classified the fair value of financial guaranty insurance contracts as Level 3.

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
The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of June 30, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Assets of CIVs	$25	$25	$19	$19
Other assets (including other invested assets)	75	75	79	80
Financial guaranty insurance contracts (1)	(2,172)	(1,860)	(2,244)	(1,811)
Long-term debt	(1,696)	(1,569)	(1,694)	(1,593)
Other liabilities	(32)	(32)	(15)	(15)
____________________
(1)    Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses and salvage and subrogation and other recoverables net of reinsurance.

10.    Income Taxes

Overview

AGL is a tax resident in the U.K. although it remains a Bermuda-based company and its administrative and head office functions continue to be carried on in Bermuda.

Under Bermuda law, there was no Bermuda income, corporate or profits tax or withholding tax, capital gains tax or capital transfer tax payable by AGL or the Bermuda Subsidiaries (collectively, AG Re, AGRO and Cedar Personnel Ltd.) in 2023 and six months 2024.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
In July of 2023, the U.K. government passed legislation to implement the Organization for Economic Co-Operation and Development’s (OECD) Base Erosion and Profit Shifting (BEPS) Pillar Two income inclusion rule. This includes a multinational top-up tax which will apply to large multinational corporations for accounting periods beginning on or after December 31, 2023. This applies to AGL and its subsidiaries, requiring a minimum effective rate of 15% in all jurisdictions in which they operate.

On December 27, 2023 the Bermuda government enacted a corporate income tax at the rate of 15% which will apply the Bermuda Subsidiaries for accounting periods starting on or after January 1, 2025. The enactment of the corporate income tax regime required the Company to recognize Bermuda deferred taxes for the first time and was recognized in the period that includes the date of enactment. An economic transition adjustment (ETA) equal to the difference between the fair market value and the carrying value of assets and liabilities of each of the Company’s Bermuda insurance subsidiaries as of September 30, 2023 resulted in the establishment of a deferred tax asset and corresponding benefit of $189 million reported in the fourth quarter of 2023 consolidated statement of operations. The ETA is expected to be utilized over 10 to 15 years, beginning in 2025.

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

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities)

	As of
	June 30, 2024	December 31, 2023
	(in millions)
Net deferred tax assets (liabilities)	$259	$250
Net current tax assets (liabilities)	7	(9)

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

Changes in market conditions during 2024 and 2023, including rising interest rates, resulted in the recording of deferred tax assets related to net unrealized tax capital losses. When assessing recoverability of these deferred tax assets, the Company considers the ability and intent to hold the underlying securities to recovery in value, if necessary, as well as other factors as noted above. As of June 30, 2024 and December 31, 2023, based on all available evidence, including capital loss carryback capacity, the Company concluded that the deferred tax assets related to the unrealized tax capital losses on the available-for-sale securities portfolios are, more likely than not, expected to be realized.

Provision for Income Taxes

    The Company’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due, for example, to the variability in loss reserves, fair value of its credit derivatives and VIEs and foreign exchange gains and losses which prevents the Company from projecting a reliable estimated annual effective tax rate and pre-tax income for the full year 2024. A discrete calculation of the provision is calculated for each interim period.

    The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions. The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Effective Tax Rate Reconciliation

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions)
Expected tax provision (benefit)	$16	$23	$39	$43
Tax-exempt interest	(2)	(3)	(4)	(6)
NCI	—	—	(1)	(3)
State taxes	1	4	3	7
Foreign taxes	(3)	(4)	2	1
Global minimum tax	2	—	7	—
Other	(1)	(2)	(2)	(1)
Total provision (benefit) for income taxes	$13	$18	$44	$41
Effective tax rate	14.5%	12.6%	18.6%	15.6%

The expected tax provision (benefit) is calculated as the sum of pre-tax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Where there is a pre-tax loss in one jurisdiction and pre-tax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

 The following tables present pre-tax income and revenue by jurisdiction.

Pre-tax Income (Loss) by Tax Jurisdiction

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions)
U.S.	$87	$117	$216	$225
Bermuda	17	33	47	58
U.K.	(7)	(4)	(18)	(15)
France	(3)	(2)	(7)	(4)
Total	$94	$144	$238	$264

Revenue by Tax Jurisdiction

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions)
U.S.	$166	$293	$370	$528
Bermuda	31	58	67	93
U.K.	5	8	11	21
France	—	1	(1)	1
Total	$202	$360	$447	$643

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Pre-tax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Audits

As of June 30, 2024, AGUS had open tax years with the U.S. Internal Revenue Service (IRS) for 2018 forward and is currently under audit for the 2018 and 2019 tax years. As of June 30, 2024, Assured Guaranty Overseas US Holdings Inc. had open tax years with the IRS for 2020 forward and is not currently under audit with the IRS. In September 2022, His Majesty’s Revenue & Customs (HMRC) completed a business risk review of Assured Guaranty that commenced in July 2022 and assigned a low-risk rating for corporate taxes in the U.K. In December 2023, HMRC issued an inquiry into the Company’s 2021 U.K. tax returns. As of December 31, 2023, the Company's U.K. subsidiaries had open tax years with HMRC for 2021 forward. The Company’s French subsidiary is not currently under examination and has open tax years of 2020 forward.

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

    In addition, in the ordinary course of their respective businesses, certain of AGL’s insurance subsidiaries are involved in litigation with third parties to recover insurance losses paid in prior periods or prevent or reduce losses in the future. For example, the Company is involved in a number of legal actions in the Federal District Court of Puerto Rico to enforce or defend its rights with respect to the obligations it insures of Puerto Rico and its related PREPA. There remains one active proceeding related to PREPA, while there are a number of unresolved proceedings related to PREPA that remain stayed pending the Federal District Court of Puerto Rico’s determination on the PREPA plan of adjustment. See Note 3, Outstanding Exposure, Exposure to Puerto Rico, for a description of such actions. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year. In the first quarter of 2023, the Company reduced its previously recorded accrual of $20 million to zero in connection with developments in litigation.

    The Company also receives subpoenas and interrogatories from regulators from time to time.

Litigation

    On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AG, which, in the past, had provided credit protection to counterparties under CDS. AG acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York (the Court), asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination in December 2008 of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP’s termination in July 2009 of 28 other credit derivative transactions between LBIE and AGFP and AGFP’s calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP had terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and properly calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed (as described below) and approximately $21 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On March 15, 2013, the Court granted AGFP’s motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE’s claim with respect to the 28 other credit derivative transactions. Following a bench trial, on March 8, 2023, the Court rendered its decision and found in favor of AGFP. On June 30, 2023, the clerk entered judgment in favor of AGFP in the amount of approximately $54 million plus post-judgment simple interest at an annual rate of 8%. On July 1, 2023, AGFP moved the Court to award it approximately $58 million for attorneys’ fees and expenses AGFP incurred through March 2023. The parties reached a confidential settlement with respect to this motion for attorneys’ fees, and AGFP withdrew the motion without prejudice on October 30, 2023. On

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
September 22, 2023, LBIE appealed the Court’s post-trial decision to the New York Appellate Division’s First Judicial Department (Appellate Division). On March 14, 2024, the Appellate Division affirmed the Court’s judgment. On April 15, 2024, LBIE moved for leave to reargue its appeal before the Appellate Division or to appeal to the New York Court of Appeals, which the Appellate Division denied on July 18, 2024. The Company continues to evaluate developments related to this case including any issues associated with any further appeals by the plaintiff. The Company did not accrue in its condensed consolidated financial statements for the judgment it was awarded or the attorneys’ fees it sought.

12.    Shareholders’ Equity

Other Comprehensive Income

The following tables present the changes in each component of accumulated other comprehensive income (AOCI) and the effect of reclassifications out of AOCI into the respective lines in the condensed consolidated statements of operations.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Second Quarter 2024

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, March 31, 2024	$(231)	$(103)	$(21)	$(37)	$5	$(387)
Other comprehensive income (loss) before reclassifications	(15)	4	1	(1)	—	(11)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(4)	(2)	—	—	—	(6)
Total before tax	(4)	(2)	—	—	—	(6)
Tax (provision) benefit	1	(1)	—	—	—	—
Total amount reclassified from AOCI, net of tax	(3)	(3)	—	—	—	(6)
Other comprehensive income (loss)	(12)	7	1	(1)	—	(5)
Balance, June 30, 2024	$(243)	$(96)	$(20)	$(38)	$5	$(392)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Accumulated Other Comprehensive Income (Loss) by Component
Second Quarter 2023

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, March 31, 2023	$(254)	$(105)	$(24)	$(43)	$6	$(420)
Other comprehensive income (loss) before reclassifications	(30)	(18)	1	1	—	(46)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	1	(10)	—	—	—	(9)
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Interest expense	—	—	—	—	1	1
Total before tax	1	(10)	(1)	—	1	(9)
Tax (provision) benefit	(1)	2	—	—	—	1
Total amount reclassified from AOCI, net of tax	—	(8)	(1)	—	1	(8)
Other comprehensive income (loss)	(30)	(10)	2	1	(1)	(38)
Balance, June 30, 2023	$(284)	$(115)	$(22)	$(42)	$5	$(458)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Six Months 2024

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2023	$(202)	$(104)	$(20)	$(38)	$5	$(359)
Other comprehensive income (loss) before reclassifications	(46)	14	(1)	—	—	(33)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(6)	8	—	—	—	2
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	(6)	8	(1)	—	—	1
Tax (provision) benefit	1	(2)	—	—	—	(1)
Total amount reclassified from AOCI, net of tax	(5)	6	(1)	—	—	—
Other comprehensive income (loss)	(41)	8	—	—	—	(33)
Balance, June 30, 2024	$(243)	$(96)	$(20)	$(38)	$5	$(392)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Accumulated Other Comprehensive Income (Loss) by Component
Six Months 2023

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2022	$(343)	$(110)	$(23)	$(45)	$6	$(515)
Other comprehensive income (loss) before reclassifications	61	(17)	(1)	3	—	46
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	4	(15)	—	—	—	(11)
Fair value gains (losses) on FG VIEs	—	—	(2)	—	—	(2)
Interest expense	—	—	—	—	1	1
Total before tax	4	(15)	(2)	—	1	(12)
Tax (provision) benefit	(2)	3	—	—	—	1
Total amount reclassified from AOCI, net of tax	2	(12)	(2)	—	1	(11)
Other comprehensive income (loss)	59	(5)	1	3	(1)	57
Balance, June 30, 2023	$(284)	$(115)	$(22)	$(42)	$5	$(458)

Share Repurchases

    On May 2, 2024, AGL’s Board of Directors (the Board) authorized the repurchase of an additional $300 million of its common shares. As of August 6, 2024, the Company was authorized to purchase $275 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (1) (in millions)	Average Price Paid Per Share (1)
2023 (January 1 - March 31)	36,369	$2	$62.23
2023 (April 1 - June 30)	453,942	24	53.08
2023 (July 1- September 30)	1,065,902	64	59.67
2023 (October 1- December 31)	1,659,680	109	65.83
Total 2023	3,215,893	$199	$61.95
2024 (January 1 - March 31)	1,539,278	129	84.07
2024 (April 1 - June 30)	1,928,328	152	78.50
2024 (July 1 - August 6)	599,497	48	79.96
Total 2024	4,067,103	$329	$80.82
____________________
(1)    Excludes commissions and excise taxes.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
13.    Earnings Per Share

Computation of Earnings Per Share

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$78	$125	$187	$206
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	1	1	1
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$78	$124	$186	$205
Basic shares	54.1	59.2	54.9	59.1
Basic EPS	$1.43	$2.09	$3.38	$3.46

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$78	$124	$186	$205
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$78	$124	$186	$205
Basic shares	54.1	59.2	54.9	59.1
Dilutive securities:
Restricted stock awards	0.9	0.9	1.2	1.2
Diluted shares	55.0	60.1	56.1	60.3
Diluted EPS	$1.41	$2.06	$3.31	$3.40
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.1	0.2	0.1	0.1

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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially from those expressed in, or implied or projected by, the forward-looking information and statements. Among factors that could cause actual results to differ adversely are:

(i) significant changes in inflation, interest rates, the world’s credit markets or segments thereof, credit spreads, foreign exchange rates or general economic conditions, including the possibility of a recession or stagflation; (ii) geopolitical risk, terrorism and political violence risk, including those arising out of Russia’s invasion of Ukraine and intentional or accidental escalation between The North Atlantic Treaty Organization (NATO) and Russia, conflict in the Middle East and confrontation over Iran’s nuclear program, the polarized political environment of the 2024 United States (U.S.) presidential election and U.S. – China strategic competition; (iii) cybersecurity risk and the impacts of artificial intelligence, machine learning and other technological advances, including potentially increasing the risks of malicious cyber attacks, dissemination of misinformation, and disruption of markets; (iv) the possibility of a U.S. government shutdown, payment defaults on the debt of the U.S. government or instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, and downgrades to their credit ratings; (v) developments in the world’s financial and capital markets, including stresses in the financial condition of banking institutions in the U.S. and the possibility that increasing participation of unregulated financial institutions in these markets results in losses or lower valuations of assets, reduced liquidity and credit and/or contraction of these markets, that adversely affect repayment rates of insured obligors, Assured Guaranty’s insurance loss or recovery experience, or investments of Assured Guaranty; (vi) reduction in the amount of available insurance opportunities and/or in the demand for Assured Guaranty’s insurance; (vii) the possibility that budget or pension shortfalls or other factors will result in credit losses or liquidity claims on obligations of state, territorial and local governments and their related authorities and public corporations that Assured Guaranty insures or reinsures; (viii) insured losses, including losses with respect to related legal proceedings, in excess of those expected by Assured Guaranty or the failure of Assured Guaranty to realize loss recoveries that are assumed in its expected loss estimates for insurance exposures, including as a result of the final resolution of Assured Guaranty’s Puerto Rico Electric Power Authority (PREPA) exposure or the amounts recovered on securities received in connection with the resolution of Puerto Rico exposures already resolved; (ix) the impact of Assured Guaranty satisfying its obligations under insurance policies with respect to legacy insured Puerto Rico bonds; (x) increased competition, including from new entrants into the financial guaranty industry, nonpayment insurance and other forms of capital saving or risk syndication available to banks and insurers; (xi) the possibility that investments made by Assured Guaranty for its investment portfolio, including alternative investments, do not result in the benefits anticipated or subject Assured Guaranty to reduced liquidity at a time it requires liquidity, or to other negative or unanticipated consequences; (xii) the impacts of Assured Guaranty’s transactions with Sound Point Capital Management, LP (Sound Point, LP) and certain of its investment management affiliates (together with Sound Point, LP, Sound Point) and/or Assured Healthcare Partners LLC (AHP) on Assured Guaranty and its relationships with its shareholders, regulators, rating agencies, employees and the obligors it insures and on the asset management business contributed to Sound Point, LP and on the business of AHP and their relationships with their respective clients and employees; (xiii) the possibility that strategic transactions made by Assured Guaranty, including the transactions with Sound Point and/or AHP and/or merger of Assured Guaranty Municipal Corp. (AGM) with and into Assured Guaranty Inc. (AG, formerly Assured Guaranty Corp.), do not result in the benefits anticipated or subject Assured Guaranty to negative consequences; (xiv) the inability to control the business, management or policies of entities in which Assured Guaranty holds a minority interest; (xv) the impact of market volatility on the fair value of Assured Guaranty’s assets and liabilities subject to mark-to-market, including certain of its investments, contracts accounted for as derivatives, its committed capital securities, its consolidated investment vehicles and certain consolidated variable interest entities (VIEs); (xvi) rating agency action, including a ratings downgrade, a change in outlook, the placement of ratings on watch for downgrade, or a change in rating criteria, at any time, of AGL or any of its insurance subsidiaries, and/or of any securities AGL or any of its subsidiaries have issued, and/or of transactions that AGL’s insurance subsidiaries have insured; (xvii) the inability of Assured Guaranty to access external sources of capital on acceptable terms; (xviii) changes in applicable accounting policies or practices; (xix) changes in applicable laws or regulations, including insurance, bankruptcy and tax laws, or other governmental actions; (xx) difficulties with the execution of Assured Guaranty’s business strategy; (xxi) loss of key personnel; (xxii) the effects of mergers, acquisitions and divestitures;

(xxiii) public health crises, including pandemics and endemics, and the governmental and private actions taken in response to such events; (xxiv) natural or man-made catastrophes; (xxv) the impact of climate change on Assured Guaranty’s business and regulatory actions taken related to such risk; (xxvi) other risk factors identified in AGL’s filings with the U.S. Securities and Exchange Commission (SEC); (xxvii) other risks and uncertainties that have not been identified at this time; and (xxviii) management’s response to these factors.

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

For these statements, the Company claims the protection of the safe harbor for forward looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

The Corporate division primarily consists of: (i) interest expense and any losses on the extinguishment of the debt of Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) (the U.S. Holding Companies); and (ii) other corporate operating expenses of AGL and the U.S. Holding Companies. The Other category in the segment tables below primarily includes the effect of consolidating FG VIEs and CIVs (FG VIE and CIV consolidation), intersegment eliminations and, prior to July 1, 2023, the reclassification of reimbursable fund expenses. See Item 1, Financial Statements, Note 2, Segment Information.

Economic Environment

Real gross domestic product increased at an annual rate of 2.8% in the three-month period ended June 30, 2024 (second quarter 2024), compared to an increase of 1.4% in the three-month period ended March 31, 2024 (first quarter 2024), according to the second quarter 2024 advance estimate news release issued by the U.S. Bureau of Economic Analysis. At the end of June 2024, the U.S. unemployment rate, seasonally adjusted, stood at 4.1%, higher than where it stood at the end of first quarter 2024 at 3.8%. The Company believes a more robust economy makes it less likely that obligors whose obligations it guarantees will default.

According to the U.S. Bureau of Labor Statistics, the inflation rate in the U.S. before seasonal adjustment for the 12-month period ending June 2024, as measured by the Consumer Price Index for All Urban Consumers, was 3.0%, as compared to 3.5% for the 12-month period ending March 2024. According to the United Kingdom’s (U.K.) Office for National Statistics, the Consumer Prices Index including owner occupiers’ housing costs rose 2.8% for the 12 months through June 2024, down from 3.8% for the 12 months ended March 2024. Consumer price inflation in the U.K. increases reported net par outstanding for certain U.K. exposures with approximately $22.7 billion of net par outstanding as of June 30, 2024, and also increases projected future installment premiums on the portion of such exposure that pays at least a portion of the premium on an installment basis over the term of the exposure.

With the Federal Open Market Committee (FOMC) acknowledging the need to combat inflation, in March 2022 the FOMC began again raising the target range for the federal funds rate and stated that it would reduce its holdings of treasury securities and agency debt and agency mortgage-backed securities. From March 2022 through July 2023, the FOMC raised the federal funds rate from a range of 0% to 0.25% where it started 2022 to a target range of 5.25% to 5.50%. Since its July 2023 meeting, the FOMC has maintained the federal funds rate at 5.25% to 5.50%, including through its most recent meeting held July 30-31, 2024, stating that it would continue to assess additional information and its implications for monetary policy. The FOMC has repeatedly declared that it seeks to achieve maximum employment and inflation at the rate of 2% over the longer run. In considering any adjustments to the target range for the federal funds rate, the FOMC has indicated it will carefully assess incoming data, the evolving outlook, and the balance of risks, and that it does not expect it will be appropriate to reduce the target range until it has greater confidence that inflation is moving sustainably towards 2%. These assessments will take into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international developments.

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

The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company’s largest financial guaranty insurance market, U.S. public finance. The MMD rate averaged 3.82% for the quarter ended June 2024, higher than the 3.57% average for the quarter ended March 2024, and higher than the 3.41% average for the quarter ended June 2023. Meanwhile, the difference, or credit spread, between the 30-year BBB-rated general obligation relative to the 30-year AAA MMD averaged 90 basis points (bps) in the quarter ended June 2024, which is slightly narrower than the 92 bps average for the quarter ended March 2024, and narrower than the 101 bps average for the quarter ended June 2023. The Company believes that, wider spreads could permit it to increase its premium rates on new business, and higher interest rates may also increase the amount the Company can earn on its largely fixed-maturity securities.

Additionally, the Company believes that higher interest rates are discouraging some homeowners from moving as many are locked into lower mortgage interest rates at the homes in which they reside, which, in turn, is restricting housing inventory and leading to an increase in home prices as demand outpaces supply. The increase in housing prices may benefit distressed residential mortgage-backed securities (RMBS) the Company insures. The National Association of Realtors reported that year-over-year existing-home sales decreased 5.4% from June 2023 to June 2024, while the median existing-home sales price increased 4.1% from June 2023 ($410,100) to June 2024 ($426,900).

Key Business Strategies

The Company continually evaluates its business strategies and is currently pursuing key business strategies in three areas: (i) insurance; (ii) asset management and alternative investments; and (iii) capital management.

Insurance

The Company seeks to grow the insurance business through new business production, acquisitions of legacy financial guarantors or reinsurance or novation of their insured portfolios, and to continue to mitigate losses in its current insured portfolio.

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

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Six Months 2024	Six Months 2023	Year Ended December 31, 2023
	(dollars in billions, except number of issues and percentages)
Par:
New municipal bonds issued	$236.7	$172.5	$362.8
Total insured	$19.4	$15.6	$31.8
Insured by Assured Guaranty	$10.8	$9.8	$19.5
Number of issues:
New municipal bonds issued	4,027	3,525	7,268
Total insured	767	622	1,397
Insured by Assured Guaranty	330	290	645
Bond insurance market penetration based on:
Par	8.2%	9.0%	8.8%
Number of issues	19.0%	17.6%	19.2%
Single A par sold	27.2%	36.8%	31.1%
Single A transactions sold	65.3%	62.3%	61.6%
$25 million and under par sold	23.0%	22.3%	24.6%
$25 million and under transactions sold	24.1%	21.2%	23.6%
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

Merger of the U.S. Insurance Subsidiaries

On August 1, 2024, AGM merged with and into AG, with AG as the surviving company. Upon the merger all liabilities of AGM, including insurance policies issued or assumed by AGM, became obligations of AG. The Company believes that the combination of AG and AGM will simplify Assured Guaranty’s organizational and capital structure and grow its business. The combined company, as compared with either AG or AGM before the merger, has a larger, more highly diversified insured portfolio, a larger investment portfolio and a larger capital base, creating a more efficient capital structure and greater claims-paying resources.

In addition, the combined company, as compared with either AG or AGM before the merger, has larger regulatory single risk limits. Such limits are applicable to each financial guaranty insurer for obligations issued by a single entity and backed by a single revenue source. Since the combined company has greater policyholder’s surplus and contingency reserves, as compared to standalone AG or AGM before the merger, the dollar amounts for its single risk limits on obligations issued by a single entity and backed by a single revenue source are also greater.

Prior to the merger, AG had been directly owned by AGUS. As a result of the merger, effective as of August 1, 2024, AG is directly owned by AGMH, a subsidiary of AGUS.

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

In 2022, as a result of the resolution of the Company’s exposure to insured Puerto Rico credits experiencing payment default other than PREPA (2022 Puerto Rico Resolutions), the Company received cash, new general obligation bonds (New GO Bonds), new bonds backed by toll revenues (Toll Bonds, and together with New GO Bonds, New Recovery Bonds) and contingent value instruments (CVIs). The CVIs are intended to provide creditors with additional recoveries tied to the outperformance of the Puerto Rico 5.5% Sales and Use Tax receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. The Company may sell in the future any CVIs it continues to hold. The Company continues to work to resolve its remaining unresolved defaulted Puerto Rico exposure, PREPA. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Item 1, Financial Statements, Note 3, Outstanding Exposure, and the “—Insured Portfolio” section below.

The Company is, and for several years has been, working with the servicers of some of the RMBS transactions it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans to help improve the performance of the related RMBS.

The Company may also purchase attractively priced obligations, including below-investment-grade (BIG) obligations, that it has insured and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The fair value of Loss Mitigation Securities as of June 30, 2024 (excluding the value of the Company’s insurance) was $465 million.

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

Asset Management and Alternative Investments

Until July 1, 2023, the Company pursued its asset management strategy through AssuredIM. Upon the closing of the transaction with Sound Point (Sound Point Transaction) and the transaction with AHP (AHP Transaction), effective as of July 1, 2023, the Company participates in the asset management business through its ownership interest in Sound Point, and no longer directly manages investments for third parties. The Company’s ownership interest in Sound Point furthers its strategy of participating in a fee-based earnings stream independent of the risk-based premiums generated by its financial guaranty business. The Sound Point business was strengthened by the addition of AssuredIM’s assets under management (AUM) (excluding AUM relating to AHP). See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for a description of the Sound Point Transaction and the AHP Transaction.

The Company expects its relationship with Sound Point to also enhance its alternative investment opportunities. The Company has agreed to invest an aggregate amount of $1.5 billion in alternative investments, including $1 billion in Sound Point managed investments.

Capital Management

The Company has developed strategies to efficiently manage capital within the Assured Guaranty group.

From 2013 through August 6, 2024, the Company has repurchased 148 million common shares for approximately $5.2 billion, representing approximately 76% of the total shares outstanding at the beginning of the repurchase program in 2013. On May 2, 2024, the AGL Board of Directors (the Board) authorized the repurchase of an additional $300 million of the Company’s common shares. Under this and previous authorizations, as of August 6, 2024, the Company was authorized to purchase $275 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 12, Shareholders’ Equity, for additional information about the Company’s repurchases of its common shares.

Summary of Share Repurchases

	Amount (1)	Number of Shares	Average price per share (1)
	(in millions, except per share data)
2013 - 2023	$4,860	144.09	$33.73
2024 (first quarter)	129	1.54	84.07
2024 (second quarter)	152	1.93	78.50
2024 (through August 6)	48	0.60	79.96
Cumulative repurchases since the beginning of 2013	$5,189	148.16	35.02
____________________
(1)    Excludes commissions and excise taxes.

As of June 30, 2024, the estimated accretive effect of the cumulative repurchases of common shares since the beginning of 2013 was approximately: $51.21 per share in shareholders’ equity attributable to AGL, $55.44 per share in adjusted operating shareholders’ equity and $93.47 per share in adjusted book value.

In May 2024, the New York State Department of Financial Services (NYDFS) approved, and AGM implemented, the redemption of approximately $100 million of its shares of common stock from AGMH.

In connection with the merger of AGM into AG, the Maryland Insurance Administration (MIA) approved, and on August 5, 2024 AG implemented, the redemption of approximately $300 million of its shares of common stock from AGMH in exchange for cash of $172 million and the remainder in alternative investments.

The Company considers the appropriate mix of debt and equity in its capital structure. In 2023, the Company issued $350 million in 6.125% Senior Notes due in 2028 and used the proceeds primarily to redeem $330 million of 5% Senior Notes due in 2024. Since the second quarter of 2017, AGUS has also purchased $154 million in principal of AGMH’s outstanding Junior Subordinated Debentures.

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

Financial Performance of Assured Guaranty

Financial Results

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions, except per share amounts)
GAAP
Net income (loss) attributable to AGL	$78	$125	$187	$206
Net income (loss) attributable to AGL per diluted share	$1.41	$2.06	$3.31	$3.40
Weighted average diluted shares	55.0	60.1	56.1	60.3

Non-GAAP
Adjusted operating income (loss) (1)	$80	$36	$193	$104
Adjusted operating income per diluted share	$1.44	$0.60	$3.41	$1.72
Weighted average diluted shares	55.0	60.1	56.1	60.3

Components of total adjusted operating income (loss)
Insurance segment	$116	$106	$265	$223
Asset Management segment	—	(2)	1	(3)
Corporate division	(35)	(50)	(72)	(94)
Other (2)	(1)	(18)	(1)	(22)
Adjusted operating income (loss)	$80	$36	$193	$104

Insurance Segment
Gross written premiums (GWP)	$132	$95	$193	$181
Present value of new business production (PVP) (1)	155	91	218	203
Gross par written	9,423	8,974	13,166	14,337

	As of June 30, 2024		As of December 31, 2023
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$5,539	$104.15	$5,713	$101.63
Adjusted operating shareholders' equity (1)	5,844	109.88	5,990	106.54
Adjusted book value (1)	8,598	161.65	8,765	155.92
Common shares outstanding (3)	53.2		56.2
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
(3)    See “— Overview — Key Business Strategies — Capital Management” above for information on common share repurchases.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Revenues:
Net earned premiums	$84	$85	$203	$166
Net investment income	81	89	165	170
Asset management fees	—	27	—	53
Net realized investment gains (losses)	(6)	(9)	2	(11)
Fair value gains (losses) on credit derivatives	6	91	16	106
Fair value gains (losses) on CCS	1	1	(9)	(15)
Fair value gains (losses) on FG VIEs	(1)	(3)	(4)	(8)
Fair value gains (losses) on CIVs	11	6	33	64
Foreign exchange gains (losses) on remeasurement	—	28	(12)	48
Fair value gains (losses) on trading securities	17	40	43	38
Other income (loss)	9	5	10	32
Total revenues	202	360	447	643
Expenses:
Loss and LAE (benefit)	(2)	55	(3)	59
Interest expense	23	22	46	43
Amortization of deferred acquisition cost (DAC)	3	3	9	6
Employee compensation, benefit and other operating expenses:
Asset management subsidiaries	4	43	4	88
Insurance and other subsidiaries	85	98	182	190
Total expenses	113	221	238	386
Income (loss) before income taxes and equity in earnings (losses) of investees	89	139	209	257
Equity in earnings (losses) of investees	5	5	29	7
Income (loss) before income taxes	94	144	238	264
Less: Provision (benefit) for income taxes	13	18	44	41
Net income (loss)	81	126	194	223
Less: Noncontrolling interests	3	1	7	17
Net income (loss) attributable to Assured Guaranty Ltd.	$78	$125	$187	$206

Effective tax rate	14.5%	12.6%	18.6%	15.6%

Second Quarter 2024 Compared with Second Quarter 2023

Net income attributable to AGL for second quarter 2024 was lower compared with the three-month period ended June 30, 2023 (second quarter 2023) primarily due to:

•lower fair value gains on credit derivatives,
•foreign exchange gains on remeasurement in second quarter 2023, and
•lower fair value gains on trading securities in second quarter 2024.

These decreases were offset in part by:

•loss and LAE benefit in second quarter 2024 compared with loss and LAE in second quarter 2023, and

•employee compensation and operating expenses associated with the Sound Point Transaction and AHP Transaction of $24 million in second quarter 2023.

Six Months 2024 Compared with Six Months 2023

Net income attributable to AGL for six months 2024 was lower compared with the six-month period ended June 30, 2023 (six months 2023) primarily due to:

•lower fair value gains on credit derivatives,
•foreign exchange losses on remeasurement in six months 2024, compared with gains in six months 2023,
•lower fair value gains on CIVs, and
•lower other income mainly due to the reversal of a previously recorded litigation accrual of $20 million in six months 2023.

These decreases were offset in part by:

•a benefit in loss and LAE in six months 2024 compared with a loss and LAE in six months 2023,
•higher net earned premiums in six months 2024 compared with six months 2023 primarily due to one large refunded transaction, and
•employee compensation and operating expenses associated with the Sound Point Transaction and AHP Transaction of $31 million in six months 2023.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19% prior to March 31, 2023 and 25% after April 1, 2023, the French subsidiary taxed at the French marginal corporate tax rate of 25%, and Assured Guaranty Re Ltd. (AG Re) and Cedar Personnel Ltd. taxed at the Bermuda marginal corporate tax rate of 0%. Effective January 1, 2024, the U.K. adopted a global minimum tax rate of 15% under the Organization for Economic Co-Operation and Development’s Base Erosion and Profit Shifting Pillar Two rules. See Item 1, Financial Statements, Note 10, Income Taxes.

Adjusted Operating Income

Adjusted operating income in second quarter 2024 was $80 million compared with $36 million in second quarter 2023. The increase was primarily due to a benefit in loss expense in second quarter 2024 compared with loss expense in second quarter 2023 and employee compensation and operating expenses associated with the Sound Point Transaction and AHP Transaction in second quarter 2023, partially offset by lower fair value gains on Puerto Rico CVIs..

Adjusted operating income in six months 2024 was $193 million, compared with $104 million in six months 2023. The increase was primarily due to a benefit in loss expense in six months 2024, compared with a loss expense in six months 2023. employee compensation and operating expenses associated with the Sound Point Transaction and AHP Transaction in six months 2023, and higher net earned premiums from refundings in six months 2024, partially offset by the release of a litigation accrual in six months 2023.. See “— Results of Operations — Reconciliation to GAAP” for the reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

Book Value and Adjusted Book Value

Shareholders’ equity attributable to AGL as of June 30, 2024 decreased compared with December 31, 2023, primarily due to share repurchases of $281 million and dividends of $36 million, offset in part by net income of $187 million. Adjusted operating shareholders’ equity and adjusted book value also decreased primarily due to share repurchases and dividends, partially offset by operating income of $193 million and, in the case of adjusted book value, GWP of $193 million. See “— Non-GAAP Financial Measures” below for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and adjusted book value.

On a per share basis, shareholders’ equity attributable to AGL, adjusted operating shareholders’ equity and adjusted book value increased as of June 30, 2024 compared with December 31, 2023, due, in part, to the accretive effect of the share repurchase program. See “— Non-GAAP Financial Measures” for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and adjusted book value.

Other Matters

Inflation

By some key measures, consumer price inflation in the U.S. and the U.K. was higher in recent years than it has been in decades, and interest rates generally increased. Consumer price inflation in the U.K. can impact the Company directly by increasing exposure for certain index-linked U.K. debt with par that accretes with increasing inflation, and also increasing projected future installment premiums on the portion of such exposure that pays at least some of the premium on an installment basis over the term of the exposure. Consumer price inflation may also impact the Company indirectly to the extent it makes it more difficult for obligors to make their debt payments, and may be accompanied by higher interest rates.

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

The Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no material direct exposure to Ukraine or Russia. In fact, the Company’s direct insurance exposure to eastern Europe generally is limited to approximately $233 million in net par outstanding as of June 30, 2024, comprising $194 million net par exposure to the sovereign debt of Poland and $39 million net par exposure to a toll road in Hungary. The Company rates all such exposure investment grade.

Middle East Conflict

In light of recent events in the Middle East, the Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, for exposures to the Middle East. After review, the Company’s surveillance and treasury functions have identified no material direct exposure to such area. The Company’s direct insurance exposure to the Middle East is generally limited to approximately $69 million in net par outstanding as of June 30, 2024, comprised of funded commitments to subscription finance facilities; however, such exposure may increase to a total of approximately $102 million to the extent all unfunded commitments under the facilities are ultimately funded. The Company rates all such insurance exposure investment grade.

Results of Operations

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment and require the Company to make estimates and assumptions, based on available information, that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. Estimates are inherently subject to change and actual results could differ from those estimates, and the differences may be material to the condensed consolidated financial statements.

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
•Fair value of certain assets and liabilities, primarily:
•Investments (primarily Loss Mitigation Securities and alternative investments)
•Assets and liabilities of CIVs
•Assets and liabilities of FG VIEs
•Credit derivatives;
•Acquisition date fair value of the equity method investment in Sound Point;
•Impairments of equity method investments and financial instruments; and
•Income tax assets and liabilities, including the recoverability of all deferred tax assets (liabilities) and in particular the Bermuda deferred tax asset reported in 2023.

See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, of the Company’s 2023 Annual Report on Form 10-K for the Company’s significant accounting policies which includes a reference to the applicable note where further details regarding the significant estimates and assumptions are provided, as well as Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2023 Annual Report on Form 10-K for further details regarding the sensitivity analyses.

Results of Operations by Segment

The Company analyzes the operating performance of each segment using each segment’s adjusted operating income as described in Item 1, Financial Statements, Note 2, Segment Information.

Insurance Segment Results

Insurance Segment Results

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions)
Segment revenues
Net earned premiums and credit derivative revenues	$87	$88	$209	$172
Net investment income	81	90	164	172
Fair value gains (losses) on trading securities	17	40	43	38
Foreign exchange gains (losses) on remeasurement	—	2	—	3
Other income (loss)	4	4	2	29
Total segment revenues	189	224	418	414
Segment expenses
Loss expense (benefit)	—	44	4	53
Amortization of DAC	3	3	9	6
Employee compensation and benefit expenses	40	36	88	75
Other operating expenses	27	27	54	55
Total segment expenses	70	110	155	189
Equity in earnings (losses) of investees	15	5	55	35
Segment adjusted operating income (loss) before income taxes	134	119	318	260
Less: Provision (benefit) for income taxes	18	13	53	37
Segment adjusted operating income (loss)	$116	$106	$265	$223

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

    Refundings occur in the public finance market when municipalities and other public finance issuers pay down insured obligations prior to their originally scheduled maturities. Refundings tend to increase when issuers can refinance their debt obligations at lower rates than they are currently paying. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When issuers pay down insured obligations, the Company is no longer on risk for payment defaults, and therefore accelerates the recognition of the remaining nonrefundable deferred premium revenue. The amortization of the Company’s outstanding book of business along with the previously high levels of refunding activity and the higher interest rate environment has led to a lower volume of refunding opportunities over the last several years.

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
Insurance Segment
Net Earned Premiums and Credit Derivative Revenues

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions)
Net earned premiums:
Financial guaranty insurance:
Public finance
Scheduled net earned premiums (1)	$64	$61	$129	$123
Refundings and terminations	3	8	40	12
Total public finance	67	69	169	135
Structured finance
Scheduled net earned premiums (1)	16	16	30	31
Accelerations	—	—	2	—
Total structured finance	16	16	32	31
Specialty insurance and reinsurance	1	1	3	2
Total net earned premiums	84	86	204	168

Credit derivative revenues	3	2	5	4
Total net earned premiums and credit derivative revenues	$87	$88	$209	$172
____________________
(1)    Includes accretion of discount.

    Net earned premiums and credit derivative revenues increased in six months 2024 compared with six months 2023 primarily due to a large refunded transaction in the first quarter of 2024. As of June 30, 2024, $3.7 billion of net deferred premium revenue on financial guaranty insurance remained to be earned over the life of the insurance contracts.

New Business Production

Gross Written Premiums and
New Business Production

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions)
GWP
Public finance—U.S.	$103	$78	$147	$100
Public finance—non-U.S.	25	9	27	45
Structured finance—U.S.	2	5	15	33
Structured finance—non-U.S.	2	3	4	3
Total GWP	$132	$95	$193	$181
PVP (1):
Public finance—U.S.	$116	$77	$159	$99
Public finance—non-U.S.	33	6	34	36
Structured finance—U.S.	4	3	19	30
Structured finance—non-U.S. (2)	2	5	6	38
Total PVP	$155	$91	$218	$203
Gross Par Written (1):
Public finance—U.S.	$7,043	$7,747	$9,952	$10,654
Public finance—non-U.S.	1,572	249	1,572	609
Structured finance—U.S.	214	252	694	834
Structured finance—non-U.S. (2)	594	726	948	2,240
Total gross par written	$9,423	$8,974	$13,166	$14,337
____________________
(1)    PVP and Gross Par Written in the table above are based on “close date,” when the transaction settles. See “— Non-GAAP Financial Measures — PVP or Present Value of New Business Production.” PVP was discounted at 5.0% in second quarter 2024 and six months 2024 and 4.0% in second quarter 2023 and six months 2023.
(2)    Six months 2023 PVP and gross par written include the present value of future gross revenues and exposure, respectively, associated with a financial guaranty written by the Company that, under GAAP, is accounted for under Accounting Standards Codification (ASC) 460, Guarantees.

Second Quarter 2024

U.S. public finance GWP and PVP in second quarter 2024 were higher than the comparable GWP and PVP in second quarter 2023, primarily due to two large transportation revenue transactions that were closed in second quarter 2024. The Company’s direct par written represented 58% of the total U.S. municipal market insured issuance in second quarter 2024, compared with 64% in second quarter 2023, and the Company’s penetration of all municipal issuance was 5.2% in second quarter 2024 compared with 6.5% in second quarter 2023.

In second quarter 2024, non-U.S. public finance GWP and PVP were higher than GWP and PVP in second quarter 2023 primarily due to secondary market guaranties of several U.K. regulated utility and airport transactions in second quarter 2024.

Six Months 2024

U.S. public finance GWP and PVP in six months 2024 were higher than GWP and PVP in six months 2023, primarily due to several large transportation revenue transactions. The Company’s direct par written represented 56% of the total U.S. municipal market insured issuance in six months 2024, compared with 63% in six months 2023, and the Company’s penetration of all municipal issuance was 4.6% in six months 2024 compared with 5.7% in six months 2023.

Six months 2024, non-U.S. public finance GWP and PVP were lower than GWP and PVP in six months 2023. New business in six months 2024 primarily included secondary market guaranties of several U.K. regulated utility and airport transactions, as well as the annual renewal of certain liquidity guarantees.

In six months 2024, structured finance GWP and PVP were $19 million and $25 million, respectively, compared with GWP and PVP of $36 million and $68 million, respectively, in six months 2023. Structured finance GWP and PVP in six months 2024 were primarily attributable to insurance securitization and subscription finance transactions.

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

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC (S&P)	Kroll Bond Rating Agency	Moody’s Ratings (Moody’s)	A.M. Best Company, Inc.
AG	AA (stable) (5/28/24)	AA+ (stable) (10/20/23)	A1 (stable) (7/10/24)	—
AG Re	AA (stable) (5/28/24)	—	—	—
Assured Guaranty Re Overseas Ltd. (AGRO)	AA (stable) (5/28/24)	—	—	A+ (stable) (7/19/24)
Assured Guaranty UK Limited (AGUK)	AA (stable) (5/28/24)	AA+ (stable) (10/20/23)	A1 (stable) (7/10/24)	—
Assured Guaranty (Europe) SA (AGE)	AA (stable) (5/28/24)	AA+ (stable) (10/20/23)	—	—

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

CVIs issued by Puerto Rico and received as part of the 2022 Puerto Rico Resolutions are classified as trading with changes in fair value reported in “fair value gains (losses) on trading securities” in the condensed consolidated statements on operations. The fair value of such instruments as of June 30, 2024 and December 31, 2023 was $221 million and $318 million, respectively.

Equity method investments in the Insurance segment include investments that AGAS makes in certain alternative investments, primarily Sound Point and AHP funds. The income (loss) on such investments is reported in “equity in earnings (losses) of investees” and typically represents the Company’s share of earnings of its investees.

Insurance Segment
Income from Investments

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions)
Net investment income
Fixed-maturity securities, available-for-sale:
Externally managed	$49	$53	$101	$105
Loss Mitigation Securities	8	12	16	24
Puerto Rico, New Recovery Bonds	—	1	—	4
Other	3	4	6	7
Short-term investments	19	16	38	28
Intercompany loans	3	3	5	5
Other investment assets	—	2	—	2
Investment income	82	91	166	175
Investment expenses	(1)	(1)	(2)	(3)
Net investment income	$81	$90	$164	$172

Fair value gains (losses) on trading securities	$17	$40	$43	$38

Equity in earnings (losses) of investees
CLOs	$6	$(3)	$26	$16
Private healthcare investing	(2)	1	2	9
Asset-based/specialty finance	7	2	11	3
Middle market direct lending	1	—	4	—
Other	3	5	12	7
Equity in earnings (losses) of investees	$15	$5	$55	$35

     Net investment income for second quarter 2024 and six months 2024 decreased compared to second quarter 2023 and six months 2023, primarily due to lower income on Loss Mitigation Securities and lower average balances in the externally managed portfolio, which were partially offset by higher short-term income as a result of higher short-term interest rates and higher average balances in the short-term investment portfolio. The overall pre-tax book yield of available-for-sale fixed-maturity securities and short-term investments was 4.08% as of June 30, 2024 and 3.89% as of June 30, 2023.

Equity in earnings (losses) of investees for second quarter 2024 and six months 2024 increased compared to second quarter 2023 and six months 2023, primarily due to higher balances in the alternative investment portfolio and fair value gains on alternative investments.

Other Income (Loss)

The decrease in “other income (loss)” in six months 2024 was primarily attributable to the reversal of a previously recorded litigation accrual of $20 million in six months 2023. See Item 1, Financial Statements, Note 11, Contingencies, for additional information.

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

Current risk-free rates are used to discount expected losses at the end of each reporting period. Therefore, changes in such rates from period to period affect economic loss development and loss and LAE. However, the effect of changes in discount rates is not indicative of actual credit impairment or improvement in the period. The weighted average discount rates used to discount expected losses (recoveries) for U.S. denominated exposures were 4.55% and 4.10% as of June 30, 2024 and December 31, 2023, respectively.

The composition of economic loss development (benefit) by accounting model and by sector is presented in the tables that follow, and the drivers of economic loss development (benefit) are discussed below.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Second Quarter		Six Months
Accounting Model	June 30, 2024	December 31, 2023	2024	2023	2024	2023
	(in millions)
Insurance	$203	$263	$19	$62	$12	$68
FG VIEs (1)	242	240	1	(14)	1	(9)
Credit derivatives	2	2	1	1	1	1
Total	$447	$505	$21	$49	$14	$60

Net exposure rated BIG	$5,586	$5,521
____________________
(1)    The expected loss to be paid for FG VIEs primarily relates to trusts established as part of the 2022 Puerto Rico Resolutions (Puerto Rico Trusts). See Item 1, Financial Statements, Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered).

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Second Quarter 2024
Sector	Net Expected Loss to be Paid (Recovered) as of March 31, 2024	Net Economic Loss Development (Benefit) (2)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2024
	(in millions)
Public finance:
U.S. public finance	$378	$12	$(16)	$374
Non-U.S. public finance	20	17	—	37
Public finance	398	29	(16)	411
Structured finance:
U.S. RMBS	(2)	(10)	12	—
Other structured finance	37	2	(3)	36
Structured finance	35	(8)	9	36
Total	$433	$21	$(7)	$447

	Second Quarter 2023
Sector	Net Expected Loss to be Paid (Recovered) as of March 31, 2023	Net Economic Loss Development (Benefit) (2)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2023
	(in millions)
Public finance:
U.S. public finance	$380	$57	$(4)	$433
Non-U.S. public finance	13	(3)	—	10
Public finance	393	54	(4)	443
Structured finance:
U.S. RMBS	82	(9)	—	73
Other structured finance	42	4	(2)	44
Structured finance	124	(5)	(2)	117
Total	$517	$49	$(6)	$560

	Six Months 2024
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2023	Net Economic Loss Development (Benefit) (2)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2024
	(in millions)
Public finance:
U.S. public finance	$398	$9	$(33)	$374
Non-U.S. public finance	20	17	—	37
Public finance	418	26	(33)	411
Structured finance:
U.S. RMBS	43	(13)	(30)	—
Other structured finance	44	1	(9)	36
Structured finance	87	(12)	(39)	36
Total	$505	$14	$(72)	$447

	Six Months 2023
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2022	Net Economic Loss Development (Benefit) (2)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2023
	(in millions)
Public finance:
U.S. public finance	$403	$58	$(28)	$433
Non-U.S. public finance	9	1	—	10
Public finance	412	59	(28)	443
Structured finance:
U.S. RMBS	66	(4)	11	73
Other structured finance	44	5	(5)	44
Structured finance	110	1	6	117
Total	$522	$60	$(22)	$560
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”
(2)    Effect of changes in the risk-free rates included in economic loss development (benefit) was a loss of $1 million in second quarter 2024, a benefit of $6 million in second quarter 2023, a benefit of $2 million in six months 2024 and a loss of $4 million in six months 2023.

Second Quarter 2024 Net Economic Loss Development

Public Finance: The economic loss development on U.S. and non-U.S public finance exposures in second quarter 2024 was $12 million and $17 million, respectively, and was primarily attributable to certain healthcare exposures.

U.S. RMBS: The economic benefit attributable to U.S. RMBS was $10 million and was primarily attributable to a $4 million benefit from improved transaction performance, $4 million of higher recoveries for secured second lien charged-off loans and a $2 million benefit from changes in discount rates.

See Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered), for additional information.

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

Six Months 2024 Net Economic Loss Development

Public Finance: The economic loss development on U.S. and non-U.S. public finance exposures in six months 2024 was $9 million and $17 million, respectively, and was primarily attributable to certain healthcare exposures.

U.S. RMBS: The economic benefit attributable to U.S. RMBS was $13 million and was mainly attributable to an $8 million benefit related to higher recoveries for second lien charged-off loans, a $4 million benefit related to improved performance in certain transactions and a $4 million benefit related to changes in discount rates, partially offset by a $3 million loss related to lower excess spread.

    See Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered), for additional information.

Six Months 2023 Net Economic Loss Development

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

    For financial guaranty insurance contracts, each transaction’s expected loss to be expensed is compared with the deferred premium revenue of that transaction. Expected loss to be expensed represents past or expected future net claim payments that have not yet been expensed. Such amounts will be expensed in future periods as deferred premium revenue amortizes into income on financial guaranty insurance policies. Expected loss to be expensed is the Company’s projection of incurred losses that will be recognized in future periods, excluding accretion of discount. When the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in income for the amount of such excess. Therefore, the timing of loss recognition in income does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. Transactions (particularly BIG transactions) acquired in business combinations or seasoned portfolios assumed from legacy financial guaranty insurers generally have the largest deferred premium revenue balances. To the extent that a BIG transaction has a large deferred premium revenue, the difference between economic development and loss and LAE may be significant.

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

Insurance Segment
Loss Expense (Benefit)

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions)
U.S. public finance	$3	$45	$4	$46
Structured finance:
U.S. RMBS	(6)	(3)	(4)	3
Other structured finance	3	2	4	4
Structured finance	(3)	(1)	—	7
Total Insurance segment loss expense (benefit)	$—	$44	$4	$53

Asset Management Segment Results

Asset Management Segment Results

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions)
Segment revenues	$7	$30	$8	$71
Segment expenses	4	33	4	75
Equity in earnings (losses) of investees	(3)	—	(2)	—
Segment adjusted operating income (loss) before income taxes	—	(3)	2	(4)
Less: Provision (benefit) for income taxes	—	(1)	1	(1)
Segment adjusted operating income (loss)	$—	$(2)	$1	$(3)

Results in the table above represent (i) asset management and performance fees, amortization of intangible assets and compensation and other operating expenses of AssuredIM in second quarter 2023 and six months 2023, (ii) losses from Sound Point of $3 million in second quarter 2024 and $1 million in six months 2024 (Sound Point results are reported on a one quarter lag), net of the amortization of finite-lived intangible assets associated with the basis difference in Sound Point, (iii) an impairment loss of $3 million in six months 2024 for a smaller financial services advisory firm with a carrying value of $4 million and (iv) other asset management related income.

Corporate Division Results

Corporate Division Results

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions)
Revenues	$4	$2	$9	$4
Expenses
Interest expense	26	24	51	47
Employee compensation and benefit expenses	8	9	18	18
Other operating expenses	10	27	22	43
Total expenses	44	60	91	108
Adjusted operating income (loss) before income taxes	(40)	(58)	(82)	(104)
Less: Provision (benefit) for income taxes	(5)	(8)	(10)	(10)
Adjusted operating income (loss)	$(35)	$(50)	$(72)	$(94)

Corporate division interest expense primarily relates to debt issued by the U.S. Holding Companies, and also includes intersegment interest expense. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies, Intercompany Loans Payable,” for additional information.

Corporate division employee compensation and benefits expenses are an allocation of expenses based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance including Board of Director expenses, legal fees and other direct or allocated expenses. The decrease in operating expenses in second quarter 2024 and six months 2024 compared with second quarter 2023 and six months 2023 was primarily due to expenses related to the Sound Point Transaction and AHP Transaction in 2023, and a value added tax adjustment in six months 2023, partially offset by increases in premises related expenses. Transaction related expenses in the Corporate division for Sound Point and AHP were $21 million for second quarter 2023 and $25 million for six months 2023.

Other (Effect of Consolidating FG VIEs and CIVs)

    The effect of consolidating FG VIEs and CIVs, intersegment eliminations and reclassifications of reimbursable fund expenses to revenue are presented in “other.” See Item 1, Financial Statements, Note 2, Segment Information.

The types of entities the Company consolidates when it is deemed to be the primary beneficiary primarily include: (i) Puerto Rico Trusts; (ii) other entities whose debt obligations the insurance subsidiaries insure; and (iii) investment vehicles such as (a) Sound Point funds and (b) prior to July 1, 2023, AHP funds, collateralized financing entities and CLO warehouses. The Company eliminates the effects of intercompany transactions between its FG VIEs and CIVs and its insurance and asset management subsidiaries, as well as intercompany transactions between CIVs.

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

Consolidating CIVs (as opposed to accounting for them as equity method investments) has a significant effect on assets, liabilities and cash flows, and includes: (i) the establishment of the assets and liabilities of the CIVs, and related changes in fair value; (ii) eliminating the asset management fees earned by AssuredIM from the CIVs (prior to July 1, 2023); (iii) eliminating the equity method investments of the insurance subsidiaries and AGAS, and related equity in earnings (losses) of investees; and (iv) establishing noncontrolling interest for amounts not owned by the Company. The economic effect of the U.S Insurance Subsidiaries’ ownership interests in CIVs is presented in the Insurance segment as equity in earnings (losses) of investees, while the effect of CIVs is presented as separate line items (“fair value gains (losses) on consolidated investment vehicles” and “noncontrolling interest) on a consolidated basis.

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

	Second Quarter		Six Months
	2024	2023	2024	2023
Effect on Financial Statement Line Item	(in millions)
Fair value gains (losses) on FG VIEs (1)	$(1)	$(3)	$(4)	$(8)
Fair value gains (losses) on CIVs	11	6	33	64
Equity in earnings (losses) of investees (2)	(7)	—	(24)	(28)
Other (3)	(1)	(25)	1	(39)
Effect on income before tax	2	(22)	6	(11)
Less: Tax provision (benefit)	—	(5)	—	(6)
Effect on net income (loss)	2	(17)	6	(5)
Less: Effect on noncontrolling interests (4)	3	1	7	17
Effect on net income (loss) attributable to AGL	$(1)	$(18)	$(1)	$(22)

By Type of VIE
FG VIEs	$(1)	$(13)	$(2)	$(15)
CIVs	—	(5)	1	(7)
Effect on net income (loss) attributable to AGL	$(1)	$(18)	$(1)	$(22)
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
(3)    Includes net earned premiums, net investment income, foreign exchange gains (losses) on remeasurement, other income (loss), loss and LAE (benefit), and for second quarter 2023 and six months 2023, other operating expenses and asset management fees.
(4)     Represents the proportion of consolidated funds managed by Sound Point and, prior to July 1, 2023, AssuredIM funds’ income that is not attributable to AGAS’ or any other subsidiaries’ ownership interest.

Reconciliation to GAAP

Reconciliation of Net Income (Loss) Attributable to AGL
to Adjusted Operating Income (Loss)

	Second Quarter 2024		Second Quarter 2023
	Total	Per Diluted Share	Total	Per Diluted Share
	(in millions, except per share amounts)
Net income (loss) attributable to AGL	$78	$1.41	$125	$2.06
Less pre-tax adjustments:
Realized gains (losses) on investments	(6)	(0.11)	(9)	(0.14)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	3	0.06	90	1.48
Fair value gains (losses) on CCS	1	0.02	1	—
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	—	—	26	0.43
Total pre-tax adjustments	(2)	(0.03)	108	1.77
Less tax effect on pre-tax adjustments	—	—	(19)	(0.31)
Adjusted operating income (loss)	$80	$1.44	$36	$0.60

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $0 and $(5)) included in adjusted operating income	$(1)	$(0.03)	$(18)	$(0.30)

	Six Months 2024		Six Months 2023
	Total	Per Diluted Share	Total	Per Diluted Share
	(in millions, except per share amounts)
Net income (loss) attributable to AGL	$187	$3.31	$206	$3.40
Less pre-tax adjustments:
Realized gains (losses) on investments	2	0.04	(11)	(0.17)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	13	0.23	103	1.68
Fair value gains (losses) on CCS	(9)	(0.16)	(15)	(0.25)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(12)	(0.21)	46	0.75
Total pre-tax adjustments	(6)	(0.10)	123	2.01
Less tax effect on pre-tax adjustments	—	—	(21)	(0.33)
Adjusted operating income (loss)	$193	$3.41	$104	$1.72

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $0 and $(6)) included in adjusted operating income	$(1)	$(0.02)	$(22)	$(0.35)

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions)
Gross realized gains on sales of available-for-sale securities	$1	$7	$2	$19
Gross realized losses on sales of available-for-sale securities	(4)	(6)	(7)	(15)
Net foreign currency gains (losses)	(2)	—	(2)	—
Change in the allowance for credit losses and intent to sell	(2)	(10)	8	(15)
Other net realized gains (losses)	1	—	1	—
Net realized investment gains (losses)	$(6)	$(9)	$2	$(11)

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

Second quarter 2024 and six months 2024 non-credit impairment-related unrealized fair value gains were generated primarily due to the termination of certain structured finance policies. Second quarter 2023 and six months 2023 non-credit impairment-related unrealized fair value gains were primarily generated by lower collateral asset spreads. For six months 2023, the increased cost to buy protection on AG, as the market cost of AG’s credit protection increased during the period, also contributed to the gain.

Fair Value Gains (Losses) on CCS

Fair value losses on CCS in six months 2024 and six months 2023 were primarily due to a tightening in market spreads. Fair value gains (losses) of CCS are heavily affected by, and in part fluctuate with, changes in market spreads and interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

Foreign Exchange Gain (Loss) on Remeasurement

    Foreign exchange gains and losses in all periods primarily relate to remeasurement of long-dated premiums receivable, for which the Company records the present value of future installment premiums, and are mainly due to changes in the exchange rate of the pound sterling and, to a lesser extent, the euro relative to the U.S. dollar. Approximately 68% and 70% of gross premiums receivable, net of commissions payable as of June 30, 2024 and December 31, 2023, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro. Premiums on European infrastructure and structured finance transactions typically are paid, in whole or in part, on an installment basis, whereas premiums on U.S. public finance transactions are often paid upfront.

The following table presents the foreign exchange rates as of the balance sheet dates.

Foreign Exchange Rates
U.S. Dollar Per Foreign Currency

	As of June 30, 2024	As of December 31, 2023	As of June 30, 2023	As of December 31, 2022
Pound sterling	$1.265	$1.273	$1.270	$1.208
Euro	$1.071	$1.104	$1.091	$1.071

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

	As of June 30, 2024		As of December 31, 2023
	Total	Per Share	Total	Per Share
	(dollars in millions, except share amounts)
Shareholders’ equity attributable to AGL	$5,539	$104.15	$5,713	$101.63
Less pre-tax adjustments:
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	47	0.89	34	0.61
Fair value gains (losses) on CCS	4	0.08	13	0.22
Unrealized gain (loss) on investment portfolio	(400)	(7.53)	(361)	(6.40)
Less taxes	44	0.83	37	0.66
Adjusted operating shareholders’ equity	5,844	109.88	5,990	106.54
Pre-tax adjustments:
Less: Deferred acquisition costs	169	3.19	161	2.87
Plus: Net present value of estimated net future revenue	190	3.58	199	3.54
Plus: Net deferred premium revenue on financial guaranty contracts in excess of expected loss to be expensed	3,424	64.37	3,436	61.12
Plus taxes	(691)	(12.99)	(699)	(12.41)
Adjusted book value	$8,598	$161.65	$8,765	$155.92

Gain (loss) related to FG VIE and CIV consolidation included in:
Adjusted operating shareholders’ equity (net of tax provision (benefit) of $1 and $1)	$3	$0.06	$5	$0.07
Adjusted book value (net of tax provision (benefit) of $(1) and $0)	(2)	(0.04)	—	—

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

Reconciliation of GWP to PVP

	Second Quarter 2024					Second Quarter 2023
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$103	$25	$2	$2	$132	$78	$9	$5	$3	$95
Less: Installment GWP and other GAAP adjustments (1)	85	13	2	2	102	41	9	5	3	58
Upfront GWP	18	12	—	—	30	37	—	—	—	37
Plus: Installment premiums and other (2)	98	21	4	2	125	40	6	3	5	54
PVP	$116	$33	$4	$2	$155	$77	$6	$3	$5	$91

	Six Months 2024					Six Months 2023
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$147	$27	$15	$4	$193	$100	$45	$33	$3	$181
Less: Installment GWP and other GAAP adjustments (1)	97	15	14	4	130	49	42	33	3	127
Upfront GWP	50	12	1	—	63	51	3	—	—	54
Plus: Installment premiums and other (2)	109	22	18	6	155	48	33	30	38	149
PVP	$159	$34	$19	$6	$218	$99	$36	$30	$38	$203
___________________
(1)    Includes the present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions and other GAAP adjustments.
(2)    Includes the present value of future premiums and fees on new business paid in installments, discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, other than certain fixed-maturity securities such as Loss Mitigation Securities. Six months 2023 also includes the present value of future premiums and fees associated with other guaranties written by the Company that, under GAAP, are accounted for under ASC 460, Guarantees.

Insured Portfolio
Financial Guaranty Exposure

    The following tables present information in respect of the financial guaranty insured portfolio to supplement the disclosures and discussion provided in Item 1, Financial Statements, Note 3, Outstanding Exposure.

The following table presents the financial guaranty portfolio by sector, net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or FG VIE).

Financial Guaranty Portfolio
Net Par Outstanding by Sector

	As of June 30, 2024	As of December 31, 2023
Sector	(dollars in millions)
Public finance:
U.S. public finance:
General obligation	$76,598	$74,609
Tax backed	32,977	33,060
Municipal utilities	28,808	29,300
Transportation	24,889	22,052
Healthcare	12,640	12,604
Infrastructure finance	8,704	8,796
Higher education	7,397	7,250
Housing revenue	1,135	1,152
Investor-owned utilities	327	329
Renewable energy	167	167
Other public finance	951	970
Total U.S. public finance	194,593	190,289
Non-U.S public finance:
Regulated utilities	22,123	20,545
Infrastructure finance	14,918	15,430
Sovereign and sub-sovereign	9,468	9,869
Renewable energy	1,958	2,030
Pooled infrastructure	1,116	1,133
Total non-U.S. public finance	49,583	49,007
Total public finance	244,176	239,296
Structured finance:
U.S. structured finance:
Insurance securitizations	4,648	4,379
RMBS	1,585	1,774
Pooled corporate obligations	693	631
Financial products	470	464
Consumer receivables	256	314
Subscription finance facilities	256	178
Other structured finance	851	892
Total U.S. structured finance	8,759	8,632
Non-U.S. structured finance:
Subscription finance facilities	726	444
Pooled corporate obligations	401	425
RMBS	236	252
Other structured finance	98	104
Total non-U.S. structured finance	1,461	1,225
Total structured finance	10,220	9,857
Total net par outstanding	$254,396	$249,153

Exposure to Puerto Rico

The following tables present information in respect of the Puerto Rico exposures to supplement the disclosures and discussions provided in “—Liquidity and Capital Resources—Insurance Subsidiaries, Financial Guaranty Policies” below and Item 1, Financial Statements, Note 3, Outstanding Exposure.

Exposure to Puerto Rico by Company
As of June 30, 2024

	Net Par Outstanding
	AGM	AG	AG Re	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$377	$67	$180	$—	$624	$633
Total Defaulted	377	67	180	—	624	633
Resolved Puerto Rico Exposures (2)
Puerto Rico Highways and Transportation Authority (PRHTA) (Transportation revenue)	12	130	74	(12)	204	204
PRHTA (Highway revenue)	21	2	1	—	24	24
Total Resolved	33	132	75	(12)	228	228
Non-Defaulting Puerto Rico Exposures (3)
Municipal Finance Agency (MFA)	84	6	18	—	108	114
Puerto Rico Aqueduct and Sewer Authority (PRASA) and University of Puerto Rico (U of PR)	—	1	—	—	1	1
Total Non-Defaulting	84	7	18	—	109	115
Total exposure to Puerto Rico	$494	$206	$273	$(12)	$961	$976
 ___________________
(1)    Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guaranteed an obligation already insured by another Assured Guaranty insurance subsidiary.
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

Amortization Schedule of Net Par of Puerto Rico
As of June 30, 2024

	Scheduled Net Par Amortization
	2024 (3Q)	2024 (4Q)	2025	2026	2027	2028	2029 - 2033	2034 - 2038	2039 - 2041	Total
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$93	$—	$68	$105	$105	$68	$176	$9	$—	$624
Total Defaulted	93	—	68	105	105	68	176	9	—	624
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue)	—	—	—	—	—	—	—	107	97	204
PRHTA (Highway revenue)	—	—	—	—	—	—	8	16	—	24
Total Resolved	—	—	—	—	—	—	8	123	97	228
Non-Defaulting Puerto Rico Exposures
MFA	16	—	16	35	15	13	13	—	—	108
PRASA and U of PR	1	—	—	—	—	—	—	—	—	1
Total Non-Defaulting	17	—	16	35	15	13	13	—	—	109

Total	$110	$—	$84	$140	$120	$81	$197	$132	$97	$961

Amortization Schedule of Net Debt Service of Puerto Rico
As of June 30, 2024

	Scheduled Net Debt Service Amortization
	2024 (3Q)	2024 (4Q)	2025	2026	2027	2028	2029 - 2033	2034 - 2038	2039 - 2041	Total
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$105	$3	$92	$126	$122	$80	$200	$9	$—	$737
Total Defaulted	105	3	92	126	122	80	200	9	—	737
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue)	5	—	11	11	11	11	53	143	106	351
PRHTA (Highway revenue)	1	—	1	1	1	1	15	18	—	38
Total Resolved	6	—	12	12	12	12	68	161	106	389
Non-Defaulting Puerto Rico Exposures
MFA	19	—	20	39	17	14	14	—	—	123
PRASA and U of PR	1	—	—	—	—	—	—	—	—	1
Total Non-Defaulting	20	—	20	39	17	14	14	—	—	124

Total	$131	$3	$124	$177	$151	$106	$282	$170	$106	$1,250

The remaining amounts owed for insured PRHTA bonds are payable in full by the Company’s insurance subsidiaries under their financial guaranty policies and are no longer dependent on the credit of PRHTA.

Liquidity and Capital Resources

AGL and its U.S. Holding Companies

AGL directly owns (i) AG Re, an insurance company domiciled in Bermuda; and (ii) AGUS, a U.S. holding company with public debt outstanding. AGUS directly owns AGMH, a U.S. holding company with public debt outstanding. As of August 1, 2024, AGMH directly owns AG, an insurance company domiciled in Maryland. Until August 1, 2024, AGMH directly owned AGM, an insurance company domiciled in New York. See “— Overview — Key Business Strategies — Merger of the U.S. Insurance Subsidiaries” above. AGUS and AGMH are collectively referred to as the U.S. Holding Companies.

Sources and Uses of Funds

The liquidity of AGL and its U.S. Holding Companies is largely dependent on dividends, stock redemptions and other distributions from their operating subsidiaries (see “— Insurance Subsidiaries — Distributions from Insurance Subsidiaries” below) and their access to external financing. The operating liquidity requirements of AGL and the U.S. Holding Companies include:

•principal and interest on debt issued by AGUS and AGMH;
•dividends on AGL’s common shares; and
•the payment of operating expenses.

AGL and its U.S. Holding Companies may also require liquidity to:

•make capital investments in their operating subsidiaries and in alternative investments;
•fund acquisitions of new businesses;
•purchase or redeem the Company’s outstanding debt; or
•repurchase AGL’s common shares pursuant to AGL’s share repurchase authorization.

In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company also subjects its cash flow projections and its assets to a stress test, maintaining a liquid asset balance of one and a half times its stressed operating company net cash flows. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months. See “— Overview — Key Business Strategies, Capital Management” above for information on common share repurchases.

Long-Term Debt Obligations

The Company has outstanding long-term debt issued by the U.S. Holding Companies. See Part II, Item 8, Financial Statements and Supplementary Data, Note 12, Long-Term Debt and Credit Facilities, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and “— Guarantor and U.S. Holding Companies' Summarized Financial Information,” below.

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of June 30, 2024	As of December 31, 2023
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
6.125% Senior Notes	6.125%	2028	$350	$350
3.15% Senior Notes	3.15%	2031	500	500
7% Senior Notes	6.40%	2034	200	200
3.6% Senior Notes	3.60%	2051	400	400
Series A Enhanced Junior Subordinated Debentures	3 month CME Term SOFR +2.64%	2066	150	150
AGUS long-term debt			1,600	1,600
AGUS - intercompany loans from:
AG and AGM	3.50%	2029	250	250
AGRO	5.00%	2028	20	20
AGUS intercompany loans			270	270
Total AGUS long-term debt and intercompany loans			1,870	1,870
AGMH
Junior Subordinated Debentures (1)	6.40%	2066	300	300
Total AGMH long-term debt			300	300
AGMH’s long-term debt purchased by AGUS (2)			(154)	(154)
U.S. Holding Company long-term debt			$2,016	$2,016
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

	As of June 30, 2024
	AGL	U.S. Holding Companies
	(in millions)
Assets, excluding investments in subsidiaries
Fixed-maturity securities (1)	$17	$3
Investment in Sound Point	—	413
Short-term investments, other invested assets and cash	10	205
Receivables from affiliates (2)	52	—
Receivable from U.S. Holding Companies	110	—
Other assets	6	34
Liabilities
Long-term debt	—	1,696
Loans payable to affiliates	—	270
Payable to affiliates (2)	10	16
Payable to AGL	—	110
Other liabilities	10	81
____________________
(1)    As of June 30, 2024, weighted average durations of AGL’s and the U.S. Holding Companies’ fixed-maturity securities (excluding AGUS’s investment in AGMH’s debt) were 9.2 years and 3.8 years, respectively.
(2)    Represents receivable and payables with non-guarantor subsidiaries.

	Six Months 2024
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$1	$6
Expenses
Interest expense	—	51
Other expenses	24	7
Income (loss) before provision for income taxes and equity in earnings (losses) of investees	(23)	(52)
Net income (loss) excluding investments in subsidiaries	(23)	(45)

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Selected Cash Flow Items

	Six Months 2024
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from subsidiaries (1)	$337	$111
Distributions from equity method investees (2)	—	17
Interest on intercompany loans	—	(1)
Interest paid	—	(50)
Investments in subsidiaries	—	(8)
Redemption of stock by AGM	—	100
Dividends paid to AGL	—	(290)
Dividends paid	(36)	—
Repurchases of common shares (3)	(281)	—
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

Insurance Subsidiaries

The Company has several insurance subsidiaries. AG is an insurance subsidiary domiciled in Maryland. As of August 1, 2024, AG owns: (i) AGUK, an insurance subsidiary domiciled in the U.K; and (ii) AGE, an insurance company domiciled in France. Until August 1, 2024, AGM was an insurance subsidiary of the Company domiciled in New York. See “— Overview — Key Business Strategies — Merger of the U.S. Insurance Subsidiaries” above. AGUK and AGE are collectively referred to as the European Insurance Subsidiaries. AG Re is an insurance company domiciled in Bermuda, which owns AGRO, an insurance subsidiary, also domiciled in Bermuda.

Sources and Uses of Funds

Liquidity of the insurance subsidiaries is primarily used to pay for:

•operating expenses,
•claims on the insured portfolio,
•dividends or other distributions to parent,
•reinsurance premiums, and
•capital investments in their own subsidiaries and in alternative investments.

    Management believes that the insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios. The Company generally targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. As of June 30, 2024, the Company intended to hold and had the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

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

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. For example, the Company made substantial claim payments in 2022 in connection with the resolution of certain Puerto Rico credits, and will continue to pay the debt service on the remaining PRHTA insured obligations with a net par of $228 million as of June 30, 2024. The Company is continuing its efforts to resolve the one remaining unresolved Puerto Rico insured exposure that is in payment default, PREPA. The Company had $624 million in insured net par outstanding of PREPA obligations as of June 30, 2024. For more information, see Item 1, Financial Statements, Note 3, Outstanding Exposure, and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

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

Ordinary Dividends From Insurance Subsidiaries to Holding Companies

    The Company anticipates that, for the next twelve months, amounts paid by AGL’s direct and indirect insurance subsidiaries as dividends or other distributions will be a major source of the holding companies’ liquidity. The insurance subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, other potential uses for such funds and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. For more information, see Part II, Item 8, Financial Statements and Supplementary Data, Note 15, Insurance Company Regulatory Requirements, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a complete discussion of the Company’s dividend restrictions applicable to AG, AG Re and AGRO.

    Dividend restrictions by insurance subsidiary are as follows:

•Effective August 1, 2024, AGM merged with and into AG, with AG as the surviving company. See “— Overview — Key Business Strategies — Merger of the U.S. Insurance Subsidiaries” above. The Company expects the remaining amount of ordinary dividends available for distribution by AG, as the surviving company, in the second half of 2024 to be approximately $291.3 million. This expected amount, when combined with the respective $49.2 million and $59.1 million ordinary dividend amounts paid by AGM and AG (together, the U.S. Insurance Subsidiaries) in 2024 prior to the merger, would aggregate to $399.6 million of total ordinary dividends available to be paid by the U.S. Insurance Subsidiaries in 2024.

•Based on the applicable law and regulations, in 2024 AG Re (a subsidiary of AGL) paid dividends of $47 million in the first six months of the year and has the capacity to (i) make capital distributions in an aggregate amount up to $129 million without the prior approval of the Bermuda Monetary Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $226 million as of June 30, 2024. Such dividend capacity is further limited by (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $203 million as of June 30, 2024, and (ii) the amount of statutory surplus, which as of June 30, 2024 was $36 million.

Ordinary Dividends
From Insurance Company Subsidiaries
to Holding Companies

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions)
Dividends paid by AG Re to AGL	$—	$29	$47	$29
Dividends paid by AG to AGUS (1)	24	24	59	44
Dividends paid by AGM to AGMH	2	—	49	40
___________________
(1)    Prior to the merger of AGM with and into AG, with AG as the surviving company, AG had been directly owned by AGUS. As a result of the merger, effective as of August 1, 2024, AG is directly owned by AGMH, a subsidiary of AGUS.

Stock Redemptions by Insurance Subsidiaries

In May 2024, NYDFS approved, and AGM implemented, the redemption of approximately $100 million of its shares of common stock from AGMH.

In connection with the merger of AGM into AG, the MIA approved, and on August 5, 2024 AG implemented, the redemption of approximately $300 million of its shares of common stock from AGMH in exchange for cash of $172 million and the remainder in alternative investments.

Committed Capital Securities

Each of AG and AGM is party to an arrangement that enables it to access, at its discretion, up to $200 million of capital, at any time, and has the right to use such capital for any purpose, including to pay claims. See Item 1, Financial Statements, Note 9, Fair Value Measurement.

Effective August 1, 2024, AGM merged with and into AG, with AG as the surviving company. Accordingly, effective as of August 1, 2024, all rights and obligations of AGM became rights and obligations of AG, including those under the CCS, and AG has the ability to access, at its discretion, up to $400 million of capital at any time under the CCS arrangement.

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

Investment Portfolio
Carrying Value

	As of
	June 30, 2024	December 31, 2023
	(in millions)
Fixed-maturity securities, available-for-sale	$6,006	$6,307
Fixed-maturity securities, trading (1)	221	318
Short-term investments	1,717	1,661
Other invested assets (2)	882	829
Total	$8,826	$9,115
____________________
(1)    Represents CVIs received under the 2022 Puerto Rico Resolutions, which are not rated.
(2)    Excludes investments in three Sound Point funds that are consolidated. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

The Company’s available-for-sale fixed-maturity securities had a duration of 4.1 years and 3.9 years as of June 30, 2024 and December 31, 2023, respectively.

Available-for-Sale and Trading Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s available-for-sale fixed-maturity securities as of June 30, 2024 and December 31, 2023. Ratings generally reflect the lower of Moody’s and S&P classifications, except for (i) Loss Mitigation Securities, which use Assured Guaranty’s internal ratings classifications, or (ii) Puerto Rico securities received under the 2022 Puerto Rico Resolutions, which are not rated.

 Distribution of Available-for-Sale Fixed-Maturity Securities by Rating

	As of
Rating	June 30, 2024	December 31, 2023
AAA	13.3%	13.3%
AA	37.8	38.2
A	25.9	27.6
BBB	13.6	11.7
BIG (1)	8.4	7.8
Not rated	1.0	1.4
Total	100.0%	100.0%
____________________
(1)Includes primarily Loss Mitigation Securities. See Item 1, Financial Statements, Note 7, Investments, for additional information.

Other Investments

Other invested assets, which are generally less liquid than fixed-maturity securities, primarily consist of the investment in Sound Point and alternative investments across a variety of strategies.

The Insurance segment reports the Company’s percentage ownership of Sound Point funds and AHP funds as equity method investments with changes in net asset value (NAV) included in the Insurance segment adjusted operating income. As of June 30, 2024 and December 31, 2023, three of the funds in which the Company invests are consolidated and the remaining are accounted as equity method investments in the Company’s condensed consolidated financial statements. See “— Commitments” below.

Investment in Assets Managers and Alternative Investments by Strategy
As of June 30, 2024

	Investments	Consolidation Adjustments (1)	Consolidated
	(in millions)
Sound Point (1)	$413	$—	$413
Alternative investments:
CLOs (2)	363	(248)	115
Private healthcare investing	136	—	136
Asset-based/specialty finance	152	(64)	88
Middle market direct lending	25	—	25
Other	135	—	135
Total (3)	$1,224	$(312)	$912
____________________
(1)    Certain CLO and asset-based/specialty finance funds are CIVs. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.
(2)    Represents primarily investments in the equity of U.S. and European CLOs.
(3)    Includes $30 million in alternative investments reported in fixed-maturity securities, available-for-sale, on the condensed consolidated balance sheets.

Investment in Asset Managers and Alternative Investments by Strategy
As of December 31, 2023

	Investments	Consolidation Adjustments (1)	Consolidated
	(in millions)
Sound Point (1)	$429	$—	$429
Alternative investments:
CLOs (2)	315	(223)	92
Private healthcare investing	102	—	102
Asset-based/specialty finance	166	(82)	84
Middle market direct lending	26	—	26
Other	130	—	130
Total (3)	$1,168	$(305)	$863
____________________
(1)    Certain CLO and asset-based/specialty finance funds are CIVs. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.
(2)     Represents primarily investments in the equity of U.S. and European CLOs.
(3)    Includes $34 million in alternative investments reported in fixed-maturity securities, available-for-sale, on the condensed consolidated balance sheets.

Change in Fair Value of Alternative Investments by Strategy
Second Quarter 2024

	Investments	Consolidation Adjustments (1)	Consolidated
	(in millions)
Sound Point	$(3)	$—	$(3)
CLOs	7	(3)	4
Private healthcare investing	(2)	—	(2)
Asset-based/specialty finance	7	(4)	3
Middle market direct lending	1	—	1
Other	3	—	3
Total	$13	$(7)	$6
____________________
(1)    Certain CLO and asset-based/specialty finance funds are CIVs. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Change in Fair Value of Alternative Investments by Strategy
Second Quarter 2023

	Investments	Consolidation Adjustments (1)	Consolidated
	(in millions)
CLOs	$(3)	$3	$—
Private healthcare investing	1	(1)	—
Asset-based/specialty finance	2	(2)	—
Other	6	—	6
Total	$6	$—	$6
____________________
(1)    Certain CLO and asset-based/specialty finance funds are CIVs. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Change in Fair Value of Alternative Investments by Strategy
Six Months 2024

	Investments	Consolidation Adjustments (1)	Consolidated
	(in millions)
Sound Point	$1	$—	$1
CLOs	28	(18)	10
Private healthcare investing	2	—	2
Asset-based/specialty finance	11	(6)	5
Middle market direct lending	5	—	5
Other	9	—	9
Total	$56	$(24)	$32
____________________
(1)    Certain CLO and asset-based/specialty finance funds are CIVs. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Change in Fair Value of Alternative Investments by Strategy
Six Months 2023

	Investments	Consolidation Adjustments (1)	Consolidated
	(in millions)
CLOs	$16	$(16)	$—
Private healthcare investing	9	(9)	—
Asset-based/specialty finance	3	(3)	—
Other	8	—	8
Total	$36	$(28)	$8
____________________
(1)    Certain CLO and asset-based/specialty finance funds are CIVs. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Beginning in the third quarter of 2023, the Company records an equity method investment in Sound Point pursuant to the Sound Point Transaction described in Item 1, Financial Statements, Note 1, Business and Basis of Presentation.

Commitments

The Company has agreed to invest an aggregate amount of $1.5 billion in alternative investments, including the $1 billion in Sound Point managed investments. Unfunded commitments as of June 30, 2024 were $734 million. See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for a description of the Sound Point Transaction.

Restricted Assets

    Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements or otherwise pledged or restricted, totaled $74 million as of June 30, 2024 and $234 million December 31, 2023. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or are otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements with a fair value of $1,152 million and $1,154 million as of June 30, 2024 and December 31, 2023, respectively.

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

FG VIEs and CIVs

    The Company manages its liquidity needs by evaluating cash flows without the effect of consolidating FG VIEs and CIVs; however, the Company’s condensed consolidated financial statements include the effect of consolidating FG VIEs and CIVs. The primary sources and uses of cash at Assured Guaranty’s FG VIEs and CIVs are as follows:

•FG VIEs. The primary sources of cash in FG VIEs are the collection of principal and interest on the collateral supporting the debt obligations, and the primary uses of cash are the payment of principal and interest due on the debt obligations. The insurance subsidiaries are not primarily liable for the debt obligations issued by the VIEs they insure and would only be required to make payments on those insured debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and only for the amount of the shortfall. AGL’s and its insurance subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the FG VIEs. The remaining liabilities of the Puerto Rico Trusts are payable by AG under its financial guaranty policies and are no longer dependent on the credit of PRHTA.

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

Summarized Condensed Consolidated Cash Flows

	Second Quarter		Six Months
	2024	2023	2024	2023
	(in millions)
Net cash flows provided by (used in) operating activities, excluding FG VIEs and CIVs operating cash flows	$58	$27	$(4)	$(7)
FG VIEs and CIVs operating cash flows	—	97	(12)	443
Net cash flows provided by (used in) operating activities	58	124	(16)	436

Net cash flows provided by (used in) investing activities, excluding FG VIEs and CIVs investing cash flows	90	6	347	108
FG VIEs and CIVs investing cash flows	(3)	(40)	(7)	(236)
Net cash flows provided by (used in) investing activities	87	(34)	340	(128)

Net cash flows provided by (used in) financing activities, excluding FG VIEs and CIVs financing cash flows
Dividends paid	(17)	(17)	(36)	(35)
Repurchases of common shares	(152)	(24)	(281)	(26)
Other	—	—	(28)	(15)
FG VIEs and CIVs financing cash flows	(4)	4	(155)	(257)
Net cash flows provided by (used in) financing activities (1)	(173)	(37)	(500)	(333)

Effect of exchange rate changes	—	1	(1)	2
Increase (decrease) in cash and cash equivalents and restricted cash	(28)	54	(177)	(23)
Cash and cash equivalents and restricted cash at beginning of period	137	130	286	207
Cash and cash equivalents and restricted cash at the end of the period	$109	$184	$109	$184
____________________
(1)     Claims paid on consolidated FG VIEs are presented in the condensed consolidated statements of cash flows as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

    Cash flows from operations, excluding FG VIEs and CIVs, was an outflow of $4 million in six months 2024 and an outflow of $7 million in six months 2023. The decrease in cash outflows, other than those of the FG VIEs and CIVs, during six months 2024 was primarily due to $68 million increase in premiums received, $15 million increase in return on capital from equity method investees, $14 million increase in interest on short-term investments and Sound Point Transaction and AHP Transaction expenses in 2023, which were partially offset by a $56 million increase in tax payments, a $49 million increase in net claim payments and inclusion of cash flows for asset management subsidiaries in the six months 2023 prior to the Sound

Point Transaction. Cash flows from operations attributable to FG VIEs and CIVs were outflows in six months 2024 and inflows in six months 2023. Cash flow from operations in second quarter 2023 included the operating activities of the CLOs and CLO warehouses in the first half of 2023 prior to the Sound Point Transaction. The condensed consolidated statements of cash flows present the investing activities of the consolidated Sound Point funds, which were formerly known as AssuredIM funds, and CLOs as cash flows from operations.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments and paydowns on and sales of FG VIEs’ assets. The increase in investing cash inflows in six months 2024 compared with the six months 2023 was mainly attributable to net purchases of short-term and fixed-maturity securities in the six months 2023 and lower net sales of fixed-maturity securities in six months 2024, and higher sales of trading securities in six months 2024. In six months 2024, investing inflows were used to fund claim payments and share repurchases. See Item 1, Financial Statements, Condensed Consolidated Statements of Cash Flows, and Note 3, Outstanding Exposure, for additional information.

Financing activities primarily consist of (i) AGL share repurchases and dividends, (ii) paydowns of FG VIEs’ liabilities, and (iii) until July 1, 2023, CLO issuances and CLO warehouse financing activities. The CIVs’ financing cash flows mainly included repayments of CLO warehouse financing debt and distributions from noncontrolling interests to CIVs. Six months 2024 FG VIE financing cash flows included the par paydown of Puerto Rico Trust liabilities of $144 million. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

From July 1, 2024 through August 6, 2024, the Company repurchased an additional 599,497 of common shares. As of August 6, 2024, the Company was authorized to purchase $275 million of its common shares. For more information about the Company’s share repurchases and authorizations, see Item 1, Financial Statements, Note 12, Shareholders’ Equity.

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

Management of the Company, with the participation of its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. Based on their evaluation as of June 30, 2024 covered by this Form 10-Q, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

    There were no changes in the Company’s internal control over financial reporting during second quarter 2024 which were identified in connection with the evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

    The Company is subject to legal proceedings and claims, as described in Part I, Item 1, Financial Statements, Note 11, Contingencies – Legal Proceedings, the “PREPA” and “Puerto Rico Litigation” sections of Note 3, Outstanding Exposure, and the “Recovery Litigation and Dispute Resolution” section of Note 4, Expected Loss to be Paid (Recovered), each contained in this Form 10-Q and incorporated by reference herein. For additional information see the “Legal Proceedings” and “Litigation” sections of Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Commitments and Contingencies, the “Recovery Litigation” section of Note 4, Expected Loss to be Paid (Recovered), and the “Puerto Rico Litigation” section of Note 3, Outstanding Exposure, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 1A.RISK FACTORS

    See the risk factors set forth in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during second quarter 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (3)
April 1 - April 30	654,817	$81.14	654,742	$121,563,952
May 1 - May 31	661,719	$77.51	650,625	$371,128,601
June 1 - June 30	624,745	$76.75	622,961	$323,317,154
Total	1,941,281	$78.49	1,928,328
____________________
(1)    The total number of shares purchased also includes shares purchased as a result of employees surrendering shares as payment for withholding taxes upon vesting of share awards.
(2)    After giving effect to repurchases since the Board first authorized the repurchase program on January 18, 2013, through August 6, 2024, the Company has repurchased a total of 148 million common shares for approximately $5.2 billion, excluding commissions, at an average price of $35.02 per share. On May 2, 2024, the Company announced that the Board of Directors had authorized an additional $300 million of share repurchases. As of August 6, 2024, the remaining authorization the Company was authorized to purchase was $275 million of its common shares, on a settlement basis. The repurchase program has no expiration date and the Board has previously increased the authorization periodically.
(3)     Excludes commissions and excise taxes.

ITEM 5.    OTHER MATTERS

10b5-1 Trading Plans

During second quarter 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6.EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Document
10.1	Assured Guaranty Ltd. 2024 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2024)*
10.2
Form of Restricted Share Agreement for Non-Executive Directors under the Assured Guaranty Ltd. 2024 Long-Term Incentive, as in effect for awards commencing in 2024 (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2024)*

22.0	Subsidiary Companies and Issuers of Guaranteed Securities
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1	The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated August 8, 2024	By:	/s/ BENJAMIN G. ROSENBLUM

Benjamin G. Rosenblum Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)