Form 10-Q
period 2024-09-30
ASSURED GUARANTY LTD
filed 2024-11-12
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of November 7, 2024 was 50,900,850 (includes 21,413 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions except share data)

	As of
	September 30, 2024	December 31, 2023
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $66 and $77 (amortized cost of $6,565 and $6,746)	$6,284	$6,307
Fixed-maturity securities, trading, at fair value	163	318
Short-term investments, at fair value	1,487	1,661
Other invested assets (includes $5 and $3, at fair value)	912	829
Total investments	8,846	9,115
Cash	147	97
Premiums receivable, net of commissions payable	1,513	1,468
Deferred acquisition costs	172	161
Salvage and subrogation recoverable	412	298
Financial guaranty variable interest entities’ assets (includes $156 and $174, at fair value)	156	328
Assets of consolidated investment vehicles (includes $334 and $331, at fair value)	359	366
Other assets (includes $129 and $123, at fair value)	686	706
Total assets	$12,291	$12,539
Liabilities
Unearned premium reserve	$3,631	$3,658
Loss and loss adjustment expense reserve	253	376
Long-term debt	1,698	1,694
Credit derivative liabilities, at fair value	39	53
Financial guaranty variable interest entities’ liabilities, at fair value (with recourse $382 and $543, without recourse $10 and $11)	392	554
Other liabilities	496	439
Total liabilities	6,509	6,774
Commitments and contingencies (Notes 3, 7 and 11)
Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 51,556,750 and 56,217,305 shares issued and outstanding)	1	1
Retained earnings	5,957	6,070
Accumulated other comprehensive income (loss), net of tax of $(47) and $(67)	(231)	(359)
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	5,728	5,713
Nonredeemable noncontrolling interests (Note 8)	54	52
Total shareholders’ equity	5,782	5,765
Total liabilities and shareholders’ equity	$12,291	$12,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Net earned premiums	$97	$95	$300	$261
Net investment income	82	100	247	270
Asset management fees	—	—	—	53
Net realized investment gains (losses)	—	(9)	2	(20)
Fair value gains (losses) on credit derivatives	3	9	19	115
Fair value gains (losses) on committed capital securities	(3)	(20)	(12)	(35)
Fair value gains (losses) on financial guaranty variable interest entities	(7)	6	(11)	(2)
Fair value gains (losses) on consolidated investment vehicles	21	(4)	54	60
Foreign exchange gains (losses) on remeasurement	55	(39)	43	9
Fair value gains (losses) on trading securities	9	4	52	42
Gain on sale of asset management subsidiaries	—	255	—	255
Other income (loss)	12	6	22	38
Total revenues	269	403	716	1,046
Expenses
Loss and loss adjustment expenses (benefit)	(51)	100	(54)	159
Interest expense	22	24	68	67
Amortization of deferred acquisition costs	5	4	14	10
Employee compensation and benefit expenses	47	47	153	199
Other operating expenses	44	44	124	170
Total expenses	67	219	305	605
Income (loss) before income taxes and equity in earnings (losses) of investees	202	184	411	441
Equity in earnings (losses) of investees	18	18	47	25
Income (loss) before income taxes	220	202	458	466
Less: Provision (benefit) for income taxes	44	43	88	84
Net income (loss)	176	159	370	382
Less: Noncontrolling interests	5	2	12	19
Net income (loss) attributable to Assured Guaranty Ltd.	$171	$157	$358	$363

Earnings per share:
Basic	$3.23	$2.65	$6.57	$6.11
Diluted	$3.17	$2.60	$6.44	$5.99

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$176	$159	$370	$382
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $25, $(23), $16, and $(15)	152	(113)	111	(54)
Investments with credit impairment, net of tax provision (benefit) of $3, $(2), $4 and $(4)	10	(8)	18	(13)
Change in net unrealized gains (losses) on investments	162	(121)	129	(67)
Change in instrument-specific credit risk on financial guaranty variable interest entities’ liabilities with recourse, net of tax provision (benefit)	(1)	10	(1)	11
Other, net of tax provision (benefit)	—	4	—	6
Other comprehensive income (loss)	161	(107)	128	(50)
Comprehensive income (loss)	337	52	498	332
Less: Comprehensive income (loss) attributable to noncontrolling interests	5	2	12	19
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$332	$50	$486	$313

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Three Months Ended September 30, 2024

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of June 30, 2024	53,185,707	$1	$5,929	$(392)	$1	$5,539	$56	$5,595
Net income	—	—	171	—	—	171	5	176
Dividends ($0.31 per share)	—	—	(16)	—	—	(16)	—	(16)
Common shares repurchases	(1,658,441)	—	(132)	—	—	(132)	—	(132)
Share-based compensation	29,484	—	5	—	—	5	—	5
Distributions	—	—	—	—	—	—	(7)	(7)
Other comprehensive income	—	—	—	161	—	161	—	161
As of September 30, 2024	51,556,750	$1	$5,957	$(231)	$1	$5,728	$54	$5,782

For the Three Months Ended September 30, 2023

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of June 30, 2023	58,850,144	$1	$5,732	$(458)	$1	$5,276	$179	$5,455
Net income	—	—	157	—	—	157	2	159
Dividends ($0.28 per share)	—	—	(16)	—	—	(16)	—	(16)
Common shares repurchases	(1,065,902)	—	(64)	—	—	(64)	—	(64)
Share-based compensation	35,490	—	6	—	—	6	—	6
Other comprehensive loss	—	—	—	(107)	—	(107)	—	(107)
Deconsolidation of investment vehicles	—	—	—	—	—	—	(132)	(132)
As of September 30, 2023	57,819,732	$1	$5,815	$(565)	$1	$5,252	$49	$5,301

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Nine Months Ended September 30, 2024

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of December 31, 2023	56,217,305	$1	$6,070	$(359)	$1	$5,713	$52	$5,765
Net income	—	—	358	—	—	358	12	370
Dividends ($0.93 per share)	—	—	(52)	—	—	(52)	—	(52)
Common shares repurchases	(5,126,047)	—	(417)	—	—	(417)	—	(417)
Share-based compensation	465,492	—	(2)	—	—	(2)	—	(2)
Distributions	—	—	—	—	—	—	(10)	(10)
Other comprehensive income	—	—	—	128	—	128	—	128
As of September 30, 2024	51,556,750	$1	$5,957	$(231)	$1	$5,728	$54	$5,782

For the Nine Months Ended September 30, 2023

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of December 31, 2022	59,013,040	$1	$5,577	$(515)	$1	$5,064	$228	$5,292
Net income	—	—	363	—	—	363	19	382
Dividends ($0.84 per share)	—	—	(51)	—	—	(51)	—	(51)
Common shares repurchases	(1,556,213)	—	(90)	—	—	(90)	—	(90)
Share-based compensation	362,905	—	16	—	—	16	—	16
Reclassification to liabilities	—	—	—	—	—	—	(16)	(16)
Contributions	—	—	—	—	—	—	20	20
Distributions	—	—	—	—	—	—	(70)	(70)
Other comprehensive loss	—	—	—	(50)	—	(50)	—	(50)
Deconsolidation of investment vehicles	—	—	—	—	—	—	(132)	(132)
As of September 30, 2023	57,819,732	$1	$5,815	$(565)	$1	$5,252	$49	$5,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (in millions)

	Nine Months Ended September 30,
	2024	2023
Net cash flows provided by (used in) operating activities	$1	$258
Cash flows from investing activities:
Fixed-maturity securities, available-for-sale:
Purchases	(968)	(458)
Sales	575	767
Maturities and paydowns	577	528
Short-term investments with original maturities of over three months:
Purchases	(1)	(16)
Sales	—	4
Maturities and paydowns	5	35
Net sales (purchases) of short-term investments with original maturities of less than three months	172	(638)
Sales of fixed-maturity securities, trading	233	—
Maturities and paydowns of fixed-maturity securities, trading	5	—
Paydowns of financial guaranty variable interest entities’ assets	18	88
Purchases of and contributions to other invested assets	(103)	(128)
Sales of and return of capital from other invested assets	35	16
Sale of asset management subsidiaries, net of cash	—	(14)
Other	(4)	(1)
Net cash flows provided by (used in) investing activities	544	183
Cash flows from financing activities:
Dividends paid	(52)	(51)
Repurchases of common shares	(412)	(90)
Net paydowns of financial guaranty variable interest entities’ liabilities	(157)	(141)
Issuance of long-term debt, net of issuance costs	—	345
Redemption of debt	—	(330)
Payments related to tax withholding for share-based compensation	(30)	(16)
Other	2	1
Cash flows from consolidated investment vehicles:
Repayment of collateralized loan obligations	—	(1)
Repayment of warehouse financing debt	—	(166)
Borrowing (payment) under credit facilities	—	(4)
Distributions to noncontrolling interests from consolidated investment vehicles	(10)	(80)
Net cash flows provided by (used in) financing activities	(659)	(533)
Effect of foreign exchange rate changes	2	—
Increase (decrease) in cash and cash equivalents and restricted cash	(112)	(92)
Cash and cash equivalents and restricted cash at beginning of period	286	207
Cash and cash equivalents and restricted cash at end of period	$174	$115

(continued on next page)

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited) - (Continued)

 (in millions)

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information
Income taxes paid (received)	$59	$3
Interest paid on long-term debt	66	55

Supplemental disclosure of non-cash activities:
Fixed-maturity securities, available-for-sale, received as salvage	$—	$1
Contributions from noncontrolling interests	—	20
Distributions to noncontrolling interests	—	27
Sale of asset management subsidiaries (see Note 1)
Assets acquired	—	444
Assets transferred	—	241
Liabilities transferred	—	66

	As of
	September 30, 2024	September 30, 2023
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash	$147	$108
Restricted cash (included in other assets)	4	—
Cash and cash equivalents of consolidated investment vehicles (See Note 8)	23	7
Cash and cash equivalents and restricted cash at the end of period	$174	$115

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

The following table presents the calculation of the gain associated with the Sound Point Transaction and AHP Transaction during the nine-month period ended September 30, 2023 (nine months 2023).

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
(2)    Consists of a $248 million gain on the Sound Point Transaction, and a $7 million gain on the AHP Transaction, which were both reported in the Corporate division (as described in Note 2, Segment Information). In the fourth quarter of 2023, the Company reported a $7 million adjustment to increase the pre-tax gain on the Sound Point Transaction.

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

The Company recognized expenses of $14 million and $46 million during the three-month period ended September 30, 2023 (third quarter 2023) and nine months 2023 respectively, associated with the Sound Point Transaction and AHP Transaction.

Assets and Liabilities Held For Sale

The Company designated certain assets and liabilities supporting the Insurance segment as held for sale in the first quarter of 2023. The held for sale assets and liabilities were $28 million (reported in “other assets”) and $3 million (reported in “other liabilities”), respectively, as of September 30, 2024.

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

These unaudited interim condensed consolidated financial statements are as of September 30, 2024 and cover the three-month period ended September 30, 2024 (third quarter 2024), third quarter 2023, the nine-month period ended September 30, 2024 (nine months 2024) and nine months 2023. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current period’s presentation.

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

The Company’s principal insurance subsidiaries are:

•AG, domiciled in Maryland and formerly known as Assured Guaranty Corp., and its insurance subsidiaries:
▪Assured Guaranty UK Limited, organized in the U.K.;
▪Assured Guaranty (Europe) SA (AGE), organized in France;
•Assured Guaranty Re Ltd. (AG Re), domiciled in Bermuda, and its insurance subsidiary
▪Assured Guaranty Re Overseas Ltd. (AGRO), domiciled in Bermuda.

U.S. Insurance Subsidiaries - Stock Redemptions and Merger

In May 2024, the New York State Department of Financial Services (NYDFS) approved, and AGM implemented, the redemption of approximately $100 million of AGM’s shares of common stock from its then parent, Assured Guaranty Municipal Holdings Inc. (AGMH).

Effective August 1, 2024, AGM merged with and into AG, with AG as the surviving company. Prior to the merger, AGM was a principal insurance subsidiary of the Company. As a result of the merger, the Company wrote-off the $6 million carrying value of AGM's insurance licenses in third quarter 2024, which was recorded in other operating expenses in the Insurance segment. In connection with the merger, the Maryland Insurance Administration (MIA) approved, and in third quarter 2024 AG implemented, the redemption of approximately $300 million of AG’s shares of common stock from its parent, AGMH, in exchange for cash of $167 million and the remainder in alternative investments.

Investment Subsidiary and U.S. Holding Companies

AG owns (and until August 1, 2024, AG and AGM jointly owned) an investment subsidiary, AGAS, which invests in funds managed by Sound Point, AHP, and, prior to July 1, 2023, AssuredIM (Sound Point and AHP funds, some of which were formerly known as AssuredIM funds).

AGL directly or indirectly owns several holding companies, two of which - Assured Guaranty US Holdings Inc. (AGUS) and AGMH (collectively, the U.S. Holding Companies) - have public debt outstanding.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this ASU require disclosure about specific expense categories, including employee compensation, depreciation and intangible asset amortization, in the notes to financial statements at interim and annual reporting periods. This ASU is effective in fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating when and how it will adopt this ASU and the effect that the amendments in this ASU may have on its expense disclosures.

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

In addition to the adjustments listed above, the adjusted operating income (loss) segment measure differs from GAAP in other respects. The Insurance segment includes: (i) premiums and losses from the financial guaranty insurance policies issued by the U.S. Insurance Subsidiaries that guarantee the FG VIEs’ debt; and (ii) the insurance subsidiaries’ share of earnings from investments in funds managed by Sound Point (prior to July 1, 2023, AssuredIM) and AHP funds in “equity in earnings (losses) of investees.” Under GAAP, (i) FG VIEs are consolidated by the U.S. Insurance Subsidiaries and the premiums and losses/recoveries associated with the financial guaranty policies in respect of the FG VIEs’ debt are eliminated (the reconciliation tables below present the FG VIEs and related eliminations in “other”); and (ii) certain alternative investments are accounted for as CIVs, which are consolidated by either AGUS or AGAS (in the reconciliation tables below, the CIVs and related

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
eliminations of the Insurance segment’s “equity in earnings (losses) of investees” associated with AGAS’ ownership interest in CIVs are presented in “other”). Until July 1, 2023, under GAAP, reimbursable fund expenses were shown as a component of asset management fees and included in total revenues, whereas in the Asset Management segment in the tables below these expenses were netted in “segment expenses.”

The Company does not report assets by reportable segment as the CODM does not assess performance and allocate resources based on assets.

The Insurance segment primarily consists of the adjusted operating income (loss) of: (i) the Company’s insurance subsidiaries; and (ii) AGAS.

Prior to July 1, 2023, the Asset Management segment consisted of the adjusted operating income (loss) of AssuredIM, which provided asset management services to third-party investors, as well as to the Company. Since July 2023, the Company participates in the asset management business through its ownership interest in Sound Point as described in Note 1, Business and Basis of Presentation. Beginning in the third quarter 2023, the Asset Management segment primarily includes the results of the Company’s equity method investment in Sound Point.

The Corporate division primarily consists of: (i) interest expense and any losses on the extinguishment of the U.S. Holding Companies’ debt; (ii) other corporate operating expenses of AGL and the U.S. Holding Companies, and (iii) beginning in third quarter 2024, equity in earnings from certain alternative investments that were transferred from AG to AGMH as part of the share redemption that occurred on August 5, 2024. The Corporate division also included the gain associated with the Sound Point and the AHP transactions in third quarter 2023 and nine months 2023.

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

Segment Information

	Third Quarter
	2024		2023
	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$202	$1	$206	$—
Intersegment revenues	2	1	2	—
Segment revenues	204	2	208	—
Segment expenses	28	2	165	—
Segment equity in earnings (losses) of investees	28	4	25	—
Less: Segment provision (benefit) for income taxes	42	—	9	—
Segment adjusted operating income (loss)	$162	$4	$59	$—

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

	Nine Months
	2024		2023
	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$615	$8	$615	$44
Intersegment revenues	7	2	7	27
Segment revenues	622	10	622	71
Segment expenses	183	6	354	75
Segment equity in earnings (losses) of investees	83	2	60	—
Less: Segment provision (benefit) for income taxes	95	1	46	(1)
Segment adjusted operating income (loss)	$427	$5	$282	$(3)

The tables below present a reconciliation of significant components of segment information to the comparable consolidated amounts.

Reconciliation of Segment Information to Consolidated Information
Three Months Ended September 30, 2024

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$204	$28	$28	$42	$—	$162
Asset Management	2	2	4	—	—	4
Total segments	206	30	32	42	—	166
Corporate division	4	37	—	(4)	—	(29)
Other	8	(2)	(14)	(2)	5	(7)
Subtotal	218	65	18	36	5	130
Reconciling items:
Realized gains (losses) on investments	—	—	—	—	—	—
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	—	2	—	—	—	(2)
Fair value gains (losses) on CCS	(3)	—	—	—	—	(3)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	54	—	—	—	—	54
Tax effect	—	—	—	8	—	(8)
Total consolidated	$269	$67	$18	$44	$5	$171

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
Three Months Ended September 30, 2023

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$208	$165	$25	$9	$—	$59
Asset Management	—	—	—	—	—	—
Total segments	208	165	25	9	—	59
Corporate division	259	57	—	47	—	155
Other	(4)	(3)	(7)	(2)	2	(8)
Subtotal	463	219	18	54	2	206
Reconciling items:
Realized gains (losses) on investments	(9)	—	—	—	—	(9)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	6	—	—	—	—	6
Fair value gains (losses) on CCS	(20)	—	—	—	—	(20)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(37)	—	—	—	—	(37)
Tax effect	—	—	—	(11)	—	11
Total consolidated	$403	$219	$18	$43	$2	$157

Reconciliation of Segment Information to Consolidated Information
Nine Months Ended September 30, 2024

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$622	$183	$83	$95	$—	$427
Asset Management	10	6	2	1	—	5
Total segments	632	189	85	96	—	432
Corporate division	13	128	—	(14)	—	(101)
Other	28	(12)	(38)	(2)	12	(8)
Subtotal	673	305	47	80	12	323
Reconciling items:
Realized gains (losses) on investments	2	—	—	—	—	2
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	11	—	—	—	—	11
Fair value gains (losses) on CCS	(12)	—	—	—	—	(12)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	42	—	—	—	—	42
Tax effect	—	—	—	8	—	(8)
Total consolidated	$716	$305	$47	$88	$12	$358

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

The Company seeks to limit its exposure to losses by underwriting obligations that it views to be investment grade at inception, although on occasion it may underwrite new issuances that it views to be below-investment-grade (BIG), typically as part of its loss mitigation strategy for existing troubled exposures. The Company also seeks to acquire portfolios of insurance from financial guarantors that are no longer writing new business by acquiring such companies, providing reinsurance on or novating a portfolio of insurance; in such instances, it evaluates the risk characteristics of the target portfolio, which may include some BIG exposures, as a whole in the context of the proposed transaction. The Company diversifies its insured portfolio across sector and geography and, in the structured finance portfolio, generally requires subordination or collateral to protect it from loss. Reinsurance may be used in order to reduce net exposure to certain insured transactions.

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

The Company monitors its insured portfolio and refreshes its internal credit ratings on individual exposures in quarterly, semi-annual or annual cycles based on the Company’s view of the exposure’s credit quality, loss potential, volatility and sector. More extensive monitoring and intervention are employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. Exposures identified as BIG are subjected to further review to determine the probability of a loss and to calculate the expected loss to be paid.

Ratings on exposures in sectors identified as under the most stress or with the most potential volatility are also reviewed every quarter, although the Company may also review a rating in response to developments impacting a credit when a ratings review is not scheduled. For assumed exposures, the Company may use the ceding company’s credit ratings of transactions where it is impractical for it to assign its own rating.

The Company assigns each BIG exposure to one of the three BIG surveillance categories below, which generally represent the following:

•BIG 1: Below-investment-grade exposures for which there are possible losses, on a present value basis, and the aggregate probability weighting of scenarios with losses is less than 50%.
•BIG 2: Below-investment-grade exposures for which there are possible losses, on a present value basis, and the aggregate probability weighting of scenarios with losses is at least 50%, but for which no claims (other than claims that the Company expects to be reimbursed within one year) have yet been paid.
•BIG 3: Below-investment-grade exposures for which losses are expected, on a present value basis, and the aggregate probability weighting of scenarios with losses is at least 50%, and for which claims have been paid that the Company does not expect to be reimbursed within one year.

For purposes of classifying BIG exposures into one of the three BIG categories, the Company calculates the present value of projected claim payments and recoveries using the pre-tax book yield of the relevant insurance subsidiary’s investment portfolio as the applicable discount rate.

As discussed in Note 4, Expected Loss to be Paid (Recovered), for financial statement measurement purposes, the Company uses risk-free rates (as determined each quarter) for discounting, rather than pre-tax book yield of the investment portfolio, to calculate the expected losses to be paid. Expected losses to be paid (recovered) are based on probability weighted scenarios and serve as the basis for the loss reserves reported in accordance with U.S. GAAP.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The Company has, from time to time, purchased securities that it has insured, and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The Company excludes amounts attributable to Loss Mitigation Securities from par and debt service outstanding and instead reports Loss Mitigation Securities in the investment portfolio. The Company manages such securities as investments and not insurance exposure. As of both September 30, 2024 and December 31, 2023, the Company excluded net par outstanding of $1.2 billion attributable to Loss Mitigation Securities.

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

The Company calculates its debt service outstanding as follows:

•for insured obligations that are not supported by homogeneous pools of assets (which category includes most of the Company’s public finance transactions), as the total estimated contractual future debt service due through maturity, regardless of whether the obligations may be called and regardless of whether, in the case of obligations where principal payments are due when an underlying asset makes a principal payment, the Company believes the obligations will be repaid prior to contractual maturity; and

•for insured obligations that are supported by homogeneous pools of assets that are contractually permitted to prepay principal (which category includes, for example, residential mortgage-backed securities (RMBS)), as the total estimated expected future debt service due on insured obligations through their respective expected terms, which reflects the Company’s expectations as to whether the obligations may be called and, in the case of obligations where principal payments are due when an underlying asset makes a principal payment, when the Company expects principal payments to be made prior to contractual maturity.

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

Financial Guaranty Portfolio
Debt Service and Par Outstanding

	As of September 30, 2024		As of December 31, 2023
	Gross	Net	Gross	Net
	(in millions)
Debt Service
Public finance	$400,188	$400,113	$386,494	$386,419
Structured finance	11,950	11,524	11,543	11,217
Total financial guaranty	$412,138	$411,637	$398,037	$397,636

Par Outstanding
Public finance	$247,976	$247,920	$239,352	$239,296
Structured finance	10,701	10,276	10,183	9,857
Total financial guaranty	$258,677	$258,196	$249,535	$249,153

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $1.6 billion of public finance gross par and $2.2 billion of structured finance gross par as of September 30, 2024. These commitments are contingent on the satisfaction of all conditions set forth in the guaranties and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Also, in connection with a potential transaction that would accelerate the run-off of the insured portfolio of Financial Guaranty Insurance Company (FGIC) (the Proposed Transaction) pursuant to the First Amended Plan of Rehabilitation for FGIC, dated June 4, 2013, the Company and FGIC are parties to a novation agreement dated as of February 8, 2024 pursuant to which certain FGIC policies insuring approximately $353 million of public finance (including infrastructure) gross par and approximately $50 million of structured finance gross par as of December 31, 2023 may in the future be novated to the Company in accordance with the terms and conditions of the novation agreement. The Proposed Transaction, including the novation of certain FGIC policies to the Company, is subject in all respects to review and approval by NYDFS, the reopening of FGIC’s rehabilitation proceeding, and ultimate approval by the Supreme Court of the State of New York. On September 10, 2024, following the NYDFS’s review of the Proposed Transaction and information submitted by FGIC, FGIC received a written communication from the NYDFS stating that the NYDFS does not support the Proposed Transaction. In the event the Proposed Transaction does not occur on or prior to September 30, 2025, either the Company or FGIC has the right to terminate the novation agreement in accordance with its terms.

Financial Guaranty Portfolio by Internal Rating
As of September 30, 2024

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$26	—%	$2,143	4.1%	$657	7.5%	$460	29.5%	$3,286	1.3%
AA	17,823	9.1	3,010	5.8	5,602	64.3	110	7.1	26,545	10.3
A	107,205	54.7	13,961	26.8	945	10.8	900	57.7	123,011	47.6
BBB	67,651	34.6	26,362	50.6	602	6.9	89	5.7	94,704	36.7
BIG	3,132	1.6	6,607	12.7	911	10.5	—	—	10,650	4.1
Total net par outstanding	$195,837	100.0%	$52,083	100.0%	$8,717	100.0%	$1,559	100.0%	$258,196	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2023

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$110	0.1%	$2,062	4.2%	$867	10.0%	$465	38.0%	$3,504	1.4%
AA	17,883	9.4	3,379	6.9	4,517	52.3	89	7.3	25,868	10.4
A	102,945	54.1	12,968	26.5	1,639	19.0	571	46.6	118,123	47.4
BBB	66,080	34.7	29,467	60.1	574	6.7	100	8.1	96,221	38.6
BIG	3,271	1.7	1,131	2.3	1,035	12.0	—	—	5,437	2.2
Total net par outstanding	$190,289	100.0%	$49,007	100.0%	$8,632	100.0%	$1,225	100.0%	$249,153	100.0%

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of September 30, 2024

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,342	$944	$846	$3,132	195,837
Non-U.S. public finance	6,052	555	—	6,607	52,083
Public finance	7,394	1,499	846	9,739	247,920
Structured finance:
U.S. RMBS	91	29	711	831	1,546
Other structured finance	—	22	58	80	8,730
Structured finance	91	51	769	911	10,276
Total	$7,485	$1,550	$1,615	$10,650	$258,196

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2023

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,257	$926	$1,088	$3,271	$190,289
Non-U.S. public finance	1,131	—	—	1,131	49,007
Public finance	2,388	926	1,088	4,402	239,296
Structured finance:
U.S. RMBS	22	36	883	941	1,774
Other structured finance	—	27	67	94	8,083
Structured finance	22	63	950	1,035	9,857
Total	$2,410	$989	$2,038	$5,437	$249,153

Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of September 30, 2024

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in millions)
BIG 1	$7,456	$29	$7,485	102	2	104
BIG 2	1,546	4	1,550	12	1	13
BIG 3	1,615	—	1,615	100	4	104
Total BIG	$10,617	$33	$10,650	214	7	221

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

Exposure to Puerto Rico

All of the Company’s insured exposure to various authorities and public corporations of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) is rated BIG. As of September 30, 2024, the Company’s only remaining outstanding insured Puerto Rico exposure subject to a payment default was the Puerto Rico Electric Power Authority (PREPA).

Puerto Rico Par and Debt Service Schedules

The following tables show the Company’s insured exposure to various authorities and public corporations of Puerto Rico.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	As of		As of
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
(in millions)
Exposure to Puerto Rico (1)	$865	$1,120	$1,136	$1,526
____________________
(1)    Includes Puerto Rico Highways and Transportation Authority (PRHTA) exposure resolved pursuant to the 2022 Puerto Rico Resolutions (as defined below). The remaining amounts owed for the insured PRHTA bonds are payable in full by the Company’s insurance subsidiaries under their financial guaranty policies and are no longer dependent on the credit of the PRHTA.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Puerto Rico
Net Par Outstanding

	As of
	September 30, 2024	December 31, 2023
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$531	$624
Total Defaulted	531	624
Resolved Puerto Rico Exposures (1)
PRHTA (Transportation revenue)	204	244
PRHTA (Highway revenue)	24	128
Total Resolved	228	372
Non-Defaulting Puerto Rico Exposures (2)
Municipal Finance Agency (MFA)	91	108
University of Puerto Rico (U of PR)	1	1
Total Non-Defaulting	92	109
Total net exposure to Puerto Rico	$851	$1,105
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

The following table shows the aggregate scheduled amortization for obligations of the Puerto Rico authorities and public corporations that the Company insures, including the remaining amounts owed for insured PRHTA bonds which are payable in full by the Company under their financial guaranty policies and are no longer dependent on the credit of the PRHTA. The Company guarantees payment of interest and principal when those amounts are scheduled to be paid and cannot be required to pay on an accelerated basis, although in certain circumstances it may elect to do so. In the event that obligors default on their obligations, the Company would only be required to pay the shortfall between the debt service due in any given period and the amount paid by the obligors.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Amortization Schedule of Puerto Rico
Net Par Outstanding and Net Debt Service Outstanding
As of September 30, 2024

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2024 (October 1 - December 31)	$—	$3

2025 (January 1 - March 31)	—	18
2025 (April 1 - June 30)	—	2
2025 (July 1 - September 30)	84	102
2025 (October 1 - December 31)	—	2
Subtotal 2025	84	124
2026	140	177
2027	120	151
2028	81	106
2029-2033	197	282
2034-2038	132	170
2039-2041	97	106
Total	$851	$1,119

PREPA

As of September 30, 2024 and December 31, 2023, the Company’s net par outstanding on insured PREPA obligations was $531 million and $624 million, respectively. The PREPA bonds are secured by a lien on the net revenues of the electric system.

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

On November 17, 2023, the Federal District Court of Puerto Rico approved the supplemental disclosure statement (Supplemental Disclosure Statement) supporting the PREPA plan of adjustment filed by the FOMB (as amended or modified from time to time). On February 16, 2024, the FOMB filed with the Federal District Court of Puerto Rico its most recent plan of adjustment for PREPA, the Modified Fourth Amended Title III Plan of Adjustment (FOMB PREPA Plan). The Supplemental Disclosure Statement and the FOMB PREPA Plan are based on the last revised PREPA fiscal plan certified by the FOMB on June 23, 2023. The confirmation hearing for the FOMB PREPA Plan occurred in March 2024. At the end of the hearing, the Federal District Court of Puerto Rico stated that it was taking the confirmation of the FOMB PREPA Plan under advisement and gave no indication of timing for an opinion or order.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
On November 28, 2023, the Federal District Court of Puerto Rico finally adjudicated all claims and counterclaims in the PREPA lien challenge adversary proceeding. On November 30, 2023, the Company filed a notice of appeal with the United States Court of Appeals for the First Circuit (First Circuit) for portions of the March 22, 2023 decision, including the lien scope ruling and the need for a claim estimation proceeding, as well as the June 26, 2023 claim estimation ruling. On January 29, 2024, the First Circuit heard oral arguments for the Company’s appeals. On June 12, 2024, the First Circuit issued its opinion on the appeal, holding that bondholders have a claim against PREPA for the full principal amount of the bonds, plus matured interest, that there was no need for a claim estimation proceeding because the PREPA bonds specify the amount that PREPA legally owes bondholders, and that the claim is secured by PREPA’s net revenues, including future net revenues. On June 26, 2024, the FOMB asked the First Circuit to reconsider its determination that bondholders’ security interest in future net revenues is perfected. Briefing on the FOMB’s request was held on August 9, 2024, and the First Circuit has given no indication of timing on a decision.

On July 10, 2024, the Federal District Court of Puerto Rico ordered the FOMB and bondholders to resume mediation and instituted a 60-day stay of all FOMB PREPA Plan litigation. On October 29, 2024, the Federal District Court of Puerto Rico extended the term of mediation and the litigation stay through January 31, 2025.

Resolved Puerto Rico Exposures

In 2022, as a result of the resolution of the Company’s exposure to insured Puerto Rico credits experiencing payment default other than PREPA (2022 Puerto Rico Resolutions), the Company received cash, new general obligation bonds (New GO Bonds), new bonds backed by toll revenues (Toll Bonds, and together with New GO Bonds, New Recovery Bonds) and contingent value instruments (CVIs). The CVIs are intended to provide creditors with additional recoveries tied to the outperformance of the Puerto Rico 5.5% Sales and Use Tax receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. Cash, New Recovery Bonds and CVIs received pursuant to the 2022 Puerto Rico Resolutions are collectively referred to as Plan Consideration. As of September 30, 2024, all but $136 million of the CVIs (at fair value), and substantially all of the New Recovery Bonds had been sold or redeemed. As of September 30, 2024, remaining CVIs are reported in “fixed-maturity securities, trading.” See Note 7, Investments. The Company may sell in the future any CVIs it continues to hold.

As of September 30, 2024 and December 31, 2023, the Company had $228 million and $372 million of insured net par outstanding of legacy PRHTA bonds, respectively. This net par outstanding primarily represents the Company’s exposure in respect of legacy insured PRHTA bondholders who elected to receive custody receipts that represent an interest in the legacy insurance policy plus Plan Consideration, as described below. The remaining amounts owed for insured PRHTA bonds are payable in full by the Company’s insurance subsidiaries under their financial guaranty policies and are no longer dependent on the credit of PRHTA. The Company consolidates the trusts in which the PRHTA financial guaranty policies are reported. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

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

Non-Defaulting Puerto Rico Exposures

As of September 30, 2024 and December 31, 2023, the Company had $92 million and $109 million, respectively, of remaining non-defaulting Puerto Rico net par outstanding related primarily to the MFA. The MFA exposures are secured by a lien on local tax revenues and remain current on debt service payments.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Certain legal actions involving the Company and relating to the Commonwealth, Puerto Rico Convention Center District Authority, Puerto Rico Infrastructure Financing Authority or PRHTA, were resolved on March 15, 2022, and all remaining legal actions involving the Company and relating to PRHTA were resolved on December 6, 2022, in connection with the 2022 Puerto Rico Resolutions. There remains one active proceeding related to PREPA, while there are a number of unresolved proceedings involving the Company and relating to the default by the Commonwealth or its instrumentalities that remain stayed pending the Federal District Court of Puerto Rico’s determination on the FOMB PREPA Plan. See Outstanding Exposure, Exposure to Puerto Rico, for a description of the PREPA proceeding.

The unresolved proceedings initiated in the Federal District Court of Puerto Rico involving the Company and relating to the default by the Commonwealth or its instrumentalities that remain stayed pending the Federal District Court of Puerto Rico’s determination on the FOMB PREPA Plan are:

•AG motion to compel the FOMB to certify the PREPA restructuring support agreement executed in May 2019 (PREPA RSA) for implementation under Title VI of PROMESA.

•AG motion to dismiss PREPA’s Title III Bankruptcy proceeding or, in the alternative, to lift the PROMESA automatic stay to allow for the appointment of a receiver.

•Adversary complaint by certain fuel line lenders of PREPA against AG, among other parties, including various PREPA bondholders and bond insurers, seeking, among other things, declarations that there is no valid lien securing the PREPA bonds unless and until such lenders are paid in full, as well as orders subordinating the PREPA bondholders’ lien and claims to such lenders’ claims, and declaring the PREPA RSA null and void.

•AG motion to intervene in lawsuit by the retirement system for PREPA employees against, among others, the FOMB, PREPA, the Commonwealth, and the trustee for PREPA bondholders seeking, among other things, declarations that there is no valid lien securing the PREPA bonds other than on amounts in the sinking funds, and order subordinating the PREPA bondholders’ lien and claim to the PREPA employees’ claims.

Specialty Business

The Company also guarantees specialty business with risk profiles similar to those of its structured finance exposures written in financial guaranty form.

Specialty Business

	As of September 30, 2024		As of December 31, 2023
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in millions)
Insurance securitizations (1)	$1,454	$1,124	$1,370	$1,043
Diversified real estate (2)	1,509	1,509	1,569	1,569
Pooled corporate obligations	694	694	488	488
Aircraft residual value insurance	308	176	355	200
____________________
(1)    Insurance securitizations exposure is projected to reach $1.6 billion gross and $1.3 billion net in 2026.
(2)    Excess-of-loss guaranty of a minimum amount of billed rent on a diversified portfolio of real estate properties with an internal rating of AA that matures in 2042. This guaranty is accounted for in accordance with Accounting Standards Codification (ASC) 460, Guarantees.

All exposures in the table above are rated investment-grade, except gross exposure of $144 million and net exposure of $84 million of aircraft residual value insurance as of both September 30, 2024 and December 31, 2023.

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

Economic loss development (benefit) represents the change in net expected loss to be paid (recovered) attributable to the effects of changes in the economic performance of insured transactions, changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

In order to effectively evaluate and manage the economics and liquidity of the entire insured portfolio, management assigns ratings and calculates expected loss to be paid (recovered), on a contract-by-contract basis, in the same manner for all its exposures regardless of form or differing accounting models. The exposure reported in Note 3, Outstanding Exposure, includes policies accounted for under various accounting models depending on the characteristics of the contract and the Company’s control rights. The three primary models are: (i) insurance, as described in Note 5, Contracts Accounted for as Insurance; (ii) derivatives, as described in Note 6, Contracts Accounted for as Credit Derivatives, and Note 9, Fair Value Measurement; and (iii) FG VIE consolidation, as described in Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles. The Company has paid and expects to pay future losses and/or recover past losses on policies which fall under each of these accounting models. This note provides information regarding expected claim payments to be made and/or recovered, regardless of the accounting method.

Loss Estimation Process

The Company’s loss reserve committees estimate expected loss to be paid (recovered) by reviewing analyses that consider various scenarios with corresponding probabilities assigned to them. Depending upon the characteristics of the risk, the Company’s view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments, sector-driven loss severity assumptions and/or judgmental assessments. In the case of its assumed business, the Company may conduct its own analysis as just described or, depending on the Company’s view of the potential size of any loss and the information available to the Company, the Company may use loss estimates provided by ceding insurers. Each quarter, the Company’s loss reserve committees review and refresh their loss projection assumptions, scenarios and the probabilities they assign to those scenarios based on developments during the period and their view of future performance.

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

Changes over a reporting period in the Company’s loss estimates for public finance obligations supported by specified revenue streams, such as revenue bonds issued by toll road authorities, municipal utilities, airport authorities or healthcare systems, generally will be influenced by factors impacting their revenue levels, such as changes in demand; changing demographics; and other economic factors, especially if the obligations do not benefit from financial support from other tax revenues or governmental authorities. Changes over a reporting period in the Company’s loss estimates for its tax-supported and general obligation public finance transactions generally will be influenced by factors impacting the public issuer’s ability and willingness to pay, such as changes in the economy and population of the relevant area; changes in the issuer’s ability or willingness to raise taxes, decrease spending or receive federal assistance; new legislation; rating agency actions that affect the issuer’s ability to refinance maturing obligations or issue new debt at a reasonable cost; changes in the priority or amount of pensions and other obligations owed to workers; developments in restructuring or settlement negotiations; and other political and economic factors. Changes in loss estimates may also be affected by the Company’s loss mitigation efforts and other variables.

Changes in the Company’s loss estimates for structured finance transactions can be influenced by the performance of the assets supporting those transactions, by macroeconomic factors and by specific actions taken to mitigate losses. For example, changes over a reporting period in the Company’s loss estimates for its RMBS transactions may be influenced by factors such as prepayments, the level and timing of loan defaults experienced, changes in housing prices, discount rates and results from the Company’s loss mitigation activities. Actual losses will ultimately depend on future events, transaction performance or other factors that are difficult to predict. As a result, the Company’s current projections of certain losses may be subject to considerable uncertainty and may not reflect the Company’s ultimate claims paid.

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

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Third Quarter		Nine Months
Accounting Model	September 30, 2024	December 31, 2023	2024	2023	2024	2023
	(in millions)
Insurance (see Note 5)	$70	$263	$(31)	$92	$(19)	$160
FG VIEs (see Note 8) (1)	236	240	(1)	(6)	—	(15)
Credit derivatives (see Note 6)	—	2	(2)	1	(1)	2
Total	$306	$505	$(34)	$87	$(20)	$147
____________________
(1)    The net expected loss to be paid for FG VIEs primarily relates to trusts established as part of the 2022 Puerto Rico Resolutions (Puerto Rico Trusts) that were consolidated.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts, which are accounted for under one of the following accounting models: insurance, derivative or FG VIE. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 3.52% to 4.96% with a weighted average of 3.74% as of September 30, 2024 and 3.79% to 5.40% with a weighted average of 4.10% as of December 31, 2023. Net expected losses to be paid for U.S. dollar denominated transactions represented approximately 71.7% and 96.1% of the total as of September 30, 2024 and December 31, 2023, respectively. The Company used risk-free rates for non-U.S. dollar denominated obligations that ranged from 1.86% to 4.95% with a weighted average of 3.94% as of September 30, 2024 and 1.90% to 5.21% with a weighted average of 3.28% as of December 31, 2023.

Net Expected Loss to be Paid (Recovered)
Roll Forward

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$447	$560	$505	$522
Economic loss development (benefit) due to:
Accretion of discount	5	6	14	15
Changes in discount rates	3	(12)	1	(8)
Changes in timing and assumptions	(42)	93	(35)	140
Total economic loss development (benefit)	(34)	87	(20)	147
Net (paid) recovered losses	(107)	(157)	(179)	(179)
Net expected loss to be paid (recovered), end of period	$306	$490	$306	$490

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Third Quarter 2024
Sector	Net Expected Loss to be Paid (Recovered) as of June 30, 2024	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2024
	(in millions)
Public finance:
U.S. public finance	$374	$(23)	$(113)	$238
Non-U.S. public finance	37	46	(2)	81
Public finance	411	23	(115)	319
Structured finance:
U.S. RMBS	—	(56)	10	(46)
Other structured finance	36	(1)	(2)	33
Structured finance	36	(57)	8	(13)
Total	$447	$(34)	$(107)	$306

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

	Third Quarter 2023
Sector	Net Expected Loss to be Paid (Recovered) as of June 30, 2023	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2023
	(in millions)
Public finance:
U.S. public finance	$433	$135	$(169)	$399
Non-U.S. public finance	10	(1)	—	9
Public finance	443	134	(169)	408
Structured finance:
U.S. RMBS	73	(48)	13	38
Other structured finance	44	1	(1)	44
Structured finance	117	(47)	12	82
Total	$560	$87	$(157)	$490

	Nine Months 2024
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2023	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2024
	(in millions)
Public finance:
U.S. public finance	$398	$(14)	$(146)	$238
Non-U.S. public finance	20	63	(2)	81
Public finance	418	49	(148)	319
Structured finance:
U.S. RMBS	43	(69)	(20)	(46)
Other structured finance	44	—	(11)	33
Structured finance	87	(69)	(31)	(13)
Total	$505	$(20)	$(179)	$306

	Nine Months 2023
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2022	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2023
	(in millions)
Public finance:
U.S. public finance	$403	$193	$(197)	$399
Non-U.S. public finance	9	—	—	9
Public finance	412	193	(197)	408
Structured finance:
U.S. RMBS	66	(52)	24	38
Other structured finance	44	6	(6)	44
Structured finance	110	(46)	18	82
Total	$522	$147	$(179)	$490
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The tables above include (i) net LAE paid of $5 million, $9 million, $25 million and $17 million for third quarter 2024, third quarter 2023, nine months 2024 and nine months 2023, respectively, and (ii) net expected LAE to be paid of $16 million as of September 30, 2024 and $22 million as of December 31, 2023, respectively.

Public Finance

The largest components of the public finance net expected losses to be paid (recovered), based on the probability weighting of its scenarios, relate to certain Puerto Rico, healthcare and U.K. regulated utilities exposures. See Note 3, Outstanding Exposure, for a discussion of Puerto Rico exposures, and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for a discussion of the Puerto Rico Trusts.

Certain BIG healthcare exposures are experiencing rising labor costs due to competition for labor and shortages in certain markets. Additionally, inflation has increased the cost of medical supplies, medical equipment, and pharmacy products, while hospitals with large Medicaid and Medicare payor mixes have not seen reimbursement levels keep pace with rising costs. The combined revenue and expense challenges have led to cash flow and liquidity stress in certain transactions. In addition, certain credits are struggling to make necessary capital expenditures and improvements to facilities.

In third quarter 2024, the Company internally downgraded to BIG certain U.K regulated utilities and European renewable energy transactions that are experiencing operational strain, high financing costs and other capital constraints.

The total net expected loss to be paid for U.S. public finance exposures is net of expected recoveries related to certain claims already paid. As of September 30, 2024 and December 31, 2023, that assumed future recovery was $206 million and $193 million, respectively.

The Company’s net expected losses to be paid (recovered) incorporate management’s probability weighted estimates of all possible scenarios. Economic loss development for public finance transactions in third quarter 2024 and nine months 2024 was primarily attributable to certain U.K. regulated utilities and Puerto Rico exposures, offset in part by improvements in certain healthcare exposures.

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

Net Economic Loss Development (Benefit)
U.S. RMBS

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions)
First lien U.S. RMBS	$(21)	$(12)	$(24)	$(12)
Second lien U.S. RMBS	(35)	(36)	(45)	(40)

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

First Lien U.S. RMBS Liquidation Rates

	As of September 30, 2024			As of December 31, 2023
	Range (1)			Range (1)
Current but recently delinquent	20%			20%
30 – 59 Days Delinquent	30%	–	40%	30%	–	35%
60 – 89 Days Delinquent	35%	–	40%	40%	–	45%
90+ Days Delinquent	35%	–	45%	45%	–	60%
Bankruptcy	40%	–	50%	40%	–	50%
Foreclosure	40%	–	50%	55%	–	65%
Real Estate Owned	100%			100%
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

Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. The Company assumes in the base scenario that recent (still historically elevated) loss severities will improve after loans with accumulated delinquencies and foreclosure cost are liquidated. The Company is assuming in the base scenario that recent severity levels generally will continue for another 18 months. The Company determines its initial loss severity based on recent experience. Each quarter, the Company reviews available data and (if necessary) adjusts its severities based on its observations. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18-month period, trending to 40% in the base scenario over 2.5 years.

The Company incorporates a recovery assumption into its loss modeling to reflect observed trends in recoveries of deferred principal balances of modified first lien loans that had been previously written off. For transactions where the Company has detailed loan information, the Company assumes that a percentage of the deferred loan balances will eventually be recovered upon sale of the collateral or refinancing of the loans. In third quarter 2024, due to observed trends and high levels of home equity, the Company increased its scenario-based recovery assumptions such that the weighted average recovery percentage increased from 30% to approximately 50%. The effect of these updated assumptions on expected losses was a benefit of $15 million.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions used in the calculation of expected loss to be paid (recovered) for individual transactions for vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Scenario Expected Loss Estimates
First Lien U.S. RMBS

	As of September 30, 2024				As of December 31, 2023
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	0.0%	-	13.5%	3.4%	0.0%	-	10.0%	4.2%
Final CDR	0.0%	-	0.7%	0.2%	0.0%	-	0.5%	0.2%
Initial loss severity	40.0%	-	50.0%	43.1%	50%
Future recovery for deferred principal balances	50%				30%

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

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien U.S. RMBS transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the CDR plateau. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of September 30, 2024 and December 31, 2023.

The Company used a similar approach to establish its scenarios as of September 30, 2024 as it used as of December 31, 2023, increasing and decreasing the periods and levels of stress from those used in the base scenario. In the Company’s most stressful scenario where 20% of deferred principal balances are assumed to be recovered, loss severities experience stress for nine years and the initial ramp-down of the CDR was assumed to occur over 16 months, expected loss to be paid would increase from current projections by approximately $33 million for all first lien U.S. RMBS transactions. In the Company’s least stressful scenario where 80% of deferred principal balances are assumed to be recovered, the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over eight months), expected loss to be paid would decrease from current projections by approximately $31 million for all first lien U.S. RMBS transactions.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of September 30, 2024 and December 31, 2023, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company’s second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions quarterly based on actual recoveries of charged-off loans observed from period to period and reasonable expectations of future recoveries. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. During third quarter 2024, due to observed trends and high levels of home equity, the Company updated its assumptions of such recoveries to reflect a base scenario, and a weighted average, recovery of 50%, up from 40%, which resulted in a benefit of $29 million. Such recoveries are assumed to be received evenly over the next five years.

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

Key Assumptions in Base Scenario Expected Loss Estimates
HELOCs

	As of September 30, 2024				As of December 31, 2023
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	0.4%	-	5.0%	2.3%	0.0%	-	9.3%	2.6%
Final CDR	0.0%	-	0.2%	0.1%	0.0%	-	0.5%	0.1%
Liquidation rates:
Current but recently delinquent	20%				20%
30 – 59 Days Delinquent	30				30
60 – 89 Days Delinquent	30				40
90+ Days Delinquent	40				60
Bankruptcy	55				55
Foreclosure	40				55
Real Estate Owned	100				100
Loss severity on future defaults	98%				98%
Projected future recoveries on previously charged-off loans	50%				40%

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien U.S. RMBS losses is the performance of its HELOC transactions.

The Company used a similar approach to establish its scenarios as of September 30, 2024 as it used as of December 31, 2023. The Company modeled scenarios with a longer period of elevated defaults and others with a shorter period of elevated defaults as well as various levels of assumed recoveries. In the Company’s most stressful scenario, assuming 20% recoveries on charged-off loans, increasing the CDR plateau to 42 months and increasing the ramp-down by four months to 16 months (for a total stress period of 58 months) would decrease the expected recovery by approximately $81 million for HELOC transactions. On the other hand, in the Company’s least stressful scenario, assuming 80% recoveries on charged-off loans, reducing the CDR plateau to 30 months and decreasing the length of the CDR ramp-down to eight months (for a total stress period of 38 months) and lowering the ultimate prepayment rate to 10% would increase the expected recovery by approximately $82 million for HELOC transactions.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Premiums

Net Earned Premiums

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions)
Financial guaranty insurance:
Scheduled net earned premiums	$73	$73	$216	$212
Accelerations from refundings and terminations	14	14	56	26
Accretion of discount on net premiums receivable	8	7	23	20
Financial guaranty insurance net earned premiums	95	94	295	258
Specialty net earned premiums	2	1	5	3
Net earned premiums	$97	$95	$300	$261

Gross Premium Receivable,
Net of Commissions Payable on Assumed Business
Roll Forward

	Nine Months
	2024	2023
	(in millions)
Beginning of year	$1,468	$1,298
Less: Specialty insurance premium receivable	1	1
Financial guaranty insurance premiums receivable	1,467	1,297
Gross written premiums on new business, net of commissions	278	215
Gross premiums received, net of commissions	(267)	(170)
Adjustments:
Changes in the expected term and debt service assumptions	(28)	4
Accretion of discount, net of commissions on assumed business	19	20
Foreign exchange gain (loss) on remeasurement	43	9
Financial guaranty insurance premium receivable	1,512	1,375
Specialty insurance premium receivable	1	1
September 30,	$1,513	$1,376

Approximately 69% and 70% of gross premiums receivable, net of commissions payable, at September 30, 2024 and December 31, 2023, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Insurance
Expected Future Premium Collections and Earnings

	As of September 30, 2024
	Future Premiums to be Collected (1)	Future Net Premiums to be Earned (2)
	(in millions)
2024 (October 1 - December 31)	$50	$74
2025	151	281
2026	118	263
2027	113	247
2028	107	234
2029-2033	414	951
2034-2038	306	628
2039-2043	233	400
After 2043	437	543
Total	$1,929	3,621
Future accretion		415
Total future net earned premiums		$4,036
____________________
(1)    Net of assumed commissions payable.
(2)     Net of reinsurance.

Selected Information for Financial Guaranty Insurance Policies with Premiums Paid in Installments

	As of
	September 30, 2024	December 31, 2023
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,512	$1,467
Deferred premium revenue	1,795	1,768
Weighted-average risk-free rate used to discount premiums	2.2%	2.1%
Weighted-average period of premiums receivable (in years)	12.5	12.5
Losses and Recoveries

Loss reserves and salvage are discounted at risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 3.52% to 4.96% with a weighted average of 3.79% as of September 30, 2024 and 3.79% to 5.40% with a weighted average of 4.17% as of December 31, 2023.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following tables provide information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance.

Net Reserve (Salvage) by Sector

	As of
Sector	September 30, 2024	December 31, 2023
	(in millions)
Public finance:
U.S. public finance	$(33)	$119
Non-U.S. public finance	1	1
Public finance	(32)	120
Structured finance:
U.S. RMBS	(158)	(87)
Other structured finance	32	42
Structured finance	(126)	(45)
Total	$(158)	$75

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
Financial Guaranty Insurance Contracts

As of September 30, 2024
(in millions)
Net expected loss to be paid (recovered) - financial guaranty insurance	$69
Contra-paid, net	24
Salvage and subrogation recoverable, net	410
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(251)
Net expected loss to be expensed (present value)	$252

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

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2024
(in millions)
2024 (October 1 - December 31)	$3
2025	12
2026	12
2027	17
2028	18
2029-2033	90
2034-2038	48
2039-2043	13
After 2043	39
Net expected loss to be expensed (present value)	252
Future accretion	(76)
Total expected future loss and LAE	$176

The following table presents the loss and LAE (benefit) reported in the condensed consolidated statements of operations by sector for insurance contracts.

Loss and LAE (Benefit) by Sector

	Third Quarter		Nine Months
Sector	2024	2023	2024	2023
	(in millions)
Public finance:
U.S. public finance	$(11)	$134	$(12)	$186
Non-U.S. public finance	—	—	—	—
Public finance	(11)	134	(12)	186
Structured finance:
U.S. RMBS	$(39)	$(35)	$(42)	$(31)
Other structured finance	(1)	1	—	4
Structured finance	(40)	(34)	(42)	(27)
Loss and LAE (benefit)	$(51)	$100	$(54)	$159

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of September 30, 2024

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	102	12	100	214	214
Remaining weighted-average period (in years)	19.3	12.7	7.1	17.0	17.0

Outstanding exposure:
Par	$7,463	$1,546	$1,622	$10,631	$10,617
Interest	7,131	1,214	598	8,943	8,940
Total (2)	$14,594	$2,760	$2,220	$19,574	$19,557

Expected cash outflows (inflows)	$4,056	$379	$1,320	$5,755	$5,746
Potential recoveries (3)	(4,272)	(346)	(1,145)	(5,763)	(5,753)
Subtotal	(216)	33	175	(8)	(7)
Discount	39	51	(14)	76	76
Expected losses to be paid (recovered)	$(177)	$84	$161	$68	$69

Deferred premium revenue	$199	$97	$121	$417	$417
Reserves (salvage)	$(256)	$28	$68	$(160)	$(159)

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
____________________
(1)A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The components of the Company’s credit derivative net par outstanding by sector are presented in the table below. The estimated remaining weighted average life of credit derivatives was 8.8 years and 11.1 years as of September 30, 2024 and December 31, 2023, respectively.

 Credit Derivatives (1)

	As of September 30, 2024		As of December 31, 2023
Sector	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$1,116	$(13)	$1,149	$(15)
Non-U.S. public finance	2,185	(18)	1,522	(20)
U.S. structured finance	153	(3)	322	(13)
Non-U.S. structured finance	828	—	615	(2)
Total	$4,282	$(34)	$3,608	$(50)
____________________
(1)    See Note 4, Expected Loss to be Paid (Recovered), for expected loss to be paid on credit derivatives.

Fair Value Gains (Losses) on Credit Derivatives

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions)
Realized gains (losses) and other settlements	$2	$—	$2	$1
Net unrealized gains (losses)	1	9	17	114
Fair value gains (losses) on credit derivatives	$3	$9	$19	$115

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

CDS Spread on AG (in basis points)

	As of September 30, 2024	As of December 31, 2023	As of September 30, 2023	As of December 31, 2022
Five-year CDS spread	65	66	98	63
One-year CDS spread	26	23	41	26

Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AG Credit Spread

	As of
	September 30, 2024	December 31, 2023
	(in millions)
Fair value of credit derivatives before effect of AG credit spread	$(59)	$(76)
Plus: Effect of AG credit spread	25	26
Net fair value of credit derivatives	$(34)	$(50)

The fair value of CDS contracts as of September 30, 2024, before considering the benefit applicable to AG’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions, sometimes related to downgrades, compared with those at the time of underwriting for certain underlying credits with longer tenor.

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

The remainder of the investment portfolio primarily consists of (i) Loss Mitigation Securities; (ii) trading securities consisting primarily of CVIs received in connection with the 2022 Puerto Rico Resolutions; (iii) equity method investments; and (iv) short-term investments. Equity method investments primarily consist of the investment in Sound Point and fund investments across a variety of strategies.

Investment Portfolio
Carrying Value

	As of
	September 30, 2024	December 31, 2023
	(in millions)
Fixed-maturity securities, available-for-sale (1):
Externally managed	$5,554	$5,372
Loss Mitigation Securities	468	459
Other	262	476
Fixed-maturity securities, trading (2)	163	318
Short-term investments	1,487	1,661
Other invested assets:
Equity method investments:
Sound Point	417	429
Alternative investments (3)	487	394
Other	8	6
Total (4)	$8,846	$9,115
____________________
(1)    9.1% and 9.2% of fixed-maturity securities, available-for-sale, were rated BIG or not rated as of September 30, 2024 and December 31, 2023, respectively. BIG rated securities consisted primarily of Loss Mitigation Securities.
(2)    These securities are not rated. Includes CVIs of $136 million and $318 million as of September 30, 2024 and December 31, 2023, respectively.
(3)    Excludes certain investments in funds of $278 million and $305 million as of September 30, 2024 and December 31, 2023, respectively, that are consolidated and accounted for as CIVs. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.
(4)    The aggregate carrying value of the Company’s investments in Sound Point managed funds, excluding the investment in Sound Point of $417 million and $429 million as of September 30, 2024 and December 31, 2023, respectively, and excluding certain investments in funds that are consolidated and accounted for as CIVs, was $288 million and $202 million as of September 30, 2024 and December 31, 2023, respectively.

The Company’s alternative investment commitments as of September 30, 2024 include $690 million in unfunded commitments and funded investments with a fair value of $848 million for a total of $1.5 billion, including a $1 billion commitment to invest in Sound Point managed alternative investments. Capital allocated to alternative investments was committed to several funds pursuing various strategies, including CLOs, middle market direct lending, asset-based/specialty finance and private healthcare investing. See Note 1, Business and Basis of Presentation, for a description of the Sound Point Transaction. As of September 30, 2024, three funds in which the Company invests are accounted for as CIVs. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

In addition to the commitments above, the Company has agreed to subscribe for liquidity bonds to be issued by a U.K. regulated utility to which it has insured exposure. At this time, it has committed to provide £80 million in capacity.

Accrued investment income, which is reported in “other assets,” was $71 million as of both September 30, 2024 and December 31, 2023.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Available-for-Sale Fixed-Maturity Securities by Security Type
As of September 30, 2024

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in millions)
Obligations of state and political subdivisions	33%	$2,171	$(14)	$33	$(71)	$2,119
U.S. government and agencies	1	75	—	1	(5)	71
Corporate securities (2)	38	2,503	(6)	43	(136)	2,404
Mortgage-backed securities (3):
RMBS	10	613	(20)	11	(60)	544
Commercial mortgage-backed securities (CMBS)	3	180	—	3	(3)	180
Asset-backed securities:
CLOs	6	384	—	1	(2)	383
Other	8	556	(26)	3	(25)	508
Non-U.S. government securities	1	83	—	1	(9)	75
Total available-for-sale fixed-maturity securities	100%	$6,565	$(66)	$96	$(311)	$6,284

Available-for-Sale Fixed-Maturity Securities by Security Type
As of December 31, 2023

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in millions)
Obligations of state and political subdivisions	41%	$2,733	$(13)	$33	$(92)	$2,661
U.S. government and agencies	1	65	—	1	(6)	60
Corporate securities (2)	34	2,327	(6)	17	(197)	2,141
Mortgage-backed securities (3):
RMBS	6	428	(21)	3	(68)	342
CMBS	2	157	—	—	(6)	151
Asset-backed securities:
CLOs	7	456	—	1	(7)	450
Other	7	465	(37)	—	(26)	402
Non-U.S. government securities	2	115	—	—	(15)	100
Total available-for-sale fixed-maturity securities	100%	$6,746	$(77)	$55	$(417)	$6,307
____________________
(1)Based on amortized cost.
(2)Includes securities issued by taxable universities and hospitals.
(3)U.S. government-agency obligations were approximately 67% and 42% of mortgage-backed securities as of September 30, 2024 and December 31, 2023, respectively, based on fair value.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of September 30, 2024

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$177	$—	$1,032	$(71)	$1,209	$(71)
U.S. government and agencies	—	—	31	(5)	31	(5)
Corporate securities	68	—	1,117	(107)	1,185	(107)
Mortgage-backed securities:
RMBS	19	—	138	(7)	157	(7)
CMBS	—	—	105	(3)	105	(3)
Asset-backed securities:
CLOs	59	(1)	150	(1)	209	(2)
Other	—	—	19	—	19	—
Non-U.S. government securities	20	—	33	(9)	53	(9)
Total	$343	$(1)	$2,625	$(203)	$2,968	$(204)
Number of securities (1)		103		1,105		1,203

Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of December 31, 2023

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$641	$(4)	$931	$(87)	$1,572	$(91)
U.S. government and agencies	—	—	33	(6)	33	(6)
Corporate securities	72	(1)	1,426	(152)	1,498	(153)
Mortgage-backed securities:
RMBS	27	(1)	124	(8)	151	(9)
CMBS	3	—	148	(6)	151	(6)
Asset-backed securities:
CLOs	22	(1)	379	(6)	401	(7)
Other	1	—	26	(1)	27	(1)
Non-U.S. government securities	—	—	95	(15)	95	(15)
Total	$766	$(7)	$3,162	$(281)	$3,928	$(288)
Number of securities (1)		274		1,266		1,525
___________________
(1)    The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of September 30, 2024 and December 31, 2023 were primarily related to higher interest rates rather than credit quality. As of September 30, 2024, the Company did not intend to and was not required to sell investments in an unrealized loss position prior to expected recovery in value. As of September 30, 2024, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 317 securities had unrealized losses in excess of 10% of their

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
carrying value, whereas as of December 31, 2023, 409 securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $149 million as of September 30, 2024 and $200 million as of December 31, 2023.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of September 30, 2024 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of September 30, 2024

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$305	$307
Due after one year through five years	1,256	1,244
Due after five years through 10 years	1,835	1,801
Due after 10 years	2,376	2,208
Mortgage-backed securities:
RMBS	613	544
CMBS	180	180
Total	$6,565	$6,284

Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements or otherwise pledged or restricted totaled $77 million as of September 30, 2024 and $234 million as of December 31, 2023. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or are otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements with a fair value of $1,176 million and $1,154 million as of September 30, 2024 and December 31, 2023, respectively.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Income from Investments

The components of income derived from the investment portfolio are presented in the following tables.

Income from Investments

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions)
Investment income:
Fixed-maturity securities, available-for-sale:
Externally managed	$52	$51	$154	$156
Loss Mitigation Securities	7	24	21	46
Puerto Rico, New Recovery Bonds	—	1	—	5
Other	3	5	9	12
Short-term investments	21	21	66	53
Other invested assets	—	—	—	2
Investment income	83	102	250	274
Investment expenses	(1)	(2)	(3)	(4)
Net investment income	$82	$100	$247	$270

Fair value gains (losses) on trading securities (1)	$9	$4	$52	$42

Equity in earnings (losses) of investees:
Sound Point (2)	$4	$—	$5	$—
Funds (3)	8	12	27	12
Other	6	6	15	13
Equity in earnings (losses) of investees	$18	$18	$47	$25
____________________
(1)    Fair value gains on trading securities pertaining to securities still held as of September 30, 2024 were $7 million for third quarter 2024 and $26 million for nine months 2024. Fair value gains on trading securities pertaining to securities still held as of September 30, 2023 were $4 million for third quarter 2023 and $42 million for nine months 2023.
(2)    Beginning in the fourth quarter of 2023, equity in earnings (losses) of investees includes the Company’s share of the earnings of Sound Point, which is reported on a one-quarter lag.
(3)    Sound Point and AHP funds and, prior to July 1, 2023, AssuredIM funds.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions)
Gross realized gains on sales of available-for-sale securities (1)	$—	$2	$2	$21
Gross realized losses on sales of available-for-sale securities	(4)	(1)	(11)	(16)
Net foreign currency gains (losses)	—	(1)	(2)	(1)
Change in the allowance for credit losses and intent to sell (2)	3	(8)	11	(23)
Other net realized gains (losses)	1	(1)	2	(1)
Net realized investment gains (losses)	$—	$(9)	$2	$(20)
____________________
(1)    Gross realized gains and losses in nine months 2023 related primarily to sales of New Recovery Bonds received as part of the 2022 Puerto Rico Resolutions.
(2)    Change in allowance for credit losses for all periods was primarily related to Loss Mitigation Securities.

The proceeds from sales of fixed-maturity securities classified as available-for-sale were $87 million in third quarter 2024, $73 million in third quarter 2023, $575 million in nine months 2024 and $767 million in nine months 2023.

The following table presents the roll forward of allowance for the credit losses on available-for-sale fixed-maturity securities.

Roll Forward of Allowance for Credit Losses
for Available-for-Sale Fixed-Maturity Securities

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$69	$79	$77	$65
Additions for securities for which credit losses were not previously recognized	2	—	2	—
Additions (reductions) for securities for which credit losses were previously recognized	(5)	7	(13)	21
Balance, end of period	$66	$86	$66	$86

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

The insurance subsidiaries are not primarily liable for the insured debt obligations issued by the structured finance and other FG VIEs (which excludes the Puerto Rico Trusts described below) and would only be required to make payments on those insured debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and only for the amount of the shortfall. AGL’s and its insurance subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the structured finance and other FG VIEs. Proceeds from sales, maturities, prepayments and interest from such underlying collateral may only be used to pay debt service on the respective FG VIEs’ liabilities.

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

The Company has elected the fair value option (FVO) for all assets and all liabilities of the structured finance and other FG VIEs. Upon initial adoption of the accounting guidance for VIEs in 2010, the Company elected to fair value its structured finance and other FG VIEs’ assets and liabilities as the carrying amount transition method was not practical. To allow for consistency in the accounting for the assets and liabilities of its consolidated FG VIEs other than the Puerto Rico Trusts, the Company elected the FVO. The change in fair value of all structured finance and other FG VIEs’ assets and liabilities is reported in “fair value gains (losses) on FG VIEs” in the condensed consolidated statement of operations, except for the change in fair value attributable to change in instrument-specific credit risk (ISCR) on the structured finance and other FG VIEs’ liabilities, which is reported in other comprehensive income (OCI). As of September 30, 2024 and December 31, 2023, the Company consolidated 23 and 24 structured finance and other FG VIEs, respectively.

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

By December 31, 2023, substantially all of the securities in the Puerto Rico Trusts had been called, and the assets in the Puerto Rico Trusts consisted primarily of cash. In January 2024, such cash proceeds were used to pay down a portion of the liabilities of the Puerto Rico Trusts. The remaining liabilities of the Puerto Rico Trusts will be paid by AG under its financial guaranty policies and are no longer dependent on the credit of PRHTA. For the Puerto Rico Trust liabilities, the Company elected the FVO in order to simplify the accounting for these instruments. As of both September 30, 2024 and December 31, 2023, the Company consolidated 24 custodial trusts established as part of the Puerto Rico resolutions reached in 2022. See Note 3, Outstanding Exposure, Exposure to Puerto Rico.

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

The table below shows the carrying value of FG VIEs’ assets and liabilities segregated by type of collateral.

Consolidated FG VIEs by Type of Collateral

	As of
	September 30, 2024	December 31, 2023
	(in millions)
FG VIEs’ assets:
U.S. RMBS first lien	$129	$145
U.S. RMBS second lien	25	28
Puerto Rico Trusts’ assets (includes $2 and $1 at fair value) (1)	2	155
Total FG VIEs’ assets	$156	$328
FG VIEs’ liabilities with recourse:
U.S. RMBS first lien	$144	$156
U.S. RMBS second lien	20	21
Puerto Rico Trusts’ liabilities	218	366
Total FG VIEs’ liabilities with recourse	$382	$543
FG VIEs’ liabilities without recourse:
U.S. RMBS first lien	$10	$11
Total FG VIEs’ liabilities without recourse	$10	$11
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Selected Information for FG VIEs’ Assets and Liabilities
Measured under the FVO

	As of
	September 30, 2024	December 31, 2023
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$261	$259
FG VIEs’ liabilities with recourse	29	25
FG VIEs’ liabilities without recourse	16	16
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	25	29
Unpaid principal for FG VIEs’ liabilities with recourse (1)	411	568
____________________
(1)    FG VIEs’ liabilities with recourse will mature at various dates ranging from 2024 through 2041.

CIVs

CIVs consist of certain Sound Point funds for which the Company is the primary beneficiary or has a controlling interest. The Company consolidates investment vehicles that are VIEs when it is deemed to be the primary beneficiary based on its power to direct the most significant activities of each VIE and its level of economic interest in the entities.

As a result of the Sound Point Transaction and AHP Transaction in third quarter 2023, the Company deconsolidated CIV assets of $4.7 billion and CIV liabilities of $4.4 billion. The Company recognized a loss on deconsolidation of $16 million, which was reported in “fair value gains (losses) on CIVs” for third quarter 2023 and nine months 2023.

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

As of both September 30, 2024 and December 31, 2023, the Company consolidated three CIVs. Effective July 1, 2024, one of the CIVs had distributed substantially all of its invested assets to AGAS. Beginning on July 1, 2024, the Company classifies the $28 million of distributed investments as either (i) trading securities, (ii) equity method investments or (iii) equity securities.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Assets and Liabilities of CIVs

	As of
	September 30, 2024	December 31, 2023
	(in millions)
Assets:
Cash and cash equivalents	$23	$35
Equity securities	97	83
Structured products	237	248
Other	2	—
Total assets (1)	$359	$366
Liabilities:
Due to brokers and counterparties	$15	$—
Other liabilities	3	4
Total liabilities (2)	$18	$4
____________________
(1)    Includes investments with Sound Point affiliated entities of $335 million and $281 million as of September 30, 2024 and December 31, 2023, respectively.
(2)    The balance is reported in “other liabilities” in the condensed consolidated balance sheets and includes $3 million with Sound Point affiliated entities as of both September 30, 2024 and December 31, 2023.

As of both September 30, 2024 and December 31, 2023, the CIVs included derivative contracts with average notional amounts of $41 million. Derivative instruments, which include forward foreign currency contracts, serve as a component of the CIVs’ investment strategies. The fair value of derivative contracts is reported in the “assets of CIVs” or “other liabilities” in the condensed consolidated balance sheets.
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

Non-Consolidated VIEs

As described in Note 3, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 15 thousand policies monitored as of September 30, 2024, approximately 14 thousand policies are not within the scope of FASB ASC 810, Consolidation because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of September 30, 2024 and December 31, 2023, the Company identified 59 and 68 policies, respectively, that contain provisions and experienced events that may trigger consolidation.

The Company holds variable interests in non-FG VIEs which are not consolidated, as the Company is not the primary beneficiary. As of September 30, 2024, the Company’s maximum exposure to losses relating to these VIEs was $485 million, which is limited to the carrying value of these assets.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing transparency for certain products changes, the Company may refine its methodologies and assumptions. During nine months 2024, no changes were made to the Company’s valuation models that had (or are expected to have) a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

There were transfers of securities into Level 3 in the investment portfolio, due to changes in observability of pricing inputs, and in CIVs, in connection with the distribution of assets from the CIV, in third quarter 2024 and nine months 2024. There was a transfer of a fixed-maturity security in the investment portfolio from Level 3 to Level 2 during third quarter 2023 and nine months 2023. There were no other transfers from or into Level 3 during the periods presented.

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

As of September 30, 2024, the Company used models to price 175 securities. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined based on an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts; and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which could have significantly affected the fair value of the securities.

Short-Term Investments

Short-term investments that are traded in active markets are classified as Level 1 as their value is based on quoted market prices. Securities such as discount notes are classified as Level 2 because these securities are typically not actively traded. Due to their approaching maturity the cost of discount notes approximates fair value.

Other Assets

Committed Capital Securities

AG has entered into put agreements with eight separate custodial trusts allowing it to issue an aggregate of $400 million of non-cumulative redeemable perpetual preferred securities to the trusts in exchange for cash.

The arrangement entails eight custodial trusts (Woodbourne Capital Trust I, II, III and IV and Sutton Capital Trust I, II, III and IV), each of which issued $50 million face amount of “committed capital securities” (CCS) and invested the proceeds of that issuance in eligible assets that would enable the trust to have the cash necessary to respond to AG’s exercise of a put option.

The put option consists of a right that AG has, pursuant to separate put agreements that AG entered into with each of the trusts, to issue to each trust $50 million of non-cumulative redeemable perpetual preferred stock, in exchange for an equivalent amount of cash (i.e., an aggregate of $400 million). When AG exercises its put option, the relevant trust(s) must liquidate the portfolio of high-quality, liquid assets that it currently maintains and use the liquidation proceeds to purchase AG preferred stock. The put agreements have no scheduled termination date or maturity, but may be terminated upon the occurrence of certain specified events. None of the events that would give rise to a termination of the put agreements have occurred.

The fair value of CCS, which is reported in other assets on the condensed consolidated balance sheets, represents the difference between the present value of the remaining expected put option premium payments under the put agreements, and the estimated present value of the amounts that the Company would hypothetically have to pay as of the reporting date for a

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
comparable security. The change in fair value of the CCS are reported in “fair value gains (losses) on committed capital securities” in the condensed consolidated statements of operations. The estimated cost of the Company’s CCS as of the reporting date is based on several factors, including AG CDS spreads, the Company’s publicly traded debt and an estimation of the securities’ remaining term. The CCS are classified as Level 3.

Supplemental Executive Retirement Plans

The Company classified assets included in the Company’s various supplemental executive retirement plans as either Level 1 or Level 2. The fair value of these assets is based on the observable published daily values of the underlying mutual funds included in the plans (Level 1) or based upon the net asset value (NAV) of the funds if a published daily value is not available (Level 2). The NAVs are based on observable information. The change in fair value of these assets is reported in “other operating expenses” in the condensed consolidated statements of operations.

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

The fair value of the Company’s credit derivative contracts generally represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions as of September 30, 2024 were such that market prices of the Company’s CDS contracts were not available.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

In the Company’s valuation model, the current premium is not permitted to go below the minimum rate that the Company would charge to assume similar risks in the reporting period. This assumption can have the effect of limiting the amount of unrealized gains that are recognized on certain CDS contracts. Approximately 16.4% and 11.5%, based on fair value, of the Company’s CDS contracts were fair valued using this minimum premium as of September 30, 2024 and December 31, 2023, respectively.

A credit derivative liability on protection sold is the result of contractual cash inflows on in-force transactions that are lower than what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the reporting date. If the Company were able to freely exchange these contracts (i.e., assuming its contracts did not contain proscriptions on transfer and there was a viable exchange market), it would realize a loss representing the difference between the lower contractual premiums to which it is entitled and the current market premiums for a similar contract. The Company determines the fair value of its CDS contracts by applying the difference between the current premium and the contractual premium for the remaining duration of each contract to the notional value of such contract and then discounting such amounts using the applicable discount rate corresponding to the weighted average remaining life of the contract. The rates used to discount future expected premium cash flows ranged from 3.08% to 4.27% as of September 30, 2024 and 3.26% to 4.81% as of December 31, 2023.

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

FG VIEs’ Assets and Liabilities

FG VIEs include Puerto Rico Trusts and structured finance and other FG VIEs. As of September 30, 2024 and December 31, 2023, assets in the Puerto Rico Trusts, consisted of one fixed-maturity debt security classified as Level 3. The Company elected the FVO for the Puerto Rico Trusts’ liabilities and they are classified as Level 3. Structured finance and other FG VIEs’ assets and liabilities are carried at fair value under the FVO and are classified as Level 3.

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

The models used to price the FG VIEs’ liabilities (other than the liabilities of the Puerto Rico Trusts) generally apply the same inputs used in determining fair value of FG VIEs’ assets. For those liabilities insured by the Company, the benefit of the Company’s insurance policy guaranteeing the timely payment of debt service is also taken into account. The liabilities of the Puerto Rico Trusts are priced based on the value of the assets in the Puerto Rico Trusts including the value of the Company’s insurance subsidiary that issued the financial guaranty policy.

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

The change in fair value of FG VIEs’ assets and liabilities is reported in “fair value gains (losses) on FG VIEs” in the condensed consolidated statement of operations, except for the change in fair value attributable to change in ISCR on FG VIEs’ liabilities, which is reported in other comprehensive income. Interest income and interest expense are derived from the trustee reports and also included in “fair value gains (losses) on FG VIEs.”

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

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of September 30, 2024

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Fixed-maturity securities, available-for-sale
Obligations of state and political subdivisions	$—	$2,112	$7	$2,119
U.S. government and agencies	—	71	—	71
Corporate securities	—	2,404	—	2,404
Mortgage-backed securities:
RMBS	—	392	152	544
CMBS	—	180	—	180
Asset-backed securities	—	104	787	891
Non-U.S. government securities	—	75	—	75
Total fixed-maturity securities, available-for-sale	—	5,338	946	6,284
Fixed-maturity securities, trading	—	157	6	163
Short-term investments	1,482	5	—	1,487
Other invested assets (1)	—	—	5	5
FG VIEs’ assets	—	—	156	156
Assets of CIVs:
Equity securities	—	—	97	97
Structured products	—	—	237	237
Total assets of CIVs	—	—	334	334
Other assets	64	59	6	129
Total assets carried at fair value	$1,546	$5,559	$1,453	$8,558
Liabilities:
Credit derivative liabilities	$—	$—	$39	$39
FG VIEs’ liabilities (2)	—	—	392	392
Total liabilities carried at fair value	$—	$—	$431	$431

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during third quarter 2024, third quarter 2023, nine months 2024 and nine months 2023.

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Third Quarter 2024

	Fixed-Maturity Securities, Available-for-Sale								Assets of CIVs
	Obligations of State and Political Subdivisions	RMBS		Asset- Backed Securities		Fixed-Maturity Securities, Trading	FG VIEs’ Assets		Equity Securities		Structured Products		Other (7)
	(in millions)
Fair value as of June 30, 2024	$7	$150		$795		$—	$160		$93		$225		$6
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	5	(1)	7	(1)	—	2	(2)	9	(4)	(5)	(4)	(4)	(3)
Other comprehensive income (loss)	—	3		(3)		—	—		—		—		1
Purchases	—	—		19		—	—		—		25		1
Sales	—	—		—		—	—		(3)		—		—
Settlements	—	(6)		(31)		(2)	(6)		—		—		—
Reclassifications (10)	—	—		—		8	—		—		(8)		—
Transfers out of Level 3	—	—		—		—	—		(2)		—		—
Fair value as of September 30, 2024	$7	$152		$787		$6	$156		$97		$237		$4
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2024 included in:
Earnings						$—	$—		$9	(4)	$(1)	(4)	$(4)	(3)
OCI	$—	$3		$(3)									$1

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Third Quarter 2024

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)
	(in millions)
Fair value as of June 30, 2024	$(34)		$(393)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	3	(6)	(3)	(2)
Other comprehensive income (loss)	—		(1)
Issuances	(2)		—
Settlements	(1)		5
Fair value as of September 30, 2024	$(34)		$(392)
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2024 included in:
Earnings	$1	(6)	$(4)	(2)
OCI			$(1)

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Nine Months 2024

	Fixed-Maturity Securities, Available-for-Sale					Fixed-Maturity Securities, Trading			Assets of CIVs
	Obligations of State and Political Subdivisions	RMBS		Asset- Backed Securities			FG VIEs’ Assets		Equity Securities		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2023	$6	$154		$803		$—	$174		$80		$189		$14
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	12	(1)	24	(1)	—	(1)	(2)	21	(4)	(10)	(4)	(12)	(3)
Other comprehensive income (loss)	2	5		5		—	1		—		—		1
Purchases	—	—		30		—	—		—		76		1
Sales	—	—		—		—	—		(5)		(20)		—
Settlements	(1)	(19)		(95)		(2)	(18)		—		—		—
Reclassifications (10)	—	—		—		8	—		—		(8)		—
Transfers into Level 3	—	—		20		—	—		3		10		—
Transfers out of Level 3	—	—		—		—	—		(2)		—		—
Fair value as of September 30, 2024	$7	$152		$787		$6	$156		$97		$237		$4
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2024 included in:
Earnings						$—	$(5)	(2)	$21	(4)	$(3)	(4)	$(12)	(3)
OCI	$2	$5		$3			$1						$1

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Nine Months 2024

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)
	(in millions)
Fair value as of December 31, 2023	$(50)		$(554)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	19	(6)	6	(2)
Other comprehensive income (loss)	—		(1)
Issuances	(2)		—
Settlements	(1)		157
Fair value as of September 30, 2024	$(34)		$(392)
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2024 included in:
Earnings	$9	(6)	$—
OCI			$(1)

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
(10)Represent securities transferred from one of the CIVs to the investment portfolio due to the distribution of assets of that CIV. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for additional information.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Level 3 Fair Value Disclosures
Quantitative Information About Level 3 Fair Value Inputs
As of September 30, 2024

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$7	Yield	5.5%	-	20.0%	6.9%
RMBS	152	CPR	1.8%	-	17.0%	2.5%
		CDR	1.8%	-	18.7%	5.5%
		Loss severity	50.0%	-	125.0%	79.9%
		Yield	7.1%	-	10.4%	8.6%
Asset-backed securities:
CLOs	383	Discount margin	1.0%	-	10.0%	2.3%
Others	404	Yield	7.0%	-	10.1%	7.3%
Fixed-maturity securities, trading (1)	6	Yield	21.6%	-	41.6%	28.8%
FG VIEs’ assets (1)	156	CPR	0.2%	-	22.9%	6.3%
		CDR	1.3%	-	41.0%	10.6%
		Loss severity	45.0%	-	100.0%	83.1%
		Yield	5.5%	-	10.0%	9.0%
Assets of CIVs (3):
Equity securities	97	Discount rate	19.7%	-	42.3%	24.8%
		Market multiple-price to book	1.05x
		Market multiple-price to earnings	5.50x
		Terminal growth rate	4.0%
		Exit multiple-price to book	1.05x
		Exit multiple-price to earnings	5.25x
Structured products	237	Yield	12.2%	-	42.3%	15.5%
Other assets (1)	1	Implied Yield	7.0%	-	7.5%	7.2%
		Term (years)	10 years
Credit derivative liabilities, net (1)	(34)	Hedge cost (in basis points) (bps)	11.6	-	26.1	15.4
		Bank profit (in bps)	77.0	-	277.0	140.0
		Internal floor (in bps)	10.0	-	85.5	29.6
		Internal credit rating	AAA	-	CCC	A
FG VIEs’ liabilities (1)	(392)	CPR	0.2%	-	22.9%	6.3%
		CDR	1.3%	-	41.0%	10.6%
		Loss severity	45.0%	-	100.0%	83.1%
		Yield	4.4%	-	10.0%	5.7%
___________________
(1)    Discounted cash flow is used as the primary valuation technique.
(2)    Excludes several investments reported in “other invested assets” with a fair value of $5 million.
(3)    The primary valuation technique uses the income and/or market approach; the key inputs to the valuation are yield/
discount rates and market multiples.
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
(3)    The primary valuation technique uses the income and/or market approach, the key inputs to the valuation are yield/
discount rates and market multiples.
(4)    Weighted average is calculated as a percentage of current par outstanding for all categories except for assets of CIVs, for which it is calculated as a percentage of fair value.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Not Carried at Fair Value

Financial Guaranty Insurance Contracts

Fair value is based on management’s estimate of the consideration that would be paid to, or received from, a similarly rated financial guaranty insurance company to acquire the Company’s in-force book of financial guaranty insurance business. It is based upon the ratio of current trends in premium pricing to risk-based expected loss for investment grade portions of the portfolio and stressed loss pricing for BIG transactions. The Company classified the fair value of financial guaranty insurance contracts as Level 3.

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

Assets and Liabilities of CIVs

Cash equivalents are recorded at cost which approximates fair value. Due from/to brokers and counterparties primarily consists of cash, margin deposits, cash collateral with the clearing brokers and various counterparties and the net amounts receivable/payable for securities transactions that had not settled at the balance sheet date. Due from/to brokers and counterparties represents balances on a net-by-counterparty basis on the condensed consolidated balance sheets where a contractual right of offset exists under an enforceable netting arrangement. The cash at brokers is partially related to derivative contracts; its use is therefore restricted until the derivative contracts are closed. The carrying value approximates fair value of these items and are considered Level 1 in the fair value hierarchy.

The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of September 30, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Assets of CIVs	$31	$31	$19	$19
Other assets (including other invested assets)	115	116	79	80
Financial guaranty insurance contracts (1)	(1,946)	(1,709)	(2,244)	(1,811)
Long-term debt	(1,698)	(1,625)	(1,694)	(1,593)
Other liabilities	(71)	(71)	(15)	(15)
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

Under Bermuda law, there was no Bermuda income, corporate or profits tax or withholding tax, capital gains tax or capital transfer tax payable by AGL or the Bermuda Subsidiaries (collectively, AG Re, AGRO and Cedar Personnel Ltd.) in 2023 and nine months 2024.

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

On December 27, 2023 the Bermuda government enacted a corporate income tax at the rate of 15% which will apply to the Bermuda Subsidiaries for accounting periods starting on or after January 1, 2025. The enactment of the corporate income tax regime required the Company to recognize Bermuda deferred taxes for the first time in the fourth quarter of 2023. An economic transition adjustment (ETA) equal to the difference between the fair market value and the carrying value of assets and liabilities of each of the Company’s Bermuda insurance subsidiaries as of September 30, 2023 resulted in the establishment of a deferred tax asset and corresponding benefit of $189 million reported in the fourth quarter of 2023 consolidated statement of operations. The ETA is expected to be utilized over 10 to 15 years, beginning in 2025.

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

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities)

	As of
	September 30, 2024	December 31, 2023
	(in millions)
Net deferred tax assets (liabilities)	$222	$250
Net current tax assets (liabilities)	(21)	(9)

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

Changes in market conditions during 2024 and 2023, including rising interest rates, resulted in the recording of deferred tax assets related to net unrealized tax capital losses. When assessing recoverability of these deferred tax assets, the Company considers the ability and intent to hold the underlying securities to recovery in value, if necessary, as well as other factors as noted above. As of September 30, 2024 and December 31, 2023, based on all available evidence, including capital loss carryback capacity, the Company concluded that the deferred tax assets related to the unrealized tax capital losses on the available-for-sale securities portfolios are, more likely than not, expected to be realized.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Effective Tax Rate Reconciliation

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions)
Expected tax provision (benefit)	$39	$45	$78	$88
Tax-exempt interest	(2)	(3)	(6)	(9)
Return to provision adjustment	(1)	(6)	(1)	(6)
State taxes	4	1	7	8
Foreign taxes	2	7	4	8
Global minimum tax	5	—	12	—
Other	(3)	(1)	(6)	(5)
Total provision (benefit) for income taxes	$44	$43	$88	$84
Effective tax rate	19.9%	21.4%	19.2%	18.1%

The expected tax provision (benefit) is calculated as the sum of pre-tax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Where there is a pre-tax loss in one jurisdiction and pre-tax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

 The following tables present pre-tax income and revenue by jurisdiction.

Pre-tax Income (Loss) by Tax Jurisdiction

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions)
U.S.	$183	$233	$399	$458
Bermuda	37	(17)	84	41
U.K.	1	(10)	(17)	(25)
France	(1)	(4)	(8)	(8)
Total	$220	$202	$458	$466

Revenue by Tax Jurisdiction

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions)
U.S.	$211	$373	$581	$901
Bermuda	43	30	110	123
U.K.	12	1	23	22
France	3	(1)	2	—
Total	$269	$403	$716	$1,046

Pre-tax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Audits

As of September 30, 2024, AGUS had open tax years with the U.S. Internal Revenue Service (IRS) for 2018 forward and is currently under audit for the 2018 and 2019 tax years. As of September 30, 2024, Assured Guaranty Overseas US Holdings Inc. had open tax years with the IRS for 2021 forward and is not currently under audit with the IRS. In September 2022, His Majesty’s Revenue & Customs (HMRC) completed a business risk review of Assured Guaranty that commenced in July 2022 and assigned a low-risk rating for corporate taxes in the U.K. In December 2023, HMRC issued an inquiry into the Company’s 2021 U.K. tax returns. As of December 31, 2023, the Company's U.K. subsidiaries had open tax years with HMRC for 2021 forward. The Company’s French subsidiary is not currently under examination and has open tax years of 2020 forward.

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

In addition, in the ordinary course of their respective businesses, certain of AGL’s insurance subsidiaries are involved in litigation with third parties to recover insurance losses paid in prior periods or prevent or reduce losses in the future. For example, the Company is involved in a number of legal actions in the Federal District Court of Puerto Rico to enforce or defend its rights with respect to the obligations it insures of Puerto Rico and its related PREPA. There remains one active proceeding related to PREPA, while there are a number of unresolved proceedings related to PREPA that remain stayed pending the Federal District Court of Puerto Rico’s determination on the FOMB PREPA Plan. See Note 3, Outstanding Exposure, Exposure to Puerto Rico, for a description of such actions. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year. In the first quarter of 2023, the Company reduced its previously recorded accrual of $20 million to zero in connection with developments in litigation.

The Company also receives subpoenas and interrogatories from regulators from time to time.

Litigation

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AG, which, in the past, had provided credit protection to counterparties under CDS. AG acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York (the Court), asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination in December 2008 of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP’s termination in July 2009 of 28 other credit derivative transactions between LBIE and AGFP and AGFP’s calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP had terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and properly calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed (as described below) and approximately $21 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On March 15, 2013, the Court granted AGFP’s motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE’s claim with respect to the 28 other credit derivative transactions. Following a bench trial, on March 8, 2023, the Court rendered its decision and found in favor of AGFP. On June 30, 2023, the clerk entered judgment in favor of AGFP in the amount of approximately $54 million plus post-judgment simple interest at an annual rate of 8%. On July 1, 2023, AGFP moved the Court to award it approximately $58 million for attorneys’ fees and expenses AGFP incurred through March 2023. The parties reached a confidential settlement with respect to this motion for attorneys’ fees, and AGFP withdrew the motion without prejudice on October 30, 2023. On September 22, 2023, LBIE appealed the Court’s post-trial decision to the New York Appellate Division’s First Judicial Department (Appellate Division). On March 14, 2024, the Appellate Division affirmed the Court’s judgment. On April 15,

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
2024, LBIE moved for leave to reargue its appeal before the Appellate Division or to appeal to the New York Court of Appeals, which the Appellate Division denied on July 18, 2024. On August 19, 2024, LBIE filed a motion with the New York Court of Appeals for leave to appeal, which AGFP opposed on August 30, 2024; a ruling on the motion is pending. The Company did not accrue in its condensed consolidated financial statements for the judgment it was awarded or the attorneys’ fees it sought.

12.    Shareholders’ Equity

Other Comprehensive Income

The following tables present the changes in each component of accumulated other comprehensive income (AOCI) and the effect of reclassifications out of AOCI into the respective lines in the condensed consolidated statements of operations.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Third Quarter 2024

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, June 30, 2024	$(243)	$(96)	$(20)	$(38)	$5	$(392)
Other comprehensive income (loss) before reclassifications	147	13	(2)	—	—	158
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(4)	3	—	—	—	(1)
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	(4)	3	(1)	—	—	(2)
Tax (provision) benefit	(1)	—	—	—	—	(1)
Total amount reclassified from AOCI, net of tax	(5)	3	(1)	—	—	(3)
Other comprehensive income (loss)	152	10	(1)	—	—	161
Balance, September 30, 2024	$(91)	$(86)	$(21)	$(38)	$5	$(231)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Accumulated Other Comprehensive Income (Loss) by Component
Third Quarter 2023

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, June 30, 2023	$(284)	$(115)	$(22)	$(42)	$5	$(458)
Other comprehensive income (loss) before reclassifications	(115)	(14)	10	(1)	—	(120)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(2)	(7)	—	—	—	(9)
Fair value gains (losses) on CIVs	—	—	—	(6)	—	(6)
Total before tax	(2)	(7)	—	(6)	—	(15)
Tax (provision) benefit	—	1	—	1	—	2
Total amount reclassified from AOCI, net of tax	(2)	(6)	—	(5)	—	(13)
Other comprehensive income (loss)	(113)	(8)	10	4	—	(107)
Balance, September 30, 2023	$(397)	$(123)	$(12)	$(38)	$5	$(565)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Nine Months 2024

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2023	$(202)	$(104)	$(20)	$(38)	$5	$(359)
Other comprehensive income (loss) before reclassifications	101	27	(3)	—	—	125
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(10)	11	—	—	—	1
Fair value gains (losses) on FG VIEs	—	—	(2)	—	—	(2)
Total before tax	(10)	11	(2)	—	—	(1)
Tax (provision) benefit	—	(2)	—	—	—	(2)
Total amount reclassified from AOCI, net of tax	(10)	9	(2)	—	—	(3)
Other comprehensive income (loss)	111	18	(1)	—	—	128
Balance, September 30, 2024	$(91)	$(86)	$(21)	$(38)	$5	$(231)

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

Share Repurchases

On May 2, 2024, and November 8, 2024 AGL’s Board of Directors (the Board) authorized the repurchase of an additional $300 million and $250 million, respectively, of the Company’s common shares. As of November 8, 2024, the remaining amount the Company was authorized to purchase was approximately $385 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (1) (in millions)	Average Price Paid Per Share (1)
2023 (January 1 - March 31)	36,369	$2	$62.23
2023 (April 1 - June 30)	453,942	24	53.08
2023 (July 1- September 30)	1,065,902	64	59.67
2023 (October 1- December 31)	1,659,680	109	65.83
Total 2023	3,215,893	$199	$61.95
2024 (January 1 - March 31)	1,539,278	129	84.07
2024 (April 1 - June 30)	1,928,328	152	78.50
2024 (July 1 - September 30)	1,658,441	131	78.87
2024 (October 1 - November 8)	692,513	58	83.61
Total 2024	5,818,560	$470	$80.69
____________________
(1)    Excludes commissions and excise taxes.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
13.    Earnings Per Share

Computation of Earnings Per Share

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$171	$157	$358	$363
Less: Distributed and undistributed income (loss) available to nonvested shareholders	2	2	3	3
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$169	$155	$355	$360
Basic shares	52.4	58.5	54.1	58.9
Basic EPS	$3.23	$2.65	$6.57	$6.11

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$169	$155	$355	$360
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$169	$155	$355	$360
Basic shares	52.4	58.5	54.1	58.9
Dilutive securities:
Restricted stock awards	1.0	1.1	1.1	1.1
Diluted shares	53.4	59.6	55.2	60.0
Diluted EPS	$3.17	$2.60	$6.44	$5.99
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	—	0.1	0.1	0.1

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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially from those expressed in, or implied or projected by, the forward-looking information and statements. Among factors that could cause actual results to differ adversely are:

(i) significant changes in inflation, interest rates, the world’s credit markets or segments thereof, credit spreads, foreign exchange rates or general economic conditions, including the possibility of a recession or stagflation; (ii) geopolitical risk, terrorism and political violence risk, including those arising out of Russia’s invasion of Ukraine and intentional or accidental escalation between The North Atlantic Treaty Organization (NATO) and Russia, conflict in the Middle East and confrontation over Iran’s nuclear program, the polarized political environment in the United States (U.S.), and U.S. – China strategic competition; (iii) cybersecurity risk and the impacts of artificial intelligence, machine learning and other technological advances, including potentially increasing the risks of malicious cyber attacks, dissemination of misinformation, and disruption of markets; (iv) the possibility of a U.S. government shutdown, payment defaults on the debt of the U.S. government or instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, and downgrades to their credit ratings; (v) developments in the world’s financial and capital markets, including stresses in the financial condition of banking institutions in the U.S. and the possibility that increasing participation of unregulated financial institutions in these markets results in losses or lower valuations of assets, reduced liquidity and credit and/or contraction of these markets, that adversely affect repayment rates of insured obligors, Assured Guaranty’s insurance loss or recovery experience, or investments of Assured Guaranty; (vi) reduction in the amount of available insurance opportunities and/or in the demand for Assured Guaranty’s insurance; (vii) the possibility that budget or pension shortfalls, difficulties in obtaining additional financing or other factors will result in credit losses or liquidity claims on obligations of state, territorial and local governments, their related authorities, public corporations and other obligors that Assured Guaranty insures or reinsures; (viii) insured losses, including losses with respect to related legal proceedings, in excess of those expected by Assured Guaranty or the failure of Assured Guaranty to realize loss recoveries that are assumed in its expected loss estimates for insurance exposures, including as a result of the final resolution of Assured Guaranty’s Puerto Rico Electric Power Authority (PREPA) exposure or the amounts recovered on securities received in connection with the resolution of Puerto Rico exposures already resolved; (ix) the impact of Assured Guaranty satisfying its obligations under insurance policies with respect to legacy insured Puerto Rico bonds; (x) the possibility that underwriting insurance in new jurisdictions and/or covering new sectors or classes of business does not result in the benefits anticipated or subjects Assured Guaranty to negative consequences; (xi) increased competition, including from new entrants into the financial guaranty industry, nonpayment insurance and other forms of capital saving or risk syndication available to banks and insurers; (xii) the possibility that investments made by Assured Guaranty for its investment portfolio, including alternative investments, do not result in the benefits anticipated or subject Assured Guaranty to reduced liquidity at a time it requires liquidity, or to other negative or unanticipated consequences; (xiii) the impacts of Assured Guaranty’s transactions with Sound Point Capital Management, LP (Sound Point, LP) and certain of its investment management affiliates (together with Sound Point, LP, Sound Point) and/or Assured Healthcare Partners LLC (AHP) on Assured Guaranty and its relationships with its shareholders, regulators, rating agencies, employees and the obligors it insures and on the asset management business contributed to Sound Point, LP and on the business of AHP and their relationships with their respective clients and employees; (xiv) the possibility that strategic transactions made by Assured Guaranty, including the transactions with Sound Point and/or AHP and/or merger of Assured Guaranty Municipal Corp. (AGM) with and into Assured Guaranty Inc. (AG, formerly Assured Guaranty Corp.), do not result in the benefits anticipated or subject Assured Guaranty to negative consequences; (xv) the inability to control the business, management or policies of entities in which Assured Guaranty holds a minority interest; (xvi) the impact of market volatility on the fair value of Assured Guaranty’s assets and liabilities subject to mark-to-market, including certain of its investments, contracts accounted for as derivatives, its committed capital securities, its consolidated investment vehicles and certain consolidated variable interest entities (VIEs); (xvii) rating agency action, including a ratings downgrade, a change in outlook, the placement of ratings on watch for downgrade, or a change in rating criteria, at any time, of AGL or any of its insurance subsidiaries, and/or of any securities AGL or any of its subsidiaries have issued, and/or of transactions that AGL’s insurance subsidiaries have insured; (xviii) the inability of Assured Guaranty to access external sources of capital on acceptable terms; (xix) changes in applicable accounting policies or practices; (xx) changes in applicable laws or regulations, including insurance, bankruptcy and tax laws, or other governmental actions; (xxi) the possibility that legal or regulatory decisions or determinations subject obligations that Assured Guaranty insures or reinsures to negative consequences; (xxii) difficulties with the execution of Assured Guaranty’s business strategy; (xxiii) loss of key personnel; (xxiv) the effects of mergers, acquisitions and divestitures; (xxv) public health crises, including pandemics and endemics, and the governmental and private actions taken in response to such events; (xxvi) natural or man-made catastrophes; (xxvii) the impact of climate change on Assured Guaranty’s business and regulatory actions taken related to such risk; (xxviii) other risk factors identified in AGL’s filings with the U.S. Securities and Exchange Commission (SEC); (xxix) other risks and uncertainties that have not been identified at this time; and (xxx) management’s response to these factors.

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

Available Information

The Company maintains an internet web site at www.assuredguaranty.com. The Company makes available, free of charge, on its web site (under www.assuredguaranty.com/sec-filings) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company also makes available, free of charge, through its web site (under www.assuredguaranty.com/governance) links to the Company’s Corporate Governance Guidelines, the Company’s Global Code of Ethics, AGL’s Bye-Laws and the charters for the committees of its Board of Directors. In addition, the SEC maintains a web site (at www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

The Corporate division primarily consists of: (i) interest expense and any losses on the extinguishment of the debt of Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) (the U.S. Holding Companies); (ii) other corporate operating expenses of AGL and the U.S. Holding Companies, and (iii) beginning in the three-month period ended September 30, 2024 (third quarter 2024), equity in earnings from certain alternative investments that were transferred from AG to AGMH as part of the share redemption that occurred on August 5, 2024 in connection with the merger of AGM with and into AG, as discussed below. The Other category in the segment tables below primarily includes the effect of consolidating FG VIEs and CIVs (FG VIE and CIV consolidation), intersegment eliminations and, prior to July 1, 2023, the reclassification of reimbursable fund expenses. See Item 1, Financial Statements, Note 2, Segment Information.

Economic Environment

Real gross domestic product increased at an annual rate of 2.8% in the third quarter 2024, compared to an increase of 3.0% in the three-month period ended June 30, 2024 (second quarter 2024), according to the third quarter 2024 advance estimate news release issued by the U.S. Bureau of Economic Analysis. At the end of September 2024, the U.S. unemployment rate, seasonally adjusted, stood at 4.1%, the same as where it stood at the end of second quarter 2024. The Company believes a more robust economy makes it less likely that obligors whose obligations it guarantees will default.

According to the U.S. Bureau of Labor Statistics, the inflation rate in the U.S. before seasonal adjustment for the 12-month period ending September 2024, as measured by the Consumer Price Index for All Urban Consumers, was 2.4%, as compared to 3.0% for the 12-month period ending June 2024. According to the United Kingdom’s (U.K.) Office for National Statistics, the Consumer Prices Index including owner occupiers’ housing costs rose 2.6 % for the 12 months through September 2024, down from 2.8% for the 12 months ended June 2024. The Company believes that higher inflation may put pressure on the budgets of obligors whose obligations it guarantees and make defaults more likely. In addition, consumer price inflation in the U.K. increases reported net par outstanding for certain U.K. exposures with approximately $24.0 billion of net par outstanding as of September 30, 2024, and also increases projected future installment premiums on the portion of such exposure that pays at least a portion of the premium on an installment basis over the term of the exposure.

At its September 17-18, 2024 meeting, the Federal Open Market Committee (FOMC) decided to lower the federal funds rate by 0.50% to a range of 4.75% to 5.00%, which was a reversal of the rate increases it had initiated in March 2022 to combat inflation. The federal funds rate is the rate at which banks lend to and borrow from each other, is the benchmark for most interest rates, and tends to influence mortgage rates. As the federal funds rate decreases, interest rates, including mortgage rates, tend to follow. At its November 6-7, 2024 meeting, the FOMC further lowered the federal funds rate by 0.25% to a range of 4.50% to 4.75%, stating that it seeks to achieve maximum employment and inflation at the rate of 2% over the longer run, and that the risks to achieving its employment and inflation goals are roughly in balance. In considering additional adjustments to the target range for the federal funds rate, the FOMC has indicated it will carefully assess incoming data, the evolving outlook, and the balance of risks. These assessments will take into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international developments.

The level and direction of interest rates and credit spreads impact the Company in numerous ways. On the one hand, lower interest rates may increase the fair value of fixed-maturity securities currently held in the Company’s investment portfolio, encourage municipal bond issuance and positively impact the finances of some of the obligors whose payments the Company insures. On the other hand, lower interest rates may decrease the base on which the Company charges up-front premium on most new U.S. municipal bond transactions and may also decrease amounts the Company can earn on fixed-maturity securities newly acquired for its investment portfolio. Lower interest rates also are often accompanied by narrower spreads, which may also decrease the level of premiums the Company can charge for those products.

The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company’s largest financial guaranty insurance market, U.S. public finance. The MMD rate averaged 3.60% for third quarter 2024, lower than the 3.82% average for second quarter 2024, and lower than the 3.77% average for the quarter ended September 2023. Meanwhile, the difference, or credit spread, between the 30-year BBB-rated general obligation relative to the 30-year AAA MMD averaged 90 basis points (bps) in third quarter 2024, which is flat compared to the 90 bps average for second quarter 2024, and narrower than the 101 bps average for the quarter ended September 2023. The Company believes that wider spreads could permit it to increase its premium rates on new business.

According to Freddie Mac, the 30-year fixed-rate mortgage averaged 6.08% as of September 26, 2024, down from 7.31% one year ago. The Company believes that, despite recent decreases in mortgage interest rates, restricted housing inventory continues to influence home prices where demand outpaces supply. Higher housing prices may benefit distressed residential mortgage-backed securities (RMBS) the Company insures. The National Association of Realtors reported that year-over-year existing-home sales decreased 3.5% from September 2023 to September 2024, while the median existing-home sales price increased 3.0% from September 2023 ($392,700) to September 2024 ($404,500).

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

The low interest rate environment and tight U.S. municipal credit spreads from when the financial crisis began in 2008 through early 2020 dampened demand for bond insurance compared with the levels before the financial crisis. After the onset of the COVID-19 pandemic in early 2020, credit spreads initially widened as a result of market concerns about the impact of the COVID-19 pandemic on some municipal credits, thereby improving demand for financial guaranty insurance even in a low interest rate environment, before narrowing again in 2022. The Company believes that, over time, wider credit spreads may improve demand for bond insurance.

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

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Nine Months 2024	Nine Months 2023	Year Ended December 31, 2023
	(dollars in billions, except number of issues and percentages)
Par:
New municipal bonds issued	$375.1	$266.2	$362.8
Total insured	$28.9	$22.6	$31.8
Insured by Assured Guaranty	$16.6	$14.1	$19.5
Number of issues:
New municipal bonds issued	6,327	5,393	7,268
Total insured	1,217	1,000	1,397
Insured by Assured Guaranty	561	467	645
Bond insurance market penetration based on:
Par	7.7%	8.5%	8.8%
Number of issues	19.2%	18.5%	19.2%
Single A par sold	24.2%	34.3%	31.1%
Single A transactions sold	65.3%	61.4%	61.6%
$25 million and under par sold	24.0%	24.1%	24.6%
$25 million and under transactions sold	24.5%	22.7%	23.6%
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

The Company believes that Assured Guaranty’s simplified organizational and capital structure following the merger will help it grow its business. The combined company, as compared with either AG or AGM before the merger, has a larger, more highly diversified insured portfolio, a larger investment portfolio and a larger capital base, creating a more efficient capital structure and greater claims-paying resources. In addition, the combined company, as compared with either AG or AGM before the merger, has larger regulatory single risk limits. Such limits are applicable to each individual financial guaranty insurer for obligations issued by a single entity and backed by a single revenue source. Since the combined company has greater policyholder’s surplus and contingency reserves, as compared to standalone AG or AGM before the merger, the dollar amounts for its single risk limits on obligations issued by a single entity and backed by a single revenue source are also greater.

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

The Company is, and for several years has been, working with the servicers of some of the U.S. RMBS transactions it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans to help improve the performance of the related RMBS. For public finance credits, the Company’s surveillance function monitors and proactively engages with the distressed credits to offer assistance aimed to improve operations and financial performance, including access to external consultants and other industry experts.

The Company may also purchase attractively priced obligations, including below-investment-grade (BIG) obligations, that it has insured and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The fair value of Loss Mitigation Securities as of September 30, 2024 (excluding the value of the Company’s insurance) was $468 million.

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

From 2013 through November 8, 2024, the Company has repurchased 150 million common shares for approximately $5.3 billion, representing approximately 77% of the total shares outstanding at the beginning of the repurchase program in 2013. On May 2, 2024 and November 8, 2024, the AGL Board of Directors (the Board) authorized the repurchase of an additional $300 million and $250 million, respectively, of the Company’s common shares. Under this and previous authorizations, as of November 8, 2024, the remaining amount the Company was authorized to purchase was approximately $385 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 12, Shareholders’ Equity, for additional information about the Company’s repurchases of its common shares.

Summary of Share Repurchases

	Amount (1)	Number of Shares	Average price per share (1)
	(in millions, except per share data)
2013 - 2023	$4,860	144.09	$33.73
2024 (first quarter)	129	1.54	84.07
2024 (second quarter)	152	1.93	78.50
2024 (third quarter)	131	1.66	78.87
2024 (through November 8)	58	0.69	83.61
Cumulative repurchases since the beginning of 2013	$5,330	149.91	35.55
____________________
(1)    Excludes commissions and excise taxes.

As of September 30, 2024, the estimated accretive effect of the cumulative repurchases of common shares since the beginning of 2013 was approximately: $56.63 per share in shareholders’ equity attributable to AGL, $58.75 per share in adjusted operating shareholders’ equity and $97.75 per share in adjusted book value.

In May 2024, the New York State Department of Financial Services (NYDFS) approved, and AGM implemented, the redemption of approximately $100 million of AGM’s shares of common stock from AGMH.

In connection with the merger of AGM into AG, the Maryland Insurance Administration (MIA) approved, and in third quarter 2024 AG implemented, the redemption of approximately $300 million of AG’s shares of common stock from AGMH in exchange for cash of $167 million and the remainder in alternative investments.

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

Financial Performance of Assured Guaranty

Financial Results

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions, except per share amounts)
GAAP
Net income (loss) attributable to AGL	$171	$157	$358	$363
Net income (loss) attributable to AGL per diluted share	$3.17	$2.60	$6.44	$5.99
Weighted average diluted shares	53.4	59.6	55.2	60.0

Non-GAAP
Adjusted operating income (loss) (1)	$130	$206	$323	$310
Adjusted operating income per diluted share	$2.42	$3.42	$5.80	$5.12
Weighted average diluted shares	53.4	59.6	55.2	60.0

Components of total adjusted operating income (loss)
Insurance segment	$162	$59	$427	$282
Asset Management segment	4	—	5	(3)
Corporate division	(29)	155	(101)	61
Other (2)	(7)	(8)	(8)	(30)
Adjusted operating income (loss)	$130	$206	$323	$310

Insurance Segment
Gross written premiums (GWP)	$61	$40	$254	$221
Present value of new business production (PVP) (1)	63	46	281	249
Gross par written	7,437	5,948	20,603	20,285

	As of September 30, 2024		As of December 31, 2023
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$5,728	$111.09	$5,713	$101.63
Adjusted operating shareholders' equity (1)	5,875	113.96	5,990	106.54
Adjusted book value (1)	8,582	166.47	8,765	155.92
Common shares outstanding (3)	51.6		56.2
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
(3)    See “— Overview — Key Business Strategies — Capital Management” above for information on common share repurchases.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Revenues:
Net earned premiums	$97	$95	$300	$261
Net investment income	82	100	247	270
Asset management fees	—	—	—	53
Net realized investment gains (losses)	—	(9)	2	(20)
Fair value gains (losses) on credit derivatives	3	9	19	115
Fair value gains (losses) on CCS	(3)	(20)	(12)	(35)
Fair value gains (losses) on FG VIEs	(7)	6	(11)	(2)
Fair value gains (losses) on CIVs	21	(4)	54	60
Foreign exchange gains (losses) on remeasurement	55	(39)	43	9
Fair value gains (losses) on trading securities	9	4	52	42
Gain on sale of asset management subsidiaries	—	255	—	255
Other income (loss)	12	6	22	38
Total revenues	269	403	716	1,046
Expenses:
Loss and LAE (benefit)	(51)	100	(54)	159
Interest expense	22	24	68	67
Amortization of deferred acquisition cost (DAC)	5	4	14	10
Employee compensation, benefit and other operating expenses:
Asset management subsidiaries	2	—	6	88
Insurance and other subsidiaries	89	91	271	281
Total expenses	67	219	305	605
Income (loss) before income taxes and equity in earnings (losses) of investees	202	184	411	441
Equity in earnings (losses) of investees	18	18	47	25
Income (loss) before income taxes	220	202	458	466
Less: Provision (benefit) for income taxes	44	43	88	84
Net income (loss)	176	159	370	382
Less: Noncontrolling interests	5	2	12	19
Net income (loss) attributable to Assured Guaranty Ltd.	$171	$157	$358	$363

Effective tax rate	19.9%	21.4%	19.2%	18.1%

Third Quarter 2024 Compared with Third Quarter 2023

Net income attributable to AGL for third quarter 2024 was higher compared with the three-month period ended September 30, 2023 (third quarter 2023) primarily due to:

•a benefit in net loss and LAE in third quarter 2024 of $51 million, compared with loss and LAE of $100 million in third quarter 2023, and
•foreign exchange gains on remeasurement of $55 million in third quarter 2024, compared with foreign exchange losses of $39 million in third quarter 2023.

These increases were offset in part by:

•the gain associated with the Sound Point Transaction and AHP Transaction, net of transaction expenses, of $241 million (pre-tax) in third quarter 2023.

Nine Months 2024 Compared with Nine Months 2023

Net income attributable to AGL for the nine-month period ended September 30, 2024 (nine months 2024) was lower compared with the nine-month period ended September 30, 2023 (nine months 2023) primarily due to:

•the gain associated with the Sound Point Transaction and AHP Transaction, net of transaction expenses, of $215 million (pre-tax) in nine months 2023,
•lower fair value gains on credit derivatives,
•lower net investment income primarily due to lower income on Loss Mitigation Securities, which were partially offset by higher short-term income, and
•lower other income mainly due to the reversal of a previously recorded litigation accrual of $20 million in nine months 2023.

These decreases were offset in part by:

•a benefit in net loss and LAE in nine months 2024 of $54 million, compared with loss and LAE of $159 in nine months 2023,
•higher net earned premiums in nine months 2024 compared with nine months 2023 primarily due to one large refunded transaction, and
•higher foreign exchange gains on remeasurement of $43 million in nine months 2024, compared with $9 million in nine months 2023.

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

Adjusted Operating Income

Adjusted operating income in third quarter 2024 was $130 million compared with $206 million in third quarter 2023. The decrease was primarily due to the gain associated with the Sound Point Transaction and AHP Transaction in third quarter 2023, offset in part by a benefit in loss expense in third quarter 2024 compared with loss expense in third quarter 2023.

Adjusted operating income in nine months 2024 was $323 million, compared with $310 million in nine months 2023. The increase was primarily due to a benefit in loss expense in nine months 2024, compared with a loss expense in nine months 2023, offset in part by a gain from the Sound Point Transaction and AHP Transaction in nine months 2023. See “— Results of Operations — Reconciliation to GAAP” for the reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

Book Value and Adjusted Book Value

Shareholders’ equity attributable to AGL as of September 30, 2024 increased compared with December 31, 2023, primarily due to net income of $358 million and other comprehensive income of $128 million, offset in part by share repurchases of $412 million and dividends of $52 million. Adjusted operating shareholders’ equity and adjusted book value decreased primarily due to share repurchases and dividends, partially offset by operating income of $323 million and, in the case of adjusted book value, GWP of $254 million. See “— Non-GAAP Financial Measures” below for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and adjusted book value.

On a per share basis, shareholders’ equity attributable to AGL, adjusted operating shareholders’ equity and adjusted book value increased as of September 30, 2024 compared with December 31, 2023, due, in part, to the accretive effect of the share repurchase program. See “— Non-GAAP Financial Measures” for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and adjusted book value.

Other Matters

Inflation

By some key measures, consumer price inflation in the U.S. and the U.K. was higher in recent years than it has been in decades, and interest rates generally increased. Consumer price inflation in the U.K. can impact the Company directly by increasing exposure for certain index-linked U.K. debt with par that accretes with increasing inflation, and also by increasing projected future installment premiums on the portion of such exposure that pays at least some of the premium on an installment basis over the term of the exposure. Consumer price inflation may also impact the Company indirectly to the extent it makes it more difficult for obligors to make their debt payments, and may be accompanied by higher interest rates.

Higher interest rates impact the Company in numerous other ways. For example, higher interest rates are often accompanied by wider credit spreads, which may make the Company’s credit enhancement products more attractive in the market and increase the level of premiums it can charge for that product. Despite the increases in interest rates from 2022 to 2024, the pace of credit spread widening was more modest and market penetration of municipal bond insurance in the U.S. public finance market remained relatively flat compared with 2021 when interest rates were lower. Over time, higher interest rates also increase the amount the Company can earn on its largely fixed-maturity investment portfolio. However, higher interest rates may, in turn, reduce the fair value of the Company’s largely fixed-rate fixed-maturity investment portfolio, dampen municipal bond issuance, and negatively impact the finances of some insured obligors.

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

The Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no material direct exposure to Ukraine or Russia. In fact, the Company’s direct insurance exposure to eastern Europe generally is limited to approximately $234 million in net par outstanding as of September 30, 2024, comprising $216 million net par exposure to the sovereign debt of Poland and $18 million net par exposure to a toll road in Hungary. The Company rates all such exposure investment grade.

Middle East Conflict

In light of recent events in the Middle East, the Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, for exposures to the Middle East. After review, the Company’s surveillance and treasury functions have identified no material direct exposure to such area. The Company’s direct insurance exposure to the Middle East is generally limited to approximately $68 million in net par outstanding as of September 30, 2024, comprised of funded commitments to subscription finance facilities; however, such exposure may increase to a total of approximately $105 million to the extent all unfunded commitments under the facilities are ultimately funded. The Company rates all such insurance exposure investment grade.

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

Insurance Segment Results

Insurance Segment Results

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions)
Segment revenues
Net earned premiums and credit derivative revenues	$101	$99	$310	$271
Net investment income	82	101	246	273
Fair value gains (losses) on trading securities	9	4	52	42
Foreign exchange gains (losses) on remeasurement	1	(2)	1	1
Other income (loss)	11	6	13	35
Total segment revenues	204	208	622	622
Segment expenses
Loss expense (benefit)	(53)	101	(49)	154
Amortization of DAC	5	4	14	10
Employee compensation and benefit expenses	40	37	128	112
Other operating expenses	36	23	90	78
Total segment expenses	28	165	183	354
Equity in earnings (losses) of investees	28	25	83	60
Segment adjusted operating income (loss) before income taxes	204	68	522	328
Less: Provision (benefit) for income taxes	42	9	95	46
Segment adjusted operating income (loss)	$162	$59	$427	$282

    Net Earned Premiums and Credit Derivative Revenues

Premiums are earned over the contractual lives, or in the case of insured obligations backed by homogeneous pools of assets, the remaining expected lives, of financial guaranty insurance contracts. The Company periodically estimates remaining expected lives of its insured obligations backed by homogeneous pools of assets and makes prospective adjustments for such changes in expected lives. Scheduled net earned premiums decrease each year unless replaced by a higher amount of new business or books of business acquired in business combinations. See Item 1, Financial Statements, Note 5, Contracts Accounted for as Insurance, Premiums, for additional information.

Net earned premiums due to accelerations are attributable to changes in the expected lives of insured obligations driven by: (i) refundings of insured obligations; or (ii) terminations of insured obligations either through negotiated agreements or the exercise of the Company’s contractual rights to make claim payments on an accelerated basis.

Refundings occur in the public finance market when municipalities and other public finance issuers pay down insured obligations prior to their originally scheduled maturities. Refundings tend to increase when issuers can refinance their debt obligations at lower rates than they are currently paying. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When issuers pay down insured obligations, the Company is no longer on risk for payment defaults and therefore accelerates the recognition of the remaining nonrefundable deferred premium revenue. The amortization of the Company’s outstanding book of business along with the previously high levels of refunding activity and the higher interest rate environment has led to a lower volume of refunding opportunities over the last several years.

Terminations are generally negotiated agreements with beneficiaries resulting in the extinguishment of the Company’s insurance obligation. Terminations have been more common in the structured finance asset class but may also occur in the public finance asset class. While each termination may have different terms, they all result in the expiration of the Company’s insurance risk, the acceleration of the recognition of the associated deferred premium revenue and the reduction of any remaining premiums receivable.
Insurance Segment
Net Earned Premiums and Credit Derivative Revenues

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions)
Net earned premiums:
Financial guaranty insurance:
Public finance
Scheduled net earned premiums (1)	$66	$65	$195	$188
Refundings and terminations	14	14	54	26
Total public finance	80	79	249	214
Structured finance
Scheduled net earned premiums (1)	16	16	46	47
Accelerations	—	—	2	—
Total structured finance	16	16	48	47
Specialty insurance and reinsurance	2	1	5	3
Total net earned premiums	98	96	302	264

Credit derivative revenues	3	3	8	7
Total net earned premiums and credit derivative revenues	$101	$99	$310	$271
____________________
(1)    Includes accretion of discount.

Net earned premiums and credit derivative revenues increased in nine months 2024 compared with nine months 2023 primarily due to a large refunded transaction in the first quarter of 2024. As of September 30, 2024, $3.7 billion of net deferred premium revenue on financial guaranty insurance remained to be earned over the life of the insurance contracts.

New Business Production

Gross Written Premiums and
New Business Production

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions)
GWP
Public finance—U.S.	$35	$29	$182	$129
Public finance—non-U.S.	7	(5)	34	40
Structured finance—U.S.	4	15	19	48
Structured finance—non-U.S.	15	1	19	4
Total GWP	$61	$40	$254	$221
PVP (1):
Public finance—U.S.	$34	$30	$193	$129
Public finance—non-U.S.	10	2	44	38
Structured finance—U.S.	5	12	24	42
Structured finance—non-U.S. (2)	14	2	20	40
Total PVP	$63	$46	$281	$249
Gross Par Written (1):
Public finance—U.S.	$5,387	$5,098	$15,339	$15,752
Public finance—non-U.S.	665	61	2,237	670
Structured finance—U.S.	551	267	1,245	1,101
Structured finance—non-U.S. (2)	834	522	1,782	2,762
Total gross par written	$7,437	$5,948	$20,603	$20,285
____________________
(1)    PVP and Gross Par Written in the table above are based on “close date,” when the transaction settles. See “— Non-GAAP Financial Measures — PVP or Present Value of New Business Production.” PVP was discounted at 5.0% in third quarter 2024 and nine months 2024 and 4.0% in third quarter 2023 and nine months 2023.
(2)    Nine months 2023 PVP and gross par written include the present value of future gross revenues and exposure, respectively, associated with a financial guaranty written by the Company that, under GAAP, is accounted for under Accounting Standards Codification (ASC) 460, Guarantees.

Third Quarter 2024

U.S. public finance GWP and PVP in third quarter 2024 were higher than the comparable GWP and PVP in third quarter 2023, primarily due to an increase in insured par and higher premium rates in primary market transactions. The Company’s direct par written represented 60% of the total U.S. municipal market insured issuance in third quarter 2024, compared with 61% in third quarter 2023, and the Company’s penetration of all municipal issuance was 4.2% in third quarter 2024 compared with 4.6% in third quarter 2023.

In third quarter 2024, non-U.S. public finance GWP and PVP were higher than GWP and PVP in third quarter 2023 primarily due to guaranties of several U.K. regulated utility and airport transactions in third quarter 2024.

Global structured finance GWP and PVP in third quarter 2024 were higher than the comparable GWP and PVP in third quarter 2023. In third quarter 2024, the Company insured a transaction in Australia that provided protection on an approximately $600 million core lending portfolio for an Australian bank.

Nine Months 2024

U.S. public finance GWP and PVP in nine months 2024 were higher than GWP and PVP in nine months 2023, primarily due to several large transportation revenue transactions. The Company’s direct par written represented 57% of the total U.S. municipal market insured issuance in nine months 2024, compared with 62% in nine months 2023, and the Company’s penetration of all municipal issuance was 4.4% in nine months 2024 compared with 5.3% in nine months 2023.

In nine months 2024, non-U.S. public finance GWP was lower than GWP in nine-months 2023, while non-U.S. public finance PVP in nine months 2024 was higher than PVP in nine months 2023. GWP declined mainly due to adjustments to the consumer price index that affects the present value of future premiums on the existing book of consumer price index linked insured obligations. New business in nine months 2024 primarily included secondary market guaranties of several U.K. regulated utility and airport transactions, as well as the annual renewal of certain liquidity guarantees.

In nine months 2024, structured finance GWP and PVP were $38 million and $44 million, respectively, compared with GWP and PVP of $52 million and $82 million, respectively, in nine months 2023. Structured finance GWP and PVP in nine months 2024 were primarily attributable to insurance securitization, bank balance sheet relief and subscription finance transactions.

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

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC (S&P)	Kroll Bond Rating Agency	Moody’s Ratings (Moody’s)	A.M. Best Company, Inc.
AG	AA (stable) (5/28/24)	AA+ (stable) (10/18/24)	A1 (stable) (7/10/24)	—
AG Re	AA (stable) (5/28/24)	—	—	—
Assured Guaranty Re Overseas Ltd. (AGRO)	AA (stable) (5/28/24)	—	—	A+ (stable) (7/19/24)
Assured Guaranty UK Limited (AGUK)	AA (stable) (5/28/24)	AA+ (stable) (10/18/24)	A1 (stable) (7/10/24)	—
Assured Guaranty (Europe) SA (AGE)	AA (stable) (5/28/24)	AA+ (stable) (10/18/24)	—	—

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

CVIs issued by Puerto Rico and received as part of the 2022 Puerto Rico Resolutions are classified as trading with changes in fair value reported in “fair value gains (losses) on trading securities” in the condensed consolidated statements on operations. The fair value of remaining CVIs as of September 30, 2024 and December 31, 2023 was $136 million and $318 million, respectively.

Equity method investments in the Insurance segment include investments that AG Asset Strategies LLC (AGAS) makes in certain alternative investments, primarily Sound Point and AHP funds. The income (loss) on such investments is reported in “equity in earnings (losses) of investees” and typically represents the Company’s share of earnings of its investees. As part of the August 5, 2024 AG stock redemption, certain alternative investments were distributed to AGMH, whose results are reported in the Corporate Division. The carrying value of these transferred investments as of September 30, 2024 was $122 million.

Insurance Segment
Income from Investments

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions)
Net investment income
Fixed-maturity securities, available-for-sale:
Externally managed	$53	$51	$154	$156
Loss Mitigation Securities	7	24	23	48
Puerto Rico, New Recovery Bonds	—	1	—	5
Other	3	5	9	12
Short-term investments	18	19	56	47
Intercompany loans	2	2	7	7
Other invested assets	—	—	—	2
Investment income	83	102	249	277
Investment expenses	(1)	(1)	(3)	(4)
Net investment income	$82	$101	$246	$273

Fair value gains (losses) on trading securities	$9	$4	$52	$42

Equity in earnings (losses) of investees
CLOs	$12	$7	$38	$23
Private healthcare investing	6	12	8	21
Asset-based/specialty finance	7	—	18	3
Middle market direct lending	(3)	—	1	—
Other	6	6	18	13
Equity in earnings (losses) of investees	$28	$25	$83	$60

Net investment income for third quarter 2024 decreased compared with third quarter 2023, primarily due to lower income on Loss Mitigation Securities. Net investment income for nine months 2024 decreased compared with nine months 2023, primarily due to lower income on Loss Mitigation Securities, which were partially offset by higher short-term income as a result of higher short-term interest rates and higher average balances in the short-term investment portfolio. The overall pre-tax book yield of available-for-sale fixed-maturity securities and short-term investments was 4.10% as of September 30, 2024 and 4.04% as of September 30, 2023.

Equity in earnings (losses) of investees for third quarter 2024 and nine months 2024 increased compared with third quarter 2023 and nine months 2023, primarily due to higher balances in the alternative investment portfolio and higher fair value gains on alternative investments.

Other Income (Loss)

The decrease in “other income (loss)” in nine months 2024, compared with nine months 2023 was primarily attributable to the reversal of a previously recorded litigation accrual of $20 million in nine months 2023. See Item 1, Financial Statements, Note 11, Contingencies, for additional information.

Economic Loss Development (Benefit)

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

Current risk-free rates are used to discount expected losses at the end of each reporting period. Therefore, changes in such rates from period to period affect economic loss development and loss and LAE. However, the effect of changes in discount rates is not indicative of actual credit impairment or improvement in the period. The weighted average discount rates used to discount expected losses (recoveries) for U.S. dollar denominated exposures were 3.74% and 4.10% as of September 30, 2024 and December 31, 2023, respectively. The weighted average discount rates used to discount expected losses (recoveries) for non-U.S. dollar denominated exposures were 3.94% and 3.28% as of September 30, 2024 and December 31, 2023, respectively.

The composition of economic loss development (benefit) by accounting model and by sector is presented in the tables that follow, and the drivers of economic loss development (benefit) are discussed below.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Third Quarter		Nine Months
Accounting Model	September 30, 2024	December 31, 2023	2024	2023	2024	2023
	(in millions)
Insurance	$70	$263	$(31)	$92	$(19)	$160
FG VIEs (1)	236	240	(1)	(6)	—	(15)
Credit derivatives	—	2	(2)	1	(1)	2
Total	$306	$505	$(34)	$87	$(20)	$147

Net exposure rated BIG	$10,734	$5,521
____________________
(1)    The expected loss to be paid for FG VIEs primarily relates to trusts established as part of the 2022 Puerto Rico Resolutions (Puerto Rico Trusts). See Item 1, Financial Statements, Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered).

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Third Quarter 2024
Sector	Net Expected Loss to be Paid (Recovered) as of June 30, 2024	Net Economic Loss Development (Benefit) (2)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2024
	(in millions)
Public finance:
U.S. public finance	$374	$(23)	$(113)	$238
Non-U.S. public finance	37	46	(2)	81
Public finance	411	23	(115)	319
Structured finance:
U.S. RMBS	—	(56)	10	(46)
Other structured finance	36	(1)	(2)	33
Structured finance	36	(57)	8	(13)
Total	$447	$(34)	$(107)	$306

	Third Quarter 2023
Sector	Net Expected Loss to be Paid (Recovered) as of June 30, 2023	Net Economic Loss Development (Benefit) (2)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2023
	(in millions)
Public finance:
U.S. public finance	$433	$135	$(169)	$399
Non-U.S. public finance	10	(1)	—	9
Public finance	443	134	(169)	408
Structured finance:
U.S. RMBS	73	(48)	13	38
Other structured finance	44	1	(1)	44
Structured finance	117	(47)	12	82
Total	$560	$87	$(157)	$490

	Nine Months 2024
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2023	Net Economic Loss Development (Benefit) (2)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2024
	(in millions)
Public finance:
U.S. public finance	$398	$(14)	$(146)	$238
Non-U.S. public finance	20	63	(2)	81
Public finance	418	49	(148)	319
Structured finance:
U.S. RMBS	43	(69)	(20)	(46)
Other structured finance	44	—	(11)	33
Structured finance	87	(69)	(31)	(13)
Total	$505	$(20)	$(179)	$306

	Nine Months 2023
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2022	Net Economic Loss Development (Benefit) (2)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2023
	(in millions)
Public finance:
U.S. public finance	$403	$193	$(197)	$399
Non-U.S. public finance	9	—	—	9
Public finance	412	193	(197)	408
Structured finance:
U.S. RMBS	66	(52)	24	38
Other structured finance	44	6	(6)	44
Structured finance	110	(46)	18	82
Total	$522	$147	$(179)	$490
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”
(2)    Effect of changes in the risk-free rates included in economic loss development (benefit) was a loss of $3 million in third quarter 2024, a benefit of $12 million in third quarter 2023, a loss of $1 million in nine months 2024 and a benefit of $8 million in nine months 2023.

Third Quarter 2024 Net Economic Loss Development

Public Finance: The economic benefit of $23 million for U.S. public finance exposures was primarily attributable to certain healthcare exposures. The economic loss development of $46 million for non-U.S. public finance exposures was primarily attributable to certain U.K. regulated utilities.

U.S. RMBS: The economic benefit for U.S. RMBS was $56 million and was primarily attributable to a $29 million benefit from higher assumed recoveries for charged-off second lien loans and a $15 million benefit from higher assumed recoveries for deferred principal balances of modified first lien loans.

See Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered), for additional information.

Third Quarter 2023 Net Economic Loss Development

Public Finance: The economic loss development on U.S. exposures of $135 million was primarily attributable to PREPA.

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

Nine Months 2024 Net Economic Loss Development

Public Finance: The economic benefit of $14 million for U.S. public finance exposures was primarily attributable to certain healthcare exposures, partially offset by higher expected loss adjustment expenses related to certain Puerto Rico exposures. The economic loss development of $63 million for non-U.S. public finance exposures was primarily attributable to certain U.K. regulated utilities and healthcare exposures.

U.S. RMBS: The economic benefit for U.S. RMBS was $69 million and was mainly attributable to a $41 million benefit from higher assumed recoveries for charged-off first and second lien loans and a $15 million benefit from higher assumed recoveries for deferred principal first lien balances.

    See Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered), for additional information.

Nine Months 2023 Net Economic Loss Development

Public Finance: The economic loss development on U.S. public finance exposures was $193 million, which was primarily attributable to PREPA and healthcare exposures, partially offset by higher projected recoveries in other municipal exposures.

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

While expected loss to be paid (recovered) is an important measure that provides the present value of amounts that the Company expects to pay or recover in future periods regardless of accounting model, expected loss to be expensed is important because it presents the Company’s projection of net expected losses that will be recognized in the consolidated statement of operations in future periods as deferred premium revenue amortizes into income for financial guaranty insurance policies.

The amount of Insurance segment loss expense, which includes losses on policies regardless of form, is a function of the amount of economic loss development discussed above and the deferred premium revenue amortization in a given period, on a contract-by-contract basis. The following table presents the Insurance segment loss expense (benefit).

Insurance Segment
Loss Expense (Benefit)

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions)
U.S. public finance	$(8)	$138	$(4)	$184
Structured finance:
U.S. RMBS	(44)	(38)	(48)	(35)
Other structured finance	(1)	1	3	5
Structured finance	(45)	(37)	(45)	(30)
Total Insurance segment loss expense (benefit)	$(53)	$101	$(49)	$154

Employee Compensation and Benefit Expenses and Other Operating Expenses

The increases in employee compensation and benefit expenses in third quarter 2024 and nine months 2024 compared with third quarter 2023 and nine months 2023, were primarily attributable to an increase in headcount and other employee benefit costs. Other operating expenses in three months 2024 and nine months 2024 includes the write-off of $6 million of intangible assets attributable to insurance licenses in connection with AGM’s merger into AG.

Asset Management Segment Results

Asset Management Segment Results

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions)
Segment revenues	$2	$—	$10	$71
Segment expenses	2	—	6	75
Equity in earnings (losses) of investees	4	—	2	—
Segment adjusted operating income (loss) before income taxes	4	—	6	(4)
Less: Provision (benefit) for income taxes	—	—	1	(1)
Segment adjusted operating income (loss)	$4	$—	$5	$(3)
Results in the table above represent (i) asset management and performance fees, amortization of intangible assets and compensation and other operating expenses of AssuredIM in the first six months of 2023, (ii) gains from Sound Point of $4 million in third quarter 2024 and $5 million in nine months 2024 (Sound Point results are reported on a one quarter lag), net of the amortization of finite-lived intangible assets associated with the basis difference in Sound Point, (iii) an impairment loss of $3 million in nine months 2024 for a smaller financial services advisory firm with a carrying value of $3 million as of September 30, 2024, and (iv) other asset management related income.

Corporate Division Results

Corporate Division Results

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions)
Revenues
Gain on sale of asset management subsidiaries	$—	$255	$—	$255
Other	4	4	13	8
Total revenues	4	259	13	263
Expenses
Interest expense	24	26	75	73
Employee compensation and benefit expenses	7	10	25	28
Other operating expenses	6	21	28	64
Total expenses	37	57	128	165
Adjusted operating income (loss) before income taxes	(33)	202	(115)	98
Less: Provision (benefit) for income taxes	(4)	47	(14)	37
Adjusted operating income (loss)	$(29)	$155	$(101)	$61

Corporate division interest expense primarily relates to debt issued by the U.S. Holding Companies, and also includes intersegment interest expense. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies, Intercompany Loans Payable” for additional information.

Corporate division employee compensation and benefits expenses are an allocation of expenses based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance including Board of Director expenses, legal fees and other direct or allocated expenses. The decrease in operating expenses in third quarter 2024 and nine months 2024, compared with third quarter 2023 and nine months 2023, was primarily due to expenses related to the Sound Point Transaction and AHP Transaction in 2023, and a value added tax adjustment in nine months 2023, partially offset by increases in premises related expenses in nine months 2024. Transaction related expenses in the Corporate division for Sound Point and AHP were $14 million for third quarter 2023 and $40 million for nine months 2023.

Other (Effect of Consolidating FG VIEs and CIVs)

The effect of consolidating FG VIEs and CIVs, intersegment eliminations and reclassifications of reimbursable fund expenses to revenue are presented in “other.” See Item 1, Financial Statements, Note 2, Segment Information.

As described in Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, the types of entities the Company consolidates when it is deemed to be the primary beneficiary primarily include: (i) FG VIEs; and (ii) CIVs, The Company eliminates the effects of intercompany transactions between its FG VIEs and CIVs and its insurance and asset management subsidiaries, as well as intercompany transactions between CIVs.

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

Consolidating CIVs (as opposed to accounting for them as equity method investments) has a significant effect on assets, liabilities and cash flows, and includes: (i) the establishment of the assets and liabilities of the CIVs, and related changes in fair value; (ii) eliminating the asset management fees earned by AssuredIM from the CIVs (prior to July 1, 2023); (iii) eliminating the equity method investments of the insurance subsidiaries and AGAS, and related equity in earnings (losses) of investees; and (iv) establishing noncontrolling interest for amounts not owned by the Company. The economic effect of the U.S Insurance Subsidiaries’ ownership interests in CIVs is presented in the Insurance segment as “equity in earnings (losses) of investees,” while the effect of CIVs is presented as separate line items (“fair value gains (losses) on consolidated investment vehicles” and “noncontrolling interest”) on a consolidated basis.

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

	Third Quarter		Nine Months
	2024	2023	2024	2023
Effect on Financial Statement Line Item	(in millions)
Fair value gains (losses) on FG VIEs (1)	$(7)	$6	$(11)	$(2)
Fair value gains (losses) on CIVs	21	(4)	54	60
Equity in earnings (losses) of investees (2)	(14)	(7)	(38)	(35)
Other (3)	(4)	(3)	(3)	(42)
Effect on income before tax	(4)	(8)	2	(19)
Less: Tax provision (benefit)	(2)	(2)	(2)	(8)
Effect on net income (loss)	(2)	(6)	4	(11)
Less: Effect on noncontrolling interests (4)	5	2	12	19
Effect on net income (loss) attributable to AGL	$(7)	$(8)	$(8)	$(30)

By Type of VIE
FG VIEs	$(8)	$2	$(10)	$(13)
CIVs	1	(10)	2	(17)
Effect on net income (loss) attributable to AGL	$(7)	$(8)	$(8)	$(30)
____________________
(1)    Changes in fair value of the FG VIEs’ assets and liabilities that are attributable to factors other than (i) changes in the Company’s own credit risk on the FG VIEs’ liabilities with recourse and (ii) unrealized gains and losses on available-for-sale fixed maturity securities.
(2)    Represents the elimination of the equity in earnings (losses) of investees of AGAS and the other subsidiaries’ investments in certain alternative investments, primarily Sound Point funds (and prior to July 1, 2023, AssuredIM managed funds).
(3)    Includes net earned premiums, net investment income, foreign exchange gains (losses) on remeasurement, other income (loss), loss and LAE (benefit), and for nine months 2023, other operating expenses and asset management fees.
(4)     Represents the proportion of consolidated funds managed by Sound Point and, prior to July 1, 2023, AssuredIM funds’ income that is not attributable to AGAS’ or any other subsidiaries’ ownership interest.

Reconciliation to GAAP

Reconciliation of Net Income (Loss) Attributable to AGL
to Adjusted Operating Income (Loss)

	Third Quarter 2024		Third Quarter 2023
	Total	Per Diluted Share	Total	Per Diluted Share
	(in millions, except per share amounts)
Net income (loss) attributable to AGL	$171	$3.17	$157	$2.60
Less pre-tax adjustments:
Realized gains (losses) on investments	—	—	(9)	(0.16)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(2)	(0.03)	6	0.12
Fair value gains (losses) on CCS	(3)	(0.06)	(20)	(0.33)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	54	1.00	(37)	(0.61)
Total pre-tax adjustments	49	0.91	(60)	(0.98)
Less tax effect on pre-tax adjustments	(8)	(0.16)	11	0.16
Adjusted operating income (loss)	$130	$2.42	$206	$3.42

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $(2) and $(2)) included in adjusted operating income	$(7)	$(0.12)	$(8)	$(0.13)

	Nine Months 2024		Nine Months 2023
	Total	Per Diluted Share	Total	Per Diluted Share
	(in millions, except per share amounts)
Net income (loss) attributable to AGL	$358	$6.44	$363	$5.99
Less pre-tax adjustments:
Realized gains (losses) on investments	2	0.03	(20)	(0.33)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	11	0.21	109	1.81
Fair value gains (losses) on CCS	(12)	(0.21)	(35)	(0.58)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	42	0.76	9	0.14
Total pre-tax adjustments	43	0.79	63	1.04
Less tax effect on pre-tax adjustments	(8)	(0.15)	(10)	(0.17)
Adjusted operating income (loss)	$323	$5.80	$310	$5.12

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $(2) and $(8)) included in adjusted operating income	$(8)	$(0.15)	$(30)	$(0.49)

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions)
Gross realized gains on sales of available-for-sale securities	$—	$2	$2	$21
Gross realized losses on sales of available-for-sale securities	(4)	(1)	(11)	(16)
Net foreign currency gains (losses)	—	(1)	(2)	(1)
Change in the allowance for credit losses and intent to sell (1)	3	(8)	11	(23)
Other net realized gains (losses)	1	(1)	2	(1)
Net realized investment gains (losses)	$—	$(9)	$2	$(20)
____________________
(1)    Relates primarily to loss mitigation securities.

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

Nine months 2024 non-credit impairment-related unrealized fair value gains of $11 million were generated primarily due to the termination of certain structured finance policies. Third quarter 2023 and nine months 2023 non-credit impairment unrealized fair value gains of $6 million and $109 million, respectively, were generated primarily as a result of generally lower collateral asset spreads and a widening of AG’s CDS spreads.

Fair Value Gains (Losses) on CCS

Fair value losses on CCS of $3 million, $20 million, $12 million and $35 million in third quarter 2024, third quarter 2023, nine months 2024 and nine months 2023, respectively, were primarily due to a tightening in market spreads. Fair value gains (losses) of CCS are heavily affected by, and in part fluctuate with, changes in market spreads and interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

Foreign Exchange Gain (Loss) on Remeasurement

Foreign exchange gains and losses of $54 million gains, $37 million losses, $42 million gains and $9 million gains in third quarter 2024, third quarter 2023, nine months 2024 and nine months 2023, respectively, primarily relate to remeasurement of long-dated premiums receivable, for which the Company records the present value of future installment premiums, and are mainly due to changes in the exchange rate of the pound sterling and, to a lesser extent, the euro relative to the U.S. dollar. Approximately 69% and 70% of gross premiums receivable, net of commissions payable, as of September 30, 2024 and December 31, 2023, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro. Premiums on European infrastructure and structured finance transactions typically are paid, in whole or in part, on an installment basis, whereas premiums on U.S. public finance transactions are often paid upfront.

The following table presents the foreign exchange rates as of the balance sheet dates.

Foreign Exchange Rates
U.S. Dollar Per Foreign Currency

	As of September 30, 2024	As of December 31, 2023	As of September 30, 2023	As of December 31, 2022
Pound sterling	$1.338	$1.273	$1.220	$1.208
Euro	$1.114	$1.104	$1.057	$1.071

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

	As of September 30, 2024		As of December 31, 2023
	Total	Per Share	Total	Per Share
	(dollars in millions, except share amounts)
Shareholders’ equity attributable to AGL	$5,728	$111.09	$5,713	$101.63
Less pre-tax adjustments:
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	45	0.89	34	0.61
Fair value gains (losses) on CCS	1	0.02	13	0.22
Unrealized gain (loss) on investment portfolio	(211)	(4.10)	(361)	(6.40)
Less taxes	18	0.32	37	0.66
Adjusted operating shareholders’ equity	5,875	113.96	5,990	106.54
Pre-tax adjustments:
Less: Deferred acquisition costs	172	3.33	161	2.87
Plus: Net present value of estimated net future revenue	189	3.67	199	3.54
Plus: Net deferred premium revenue on financial guaranty contracts in excess of expected loss to be expensed	3,370	65.35	3,436	61.12
Plus taxes	(680)	(13.18)	(699)	(12.41)
Adjusted book value	$8,582	$166.47	$8,765	$155.92

Gain (loss) related to FG VIE and CIV consolidation included in:
Adjusted operating shareholders’ equity (net of tax provision (benefit) of $(1) and $1)	$(5)	$(0.08)	$5	$0.07
Adjusted book value (net of tax provision (benefit) of $(2) and $0)	(9)	(0.17)	—	—

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

Reconciliation of GWP to PVP

	Third Quarter 2024					Third Quarter 2023
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$35	$7	$4	$15	$61	$29	$(5)	$15	$1	$40
Less: Installment GWP and other GAAP adjustments (1)	2	(1)	2	15	18	6	(5)	15	1	17
Upfront GWP	33	8	2	—	43	23	—	—	—	23
Plus: Installment premiums and other (2)	1	2	3	14	20	7	2	12	2	23
PVP	$34	$10	$5	$14	$63	$30	$2	$12	$2	$46

	Nine Months 2024					Nine Months 2023
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$182	$34	$19	$19	$254	$129	$40	$48	$4	$221
Less: Installment GWP and other GAAP adjustments (1)	99	14	16	19	148	55	37	48	4	144
Upfront GWP	83	20	3	—	106	74	3	—	—	77
Plus: Installment premiums and other (2)	110	24	21	20	175	55	35	42	40	172
PVP	$193	$44	$24	$20	$281	$129	$38	$42	$40	$249
___________________
(1)    Includes the present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions and other GAAP adjustments.
(2)    Includes the present value of future premiums and fees on new business paid in installments, discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, other than certain fixed-maturity securities such as Loss Mitigation Securities. Nine months 2023 also includes the present value of future premiums and fees associated with other guaranties written by the Company that, under GAAP, are accounted for under ASC 460, Guarantees.

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

Financial Guaranty Portfolio
Net Par Outstanding by Sector

	As of September 30, 2024	As of December 31, 2023
Sector	(dollars in millions)
Public finance:
U.S. public finance:
General obligation	$76,349	$74,609
Tax backed	33,297	33,060
Municipal utilities	28,996	29,300
Transportation	25,312	22,052
Healthcare	13,081	12,604
Infrastructure finance	8,687	8,796
Higher education	7,405	7,250
Housing revenue	1,278	1,152
Investor-owned utilities	325	329
Renewable energy	167	167
Other public finance	940	970
Total U.S. public finance	195,837	190,289
Non-U.S public finance:
Regulated utilities	23,474	20,545
Infrastructure finance	15,800	15,430
Sovereign and sub-sovereign	9,889	9,869
Renewable energy	1,739	2,030
Pooled infrastructure	1,181	1,133
Total non-U.S. public finance	52,083	49,007
Total public finance	247,920	239,296
Structured finance:
U.S. structured finance:
Insurance securitizations	4,665	4,379
RMBS	1,546	1,774
Pooled corporate obligations	689	631
Financial products	478	464
Subscription finance facilities	241	178
Consumer receivables	233	314
Other structured finance	865	892
Total U.S. structured finance	8,717	8,632
Non-U.S. structured finance:
Subscription finance facilities	767	444
Pooled corporate obligations	452	425
RMBS	243	252
Other structured finance	97	104
Total non-U.S. structured finance	1,559	1,225
Total structured finance	10,276	9,857
Total net par outstanding	$258,196	$249,153

Exposure to Puerto Rico

The following tables present information in respect of the Puerto Rico exposures to supplement the disclosures and discussions provided in “—Liquidity and Capital Resources—Insurance Subsidiaries, Financial Guaranty Policies” below and Item 1, Financial Statements, Note 3, Outstanding Exposure.

Exposure to Puerto Rico by Company
As of September 30, 2024

	Net Par Outstanding
	AG	AG Re	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Defaulted Puerto Rico Exposures
PREPA	$377	$154	$531	$539
Total Defaulted	377	154	531	539
Resolved Puerto Rico Exposures (1)
Puerto Rico Highways and Transportation Authority (PRHTA) (Transportation revenue)	130	74	204	204
PRHTA (Highway revenue)	23	1	24	24
Total Resolved	153	75	228	228
Non-Defaulting Puerto Rico Exposures (2)
Municipal Finance Agency (MFA)	76	15	91	97
University of Puerto Rico (U of PR)	1	—	1	1
Total Non-Defaulting	77	15	92	98
Total exposure to Puerto Rico	$607	$244	$851	$865
 ___________________
(1)    Resolved pursuant to the 2022 Puerto Rico Resolutions. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.
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

Amortization Schedule of Net Par of Puerto Rico
As of September 30, 2024

		Scheduled Net Par Amortization
	2024 (4Q)	2025 (1Q)	2025 (2Q)	2025 (3Q)	2025 (4Q)	2026	2027	2028	2029 - 2033	2034 - 2038	2039 - 2041	Total
		(in millions)
Defaulted Puerto Rico Exposures
PREPA	$—	$—	$—	$68	$—	$105	$105	$68	$176	$9	$—	$531
Total Defaulted	—	—	—	68	—	105	105	68	176	9	—	531
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue)	—	—	—	—	—	—	—	—	—	107	97	204
PRHTA (Highway revenue)	—	—	—	—	—	—	—	—	8	16	—	24
Total Resolved	—	—	—	—	—	—	—	—	8	123	97	228
Non-Defaulting Puerto Rico Exposures
MFA	—	—	—	16	—	35	15	13	12	—	—	91
U of PR	—	—	—	—	—	—	—	—	1	—	—	1
Total Non-Defaulting	—	—	—	16	—	35	15	13	13	—	—	92

Total	$—	$—	$—	$84	$—	$140	$120	$81	$197	$132	$97	$851

Amortization Schedule of Net Debt Service of Puerto Rico
As of September 30, 2024

		Scheduled Net Debt Service Amortization
	2024 (4Q)	2025 (1Q)	2025 (2Q)	2025 (3Q)	2025 (4Q)	2026	2027	2028	2029 - 2033	2034 - 2038	2039 - 2041	Total
		(in millions)
Defaulted Puerto Rico Exposures
PREPA	$3	$10	$2	$78	$2	$126	$122	$80	$200	$9	$—	$632
Total Defaulted	3	10	2	78	2	126	122	80	200	9	—	632
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue)	—	5	—	6	—	11	11	11	53	143	106	346
PRHTA (Highway revenue)	—	1	—	—	—	1	1	1	15	18	—	37
Total Resolved	—	6	—	6	—	12	12	12	68	161	106	383
Non-Defaulting Puerto Rico Exposures
MFA	—	2	—	18	—	39	17	14	13	—	—	103
U of PR	—	—	—	—	—	—	—	—	1	—	—	1
Total Non-Defaulting	—	2	—	18	—	39	17	14	14	—	—	104

Total	$3	$18	$2	$102	$2	$177	$151	$106	$282	$170	$106	$1,119

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

Sources and Uses of Funds

The liquidity of AGL and its U.S. Holding Companies is largely dependent on dividends, stock redemptions and other distributions from their operating subsidiaries (see “— Insurance Subsidiaries — Distributions from Insurance Subsidiaries” below) and access to external financing. The operating liquidity requirements of AGL and the U.S. Holding Companies include:

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

Long-Term Debt Obligations

The Company has outstanding long-term debt issued by the U.S. Holding Companies. See Part II, Item 8, Financial Statements and Supplementary Data, Note 12, Long-Term Debt and Credit Facilities, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and “— Guarantor and U.S. Holding Companies' Summarized Financial Information” below.

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of September 30, 2024	As of December 31, 2023
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
6.125% Senior Notes	6.125%	2028	$350	$350
3.15% Senior Notes	3.15%	2031	500	500
7% Senior Notes	6.40%	2034	200	200
3.6% Senior Notes	3.60%	2051	400	400
Series A Enhanced Junior Subordinated Debentures	3 month CME Term SOFR +2.64%	2066	150	150
AGUS long-term debt			1,600	1,600
AGUS - intercompany loans from:
AG/AGM (1)	3.50%	2029	250	250
AGRO	5.00%	2028	20	20
AGUS intercompany loans			270	270
Total AGUS long-term debt and intercompany loans			1,870	1,870
AGMH
Junior Subordinated Debentures (2)	6.40%	2066	300	300
Total AGMH long-term debt			300	300
AGMH’s long-term debt purchased by AGUS (3)			(154)	(154)
U.S. Holding Company long-term debt			$2,016	$2,016
____________________
(1)    Effective August 1, 2024, AGM merged with and into AG, with AG as the surviving company.
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

	As of September 30, 2024
	AGL	U.S. Holding Companies
	(in millions)
Assets, excluding investments in subsidiaries
Fixed-maturity securities (1)	$15	$4
Investment in Sound Point	—	417
Short-term investments, other invested assets and cash	26	475
Receivables from affiliates (2)	55	—
Dividends receivable from U.S. Holding Companies	90	—
Other assets	3	37
Liabilities
Long-term debt	—	1,698
Loans payable to affiliates	—	270
Payable to affiliates (2)	12	18
Dividends payable to AGL	—	90
Other liabilities	11	81
____________________
(1)    As of September 30, 2024, weighted average durations of AGL’s and the U.S. Holding Companies’ fixed-maturity securities were 10.9 years and 3.7 years, respectively.
(2)    Represents receivable and payables with non-guarantor subsidiaries.

	Nine Months 2024
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$2	$9
Expenses
Interest expense	—	75
Other expenses	33	10
Income (loss) before provision for income taxes and equity in earnings (losses) of investees	(31)	(76)
Net income (loss) excluding investments in subsidiaries	(31)	(62)

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Selected Cash Flow Items

	Nine Months 2024
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from U.S. Holding Companies	$450	$—
Dividends received from subsidiaries	47	266
Distributions from equity method investees (1)	—	29
Interest on intercompany loans	—	(1)
Interest paid	—	(71)
Investments in subsidiaries	—	(10)
Redemption of stock by insurance subsidiaries	—	267
Dividends paid to AGL	—	(450)
Dividends paid	(52)	—
Repurchases of common shares (2)	(412)	—
____________________
(1)    Includes distributions from Sound Point and other alternative investments.
(2)    See Item 1, Financial Statements, Note 12, Shareholders’ Equity, for additional information about share repurchases and authorizations.

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

Insurance Subsidiaries

The Company has several insurance subsidiaries. AG is an insurance subsidiary domiciled in Maryland. As of August 1, 2024, AG owns: (i) AGUK, an insurance subsidiary domiciled in the U.K; and (ii) AGE, an insurance company domiciled in France. Until August 1, 2024, AGM was an insurance subsidiary of the Company domiciled in New York. See “— Overview — Key Business Strategies — Merger of the U.S. Insurance Subsidiaries” above. AGUK and AGE are collectively referred to as the European Insurance Subsidiaries. AG Re is an insurance company domiciled in Bermuda that owns AGRO, an insurance company that is also domiciled in Bermuda.

Sources and Uses of Funds

Liquidity of the insurance subsidiaries is primarily used to pay for:

•operating expenses,
•claims on the insured portfolio,
•dividends or other distributions to parent,
•reinsurance premiums, and
•capital investments in their own subsidiaries and in alternative investments.

Management believes that the insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios. The Company generally targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. As of September 30, 2024, the Company intended to hold and had the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

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

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. For example, the Company made substantial claim payments in 2022 in connection with the resolution of certain Puerto Rico credits, and will continue to pay the debt service on the remaining PRHTA insured obligations with a net par outstanding of $228 million as of September 30, 2024. The Company is continuing its efforts to resolve the one remaining unresolved Puerto Rico insured exposure that is in payment default, PREPA. The Company had $531 million in insured net par outstanding of PREPA obligations as of September 30, 2024. For more information, see Item 1, Financial Statements, Note 3, Outstanding Exposure, and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

The terms of the Company’s credit default swaps (CDS) contracts generally are modified from standard CDS contract forms approved by International Swaps and Derivatives Association, Inc. such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for its financial guaranty insurance contracts. The documentation for certain CDS was negotiated to require the Company to also pay if the obligor were to become bankrupt or if the reference obligation were restructured. Furthermore, some CDS documentation requires the Company to make a payment due to an event that is unrelated to the performance of the obligation referenced in the credit derivative. If events of default or termination events specified in the credit derivative documentation were to occur, the Company may be required to make a cash termination payment to its swap counterparty upon such termination. Any such payment would probably occur prior to the maturity of the reference obligation and be in an amount larger than the amount due for that period on a “pay-as-you-go” basis.

Ordinary Dividends From Insurance Subsidiaries to Holding Companies

The Company anticipates that, for the next twelve months, amounts paid by AGL’s direct and indirect insurance subsidiaries as dividends or other distributions will be a major source of the holding companies’ liquidity. The insurance subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, other potential uses for such funds and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. For more information, see Part II, Item 8, Financial Statements and Supplementary Data, Note 15, Insurance Company Regulatory Requirements, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the Company’s dividend restrictions applicable to AG, AG Re and AGRO.

    Dividend restrictions by insurance subsidiary are as follows:

•Effective August 1, 2024, AGM merged with and into AG, with AG as the surviving company. See “— Overview — Key Business Strategies — Merger of the U.S. Insurance Subsidiaries” above. The Company expects the amount of ordinary dividends available for distribution by AG in 2024 to be approximately $400 million. After giving effect to the respective $49 million and $59 million ordinary dividend amounts paid by AGM and AG (together, the U.S. Insurance Subsidiaries) in 2024 prior to the merger, and $154 million ordinary dividend paid by AG after the merger, the amount available for distribution in the fourth quarter of 2024 is approximately $138 million.

•Based on the applicable law and regulations, in 2024 AG Re paid dividends of $47 million in the first nine months of the year and has the capacity to declare and pay additional dividends in 2024 in an aggregate amount up to $110 million as of September 30, 2024. Additionally, in 2024 AG Re can make capital distributions in an aggregate amount up to $129 million without the prior approval of the Bermuda Monetary Authority.

Ordinary Dividends
From Insurance Company Subsidiaries
to Holding Companies

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions)
Dividends paid by AG Re to AGL	$—	$24	$47	$53
Dividends paid by U.S. Insurance Subsidiaries to U.S. Holding Companies (1)	154	60	262	144
___________________
(1)    Prior to the merger of AGM with and into AG, with AG as the surviving company, AG had been directly owned by AGUS. As a result of the merger, effective as of August 1, 2024, AG is directly owned by AGMH, a subsidiary of AGUS.

Stock Redemptions by Insurance Subsidiaries

In May 2024, NYDFS approved, and AGM implemented, the redemption of approximately $100 million of AGM’s shares of common stock from AGMH.

In connection with the merger of AGM into AG, the MIA approved, and in third quarter 2024 AG implemented, the redemption of approximately $300 million of AG’s shares of common stock from AGMH in exchange for cash of $167 million and the remainder in alternative investments.

Committed Capital Securities

AG is party to an arrangement that enables it to access, at its discretion, up to $400 million of capital, at any time, and has the right to use such capital for any purpose, including to pay claims. See Item 1, Financial Statements, Note 9, Fair Value Measurement.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to: support the highest possible ratings for each operating company, manage investment risk within the context of the underlying portfolio of insurance risk, maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and maximize after-tax net investment income. Approximately 88% of the total available-for-sale fixed maturity investment portfolio is managed by external parties. In accordance with the Company’s investment guidelines, each of the three external investment managers is required to maintain the Company’s investment portfolio with an overall credit quality rated at a minimum of A+/A1/A+ by S&P/Moody’s/Fitch Inc., respectively.

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

Investment Portfolio
Carrying Value

	As of
	September 30, 2024	December 31, 2023
	(in millions)
Fixed-maturity securities, available-for-sale	$6,284	$6,307
Fixed-maturity securities, trading (1)	163	318
Short-term investments	1,487	1,661
Other invested assets (2)	912	829
Total	$8,846	$9,115
____________________
(1)    Includes primarily CVIs received under the 2022 Puerto Rico Resolutions, which are not rated.
(2)    Excludes investments in three Sound Point funds that are consolidated. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

The Company’s available-for-sale fixed-maturity securities had a duration of 4.2 years and 3.9 years as of September 30, 2024 and December 31, 2023, respectively.

Available-for-Sale Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s available-for-sale fixed-maturity securities as of September 30, 2024 and December 31, 2023. Ratings generally reflect the lower of Moody’s and S&P classifications, except for (i) Loss Mitigation Securities, which use Assured Guaranty’s internal ratings classifications, and (ii) Puerto Rico securities received under the 2022 Puerto Rico Resolutions, which are not rated.

 Distribution of Available-for-Sale Fixed-Maturity Securities by Rating

	As of
Rating	September 30, 2024	December 31, 2023
AAA	12.6%	13.3%
AA	36.7	38.2
A	25.8	27.6
BBB	15.8	11.7
BIG (1)	8.1	7.8
Not rated	1.0	1.4
Total	100.0%	100.0%
____________________
(1)Includes primarily Loss Mitigation Securities. See Item 1, Financial Statements, Note 7, Investments, for additional information.

Other Investments

Other invested assets, which are generally less liquid than fixed-maturity securities, primarily consist of the investment in Sound Point and alternative investments across a variety of strategies.

The Insurance segment reports the Company’s percentage ownership of Sound Point funds and AHP funds as equity method investments with changes in net asset value (NAV) included in the Insurance segment adjusted operating income. As of September 30, 2024 and December 31, 2023, three of the funds in which the Company invests are consolidated and the remaining are accounted as equity method investments in the Company’s condensed consolidated financial statements. See “— Commitments” below.

Investment in Asset Managers and Alternative Investments by Strategy
As of September 30, 2024

	Investments	Consolidation Adjustments (1)	Consolidated
	(in millions)
Sound Point (1)	$417	$—	$417
Alternative investments:
CLOs (2)	362	(247)	115
Private healthcare investing	149	—	149
Asset-based/specialty finance	131	(31)	100
Middle market direct lending	45	—	45
Other	161	—	161
Total (3)	$1,265	$(278)	$987
____________________
(1)    Certain CLO and asset-based/specialty finance funds are CIVs. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.
(2)    Represents primarily investments in the equity of U.S. and European CLOs.
(3)    Includes $75 million in alternative investments reported in “fixed-maturity securities, available-for-sale” and “fixed-maturity securities, trading” on the condensed consolidated balance sheets.

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
(3)    Includes $34 million in alternative investments reported in “fixed-maturity securities, available-for-sale” on the condensed consolidated balance sheets.

Investment in Sound Point and Alternative Investments by Strategy
Third Quarter 2024

	Investments	Consolidation Adjustments (1)	Consolidated
	(in millions)
Equity in earnings of Sound Point	$4	$—	$4
Alternative investments - change in fair value:
CLOs	12	(8)	4
Private healthcare investing	6	—	6
Asset-based/specialty finance	7	(6)	1
Middle market direct lending	(2)	—	(2)
Other	9	—	9
Total	$36	$(14)	$22
____________________
(1)    Certain CLO and asset-based/specialty finance funds are CIVs. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Alternative Investments by Strategy
Third Quarter 2023

	Investments	Consolidation Adjustments (1)	Consolidated
	(in millions)
Alternative investments - change in fair value:
CLOs	$5	$(7)	$(2)
Private healthcare investing	12	—	12
Asset-based/specialty finance	—	—	—
Other	5	—	5
Total	$22	$(7)	$15
____________________
(1)    Certain CLO and asset-based/specialty finance funds are CIVs. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Investment in Sound Point and Alternative Investments by Strategy
Nine Months 2024

	Investments	Consolidation Adjustments (1)	Consolidated
	(in millions)
Equity in earnings of Sound Point	$5	$—	$5
Alternative investments - change in fair value:
CLOs	40	(26)	14
Private healthcare investing	8	—	8
Asset-based/specialty finance	18	(12)	6
Middle market direct lending	3	—	3
Other	18	—	18
Total	$92	$(38)	$54
____________________
(1)    Certain CLO and asset-based/specialty finance funds are CIVs. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Alternative Investments by Strategy
Nine Months 2023

	Investments	Consolidation Adjustments (1)	Consolidated
	(in millions)
Alternative investments - change in fair value:
CLOs	$21	$(23)	$(2)
Private healthcare investing	21	(9)	12
Asset-based/specialty finance	3	(3)	—
Other	13	—	13
Total	$58	$(35)	$23
____________________
(1)    Certain CLO and asset-based/specialty finance funds are CIVs. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Beginning in the third quarter 2023, the Company records an equity method investment in Sound Point pursuant to the Sound Point Transaction described in Item 1, Financial Statements, Note 1, Business and Basis of Presentation.

Commitments

The Company has agreed to invest an aggregate amount of $1.5 billion in alternative investments, including $1 billion in Sound Point managed investments. Unfunded commitments as of September 30, 2024 were $690 million. See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for a description of the Sound Point Transaction.

Restricted Assets

Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements or otherwise pledged or restricted totaled $77 million as of September 30, 2024 and $234 million December 31, 2023. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or are otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements with a fair value of $1,176 million and $1,154 million as of September 30, 2024 and December 31, 2023, respectively.

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

•CIVs. The primary sources and uses of cash in the CIVs include using capital to make investments, generating cash income from investments, paying expenses, distributing cash flow to investors and borrowing funds to finance investments. The assets and liabilities of the Company’s CIVs are held within separate legal entities. The assets of the CIVs are not available to creditors of the Company, other than creditors of the applicable CIVs. In addition, creditors of the CIVs have no recourse against the assets of the Company, other than the assets of such applicable CIVs. Liquidity available at the Company’s CIVs is not available for corporate liquidity needs, except to the extent of the Company’s investment in the funds, subject to redemption provisions.

See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for additional information.

Condensed Consolidated Cash Flows

The summarized condensed consolidated statements of cash flows in the table below present the cash flow effect for the aggregate of the Insurance and Asset Management businesses and holding companies, separately from the aggregate effect of consolidating FG VIEs and CIVs. In the third quarter 2023, as a result of the Sound Point Transaction and AHP Transaction, the Company deconsolidated all CLOs and CLO warehouses and certain funds. Therefore, beginning July 1, 2023, the Company’s cash flow statements no longer includes all the operating, investing and financing cash flow activity of those deconsolidated CIVs. See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for additional information.

Summarized Condensed Consolidated Cash Flows

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in millions)
Net cash flows provided by (used in) operating activities, excluding FG VIEs and CIVs operating cash flows	$(12)	$(210)	$(16)	$(217)
FG VIEs and CIVs operating cash flows	29	32	17	475
Net cash flows provided by (used in) operating activities	17	(178)	1	258

Net cash flows provided by (used in) investing activities, excluding FG VIEs and CIVs investing cash flows	213	250	560	358
FG VIEs and CIVs investing cash flows	(9)	61	(16)	(175)
Net cash flows provided by (used in) investing activities	204	311	544	183

Net cash flows provided by (used in) financing activities, excluding FG VIEs and CIVs financing cash flows
Dividends paid	(16)	(16)	(52)	(51)
Repurchases of common shares	(131)	(64)	(412)	(90)
Issuance of long-term debt, net of issuance costs	—	345	—	345
Redemption of debt	—	(330)	—	(330)
Other	—	—	(28)	(15)
FG VIEs and CIVs financing cash flows	(12)	(135)	(167)	(392)
Net cash flows provided by (used in) financing activities (1)	(159)	(200)	(659)	(533)

Effect of exchange rate changes	3	(2)	2	—
Increase (decrease) in cash and cash equivalents and restricted cash	65	(69)	(112)	(92)
Cash and cash equivalents and restricted cash at beginning of period	109	184	286	207
Cash and cash equivalents and restricted cash at the end of the period	$174	$115	$174	$115
____________________
(1)    Claims paid on consolidated FG VIEs are presented in the condensed consolidated statements of cash flows as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

Cash flows from operations, excluding FG VIEs and CIVs, was an outflow of $16 million in nine months 2024 and an outflow of $217 million in nine months 2023. The decrease in cash outflows, other than those of the FG VIEs and CIVs, during nine months 2024 was primarily due to a $97 million increase in premiums received, a $78 million decrease in net claim payments, a $31 million increase in return on capital from equity method investees, a $13 million increase in interest on short-term investments, and Sound Point Transaction and AHP Transaction expenses in 2023, which were partially offset by a $56 million increase in tax payments and the inclusion of cash flows for asset management subsidiaries in the nine months 2023 prior to the Sound Point Transaction. Cash flows from operations attributable to FG VIEs and CIVs were inflows in nine months 2024 and nine months 2023. Cash flow from operations in nine months 2023 included the operating activities of the CLOs and CLO warehouses in the first half of 2023 prior to the Sound Point Transaction. The condensed consolidated statements of cash flows present the investing activities of the consolidated Sound Point funds, which were formerly known as AssuredIM funds, and CLOs as cash flows from operations.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments and paydowns on and sales of FG VIEs’ assets. The increase in investing cash inflows in nine months 2024 compared with the nine months 2023 was mainly attributable to net purchases of short-term and fixed-maturity securities in the nine months 2023, higher sales of trading securities in nine months 2024 and lower net sales of fixed-maturity securities in nine months 2024. Investing inflows in both periods were used to fund claim payments and share repurchases. See Item 1, Financial Statements, Condensed Consolidated Statements of Cash Flows, and Note 3, Outstanding Exposure, for additional information.

Financing activities primarily consist of (i) AGL share repurchases and dividends, (ii) paydowns of FG VIEs’ liabilities, and (iii) until July 1, 2023, CLO issuances and CLO warehouse financing activities. The CIVs’ financing cash flows mainly included repayments of CLO warehouse financing debt and distributions from noncontrolling interests to CIVs. Nine months 2024 FG VIE financing cash flows included the par paydown of Puerto Rico Trust liabilities of $144 million. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

From October 1, 2024 through November 8, 2024, the Company repurchased an additional 692,513 of common shares. As of November 8, 2024, the Company was authorized to purchase approximately $385 million of its common shares. For more information about the Company’s share repurchases and authorizations, see Item 1, Financial Statements, Note 12, Shareholders’ Equity.

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

Management of the Company, with the participation of its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024. Based on their evaluation as of September 30, 2024 covered by this Form 10-Q, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting during third quarter 2024 which were identified in connection with the evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during third quarter 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (3)
July 1 - July 31	527,788	$80.10	524,567	$281,295,125
August 1 - August 31	522,703	$76.94	522,027	$241,128,796
September 1 - September 30	611,847	$79.46	611,847	$192,509,930
Total	1,662,338	$78.87	1,658,441
____________________
(1)    The total number of shares purchased also includes shares purchased as a result of employees surrendering shares as payment for withholding taxes upon vesting of share awards.
(2)    After giving effect to repurchases since the Board first authorized the repurchase program on January 18, 2013, through November 8, 2024, the Company has repurchased a total of 150 million common shares for approximately $5.3 billion, excluding commissions, at an average price of $35.55 per share. On May 2, 2024 and November 8, 2024, the Company announced that the Board of Directors authorized an additional $300 million and $250 million, respectively, of share repurchases. As of November 8, 2024, the remaining authorization the Company was authorized to purchase was approximately $385 million of its common shares, on a settlement basis. The repurchase program has no expiration date and the Board has previously increased the authorization periodically.
(3)     Excludes commissions and excise taxes.

ITEM 5.    OTHER MATTERS

10b5-1 Trading Plans

During third quarter 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6.EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Document
10.1	Form of Executive Grant Award Eligibility Agreement*
22.0	Subsidiary Companies and Issuers of Guaranteed Securities
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1	The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated November 12, 2024	By:	/s/ BENJAMIN G. ROSENBLUM

Benjamin G. Rosenblum Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)