Form 10-Q
period 2025-03-31
ASSURED GUARANTY LTD
filed 2025-05-09
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of May 7, 2025 was 49,091,143 (includes 22,002 unvested restricted shares).

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions except share data)

	As of
	March 31, 2025	December 31, 2024
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $45 and $60 (amortized cost of $6,774 and $6,827)	$6,415	$6,369
Fixed-maturity securities, trading, at fair value	137	147
Short-term investments, at fair value	1,158	1,221
Other invested assets (includes $3 and $4, at fair value)	960	926
Total investments	8,670	8,663
Cash	177	121
Premiums receivable, net of commissions payable	1,568	1,551
Deferred acquisition costs	181	176
Salvage and subrogation recoverable	389	396
Financial guaranty variable interest entities’ assets, at fair value	145	147
Assets of consolidated investment vehicles (includes $118 and $99, at fair value)	119	101
Other assets (includes $134 and $131, at fair value)	689	746
Total assets	$11,938	$11,901
Liabilities
Unearned premium reserve	$3,671	$3,719
Loss and loss adjustment expense reserve	294	268
Long-term debt	1,700	1,699
Financial guaranty variable interest entities’ liabilities, at fair value (with recourse $153 and $155, without recourse $10 and $9)	163	164
Other liabilities (includes $34 and $34, at fair value)	453	498
Total liabilities	6,281	6,348
Commitments and contingencies (Notes 3, 4, 7 and 11)
Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 49,553,438 and 50,505,320 shares issued and outstanding)	—	1
Retained earnings	5,903	5,878
Accumulated other comprehensive income (loss), net of tax of $(64) and $(75)	(314)	(385)
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	5,590	5,495
Nonredeemable noncontrolling interests (Note 8)	67	58
Total shareholders’ equity	5,657	5,553
Total liabilities and shareholders’ equity	$11,938	$11,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions except share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Net earned premiums	$91	$119
Net investment income	87	84
Net realized investment gains (losses)	(16)	8
Fair value gains (losses) on credit derivatives	104	10
Fair value gains (losses) on committed capital securities	2	(10)
Fair value gains (losses) on financial guaranty variable interest entities	1	(3)
Fair value gains (losses) on consolidated investment vehicles	19	22
Foreign exchange gains (losses) on remeasurement	37	(12)
Fair value gains (losses) on trading securities	1	26
Other income (loss)	19	1
Total revenues	345	245
Expenses
Loss and loss adjustment expenses (benefit)	40	(1)
Interest expense	22	23
Amortization of deferred acquisition costs	5	6
Employee compensation and benefit expenses	60	58
Other operating expenses	42	39
Total expenses	169	125
Income (loss) before income taxes and equity in earnings (losses) of investees	176	120
Equity in earnings (losses) of investees	53	24
Income (loss) before income taxes	229	144
Less: Provision (benefit) for income taxes	44	31
Net income (loss)	185	113
Less: Noncontrolling interests	9	4
Net income (loss) attributable to Assured Guaranty Ltd.	$176	$109

Earnings per share:
Basic	$3.49	$1.94
Diluted	$3.44	$1.89

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$185	$113
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $6 and $(5)	52	(29)
Investments with credit impairment, net of tax provision (benefit) of $5 and $0	21	1
Change in net unrealized gains (losses) on investments	73	(28)
Change in instrument-specific credit risk on financial guaranty variable interest entities’ liabilities with recourse, net of tax provision (benefit)	(1)	(1)
Other, net of tax provision (benefit)	(1)	1
Other comprehensive income (loss)	71	(28)
Comprehensive income (loss)	256	85
Less: Comprehensive income (loss) attributable to noncontrolling interests	9	4
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$247	$81

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Three Months Ended March 31, 2025

		Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of December 31, 2024	50,505,320	$1	$5,878	$(385)	$1	$5,495	$58	$5,553
Net income	—	—	176	—	—	176	9	185
Dividends ($0.34 per share)	—	—	(18)	—	—	(18)	—	(18)
Common shares repurchases	(1,335,228)	(1)	(119)	—	—	(120)	—	(120)
Share-based compensation	383,346	—	(14)	—	—	(14)	—	(14)
Other comprehensive income	—	—	—	71	—	71	—	71
As of March 31, 2025	49,553,438	$—	$5,903	$(314)	$1	$5,590	$67	$5,657

For the Three Months Ended March 31, 2024

		Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of December 31, 2023	56,217,305	$1	$6,070	$(359)	$1	$5,713	$52	$5,765
Net income	—	—	109	—	—	109	4	113
Dividends ($0.31 per share)	—	—	(19)	—	—	(19)	—	(19)
Common shares repurchases	(1,539,278)	—	(131)	—	—	(131)	—	(131)
Share-based compensation	403,557	—	(15)	—	—	(15)	—	(15)
Distributions	—	—	—	—	—	—	(3)	(3)
Other comprehensive loss	—	—	—	(28)	—	(28)	—	(28)
As of March 31, 2024	55,081,584	$1	$6,014	$(387)	$1	$5,629	$53	$5,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (in millions)

	Three Months Ended March 31,
	2025	2024
Net cash flows provided by (used in) operating activities	$87	$(74)
Cash flows from investing activities:
Fixed-maturity securities, available-for-sale:
Purchases	(344)	(321)
Sales	216	359
Maturities and paydowns	188	165
Short-term investments with original maturities of over three months:
Purchases	(2)	—
Maturities and paydowns	—	4
Net sales (purchases) of short-term investments with original maturities of less than three months	67	8
Sales of fixed-maturity securities, trading	8	72
Maturities and paydowns of fixed-maturity securities, trading	3	—
Paydowns of financial guaranty variable interest entities’ assets	5	6
Purchases of and contributions to other invested assets	(13)	(56)
Sales of and return of capital from other invested assets	10	17
Other	(4)	(1)
Net cash flows provided by (used in) investing activities	134	253
Cash flows from financing activities:
Dividends paid	(19)	(19)
Repurchases of common shares	(120)	(129)
Net paydowns of financial guaranty variable interest entities’ liabilities	(4)	(148)
Payments related to tax withholding for share-based compensation	(28)	(29)
Other	1	1
Distributions to noncontrolling interests from consolidated investment vehicles	—	(3)
Net cash flows provided by (used in) financing activities	(170)	(327)
Effect of foreign exchange rate changes	3	(1)
Increase (decrease) in cash and cash equivalents and restricted cash	54	(149)
Cash and cash equivalents and restricted cash at beginning of period	128	286
Cash and cash equivalents and restricted cash at end of period	$182	$137

(continued on next page)

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited) - (Continued)

 (in millions)

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information
Income taxes paid (received)	$(3)	$—
Interest paid on long-term debt	21	22

Supplemental disclosure of non-cash activities:
Receipt of fixed-maturity securities, available-for-sale	$5	$—
Distributions from equity method investments	—	7

	As of
	March 31, 2025	March 31, 2024
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash	$177	$115
Cash and cash equivalents of consolidated investment vehicles (See Note 8)	1	22
Restricted cash (included in other assets)	4	—
Cash and cash equivalents and restricted cash at the end of period	$182	$137

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

Insurance

Through its insurance subsidiaries, the Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal or interest payment (collectively, debt service), the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom (U.K.), and also guarantees obligations issued in other countries and regions, including Western Europe. The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form. The Company’s principal insurance subsidiaries are:

•Assured Guaranty Inc. (AG), domiciled in Maryland and formerly known as Assured Guaranty Corp., and its insurance subsidiaries:
•Assured Guaranty UK Limited, organized in the U.K.;
•Assured Guaranty (Europe) SA, organized in France;
•Assured Guaranty Re Ltd. (AG Re), domiciled in Bermuda, and its insurance subsidiary:
•Assured Guaranty Re Overseas Ltd. (AGRO), domiciled in Bermuda.

The Company designated certain assets and liabilities supporting the Insurance segment as held for sale in the first quarter of 2023. The held for sale assets and liabilities were $28 million (reported in “other assets”) and $3 million (reported in “other liabilities”), respectively, as of March 31, 2025.

Asset Management

The Company participates in the asset management business through its approximately 30% ownership interest in Sound Point Capital Management, LP (Sound Point, LP) and certain of its investment management affiliates (together with Sound Point, LP, Sound Point).

In addition, in accordance with the terms of a letter agreement (Letter Agreement), effective July 1, 2023, AG (i) engaged Sound Point as its sole alternative credit manager, and (ii) transitioned to Sound Point the management of certain existing alternative investments and related commitments. The Letter Agreement also provides that, within the first two years of Sound Point’s engagement, AG, including through its investment subsidiary AG Asset Strategies LLC (AGAS), would, subject to regulatory approval, cure terms and other terms of the Letter Agreement, make new investments in funds, other vehicles and separately managed accounts managed by Sound Point which, when aggregated with the alternative investments and commitments transitioned from the Company and any reinvestments (collectively, Sound Point Investments), and investments made by other Assured Guaranty affiliates, will total $1 billion. The Letter Agreement contemplates a long-term investment partnership between Sound Point and Assured Guaranty, whereby AG has agreed to reinvest all returns of capital from Sound Point Investments for a period of 15 years, until July 1, 2038. Similarly, the Letter Agreement provides that AG will reinvest all gains and dividends from Sound Point Investments for the first two years of Sound Point’s engagement, and reinvest half of all such gains and dividends thereafter until July 1, 2033. On July 1, 2028, AG may choose to reduce the amounts invested or required to be reinvested in certain Sound Point Investments under the Letter Agreement, subject to adjustment of Assured Guaranty’s portion of its ownership interest in Sound Point. To the extent not required to be reinvested by the Letter Agreement, all proceeds from Sound Point Investments received in accordance with their operative investment documents can be distributed to AG. See Note 7, Investments.

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

These unaudited interim condensed consolidated financial statements are as of March 31, 2025 and cover the three-month period ended March 31, 2025 (first quarter 2025) and the three-month period ended March 31, 2024 (first quarter 2024). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current period’s presentation.

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission.

Recent Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require enhanced annual disclosures regarding the rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The Company will apply the amendments in this ASU prospectively to all annual periods beginning after December 15, 2024. The adoption of this ASU will affect certain of the Company’s income tax disclosures.

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

2.    Segment Information

The Company reports its results of operations in two segments: Insurance and Asset Management. The Company separately reports the results of its Corporate division and the effects of consolidating FG VIEs and CIVs. This presentation is consistent with the manner in which the Chief Executive Officer and President, the chief operating decision maker (CODM), reviews the business to assess performance and allocate resources. The CODM predominantly uses adjusted operating income

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
to allocate resources for each segment in the annual budget and forecasting process and to assess the performance for each segment.

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
•Elimination of non-credit impairment-related fair value gains (losses) on credit derivatives that are recognized in net income, which is the amount of unrealized fair value gains (losses) in excess of the present value of the expected estimated economic credit losses.
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

In addition to the adjustments listed above, segment adjusted operating income (loss) differs from GAAP in other respects. The Insurance segment includes: (i) premiums and losses from the financial guaranty insurance policies issued by AG that guarantees the FG VIEs’ debt; and (ii) the insurance subsidiaries’ share of earnings from all their investments in funds managed by Sound Point in “equity in earnings (losses) of investees.” Under GAAP, (i) FG VIEs are consolidated by AG and the premiums and losses/recoveries associated with the financial guaranty policies in respect of the FG VIEs’ debt are eliminated (the reconciliation tables below present the FG VIEs and related eliminations in “other”); and (ii) certain investments in funds managed by Sound Point are, or were in prior periods, accounted for as CIVs (in the reconciliation tables below, the CIVs and related eliminations of the Insurance segment’s “equity in earnings (losses) of investees” associated with the Company’s ownership interest in CIVs are presented in “other”).

The Company does not report assets by reportable segment as the CODM does not assess performance or allocate resources based on assets.

The Insurance segment primarily consists of the adjusted operating income (loss) of the Company’s insurance subsidiaries and AGAS. The Asset Management segment primarily includes the results of the Company’s equity method ownership interest in Sound Point.

The Corporate division primarily consists of: (i) interest expense and any losses on the extinguishment of the U.S. Holding Companies’ debt; (ii) other corporate operating expenses of AGL and the U.S. Holding Companies, (iii) beginning in the third quarter of 2024, equity in earnings from certain alternative investments that were transferred from AG to AGMH as part of a stock redemption that occurred on August 5, 2024, and (iii) gains and losses associated with certain corporate development or other strategic initiatives.

The Other category in the tables below primarily includes the effect of consolidating FG VIEs, CIVs and intersegment eliminations. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following table presents information for the Company’s operating segments. Intersegment revenues include transactions between and among the segments, the Corporate division and other.

Segment Information

	First Quarter
	2025		2024
	Insurance (1)	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$237	$5	$227	$1
Intersegment revenues	2	1	2	—
Segment revenues	239	6	229	1
Segment loss and LAE (benefit)	(23)	—	4	—
Segment employee compensation and benefit expenses	52	—	48	—
Segment amortization of deferred acquisition cost	5	—	6	—
Other segment items (2)	30	4	27	—
Segment expenses	64	4	85	—
Segment equity in earnings (losses) of investees	30	13	40	1
Less: Segment provision (benefit) for income taxes	37	3	35	1
Segment adjusted operating income (loss)	$168	$12	$149	$1

Selected components of segment adjusted operating income:
Net investment income	$86	$—	$83	$—
Non-cash compensation and operating expenses (3)	18	—	17	—
_____________________
(1)    First quarter 2025 results include the gain recognized in connection with the Lehman Brothers International (Europe) (in administration) (LBIE) litigation, which represents the full satisfaction of the judgment it was awarded and its claims for attorneys’ fees, expenses and interest. See Note 6, Contracts Accounted for as Credit Derivatives, for additional information.
(2)    Other segment items include professional services expenses, maintenance, depreciation expense, lease expense, investment management expenses and certain overhead expenses.
(3)    Consists of depreciation and amortization and share-based compensation expenses.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The tables below present a reconciliation of significant components of segment information to the comparable consolidated amounts.

Reconciliation of Segment Information to Consolidated Information
First Quarter 2025

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$239	$64	$30	$37	$—	$168
Asset Management	6	4	13	3	—	12
Total segments	245	68	43	40	—	180
Corporate division	4	40	16	—	—	(20)
Other	16	(2)	(6)	1	9	2
Subtotal	265	106	53	41	9	162
Reconciling items:
Realized gains (losses) on investments	(16)	—	—	—	—	(16)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	61	63	—	—	—	(2)
Fair value gains (losses) on CCS	2	—	—	—	—	2
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	33	—	—	—	—	33
Tax effect	—	—	—	3	—	(3)
Consolidated	$345	$169	$53	$44	$9	$176

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
First Quarter 2024

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$229	$85	$40	$35	$—	$149
Asset Management	1	—	1	1	—	1
Total segments	230	85	41	36	—	150
Corporate division	5	47	—	(5)	—	(37)
Other	16	(5)	(17)	—	4	—
Subtotal	251	127	24	31	4	113
Reconciling items:
Realized gains (losses) on investments	8	—	—	—	—	8
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	8	(2)	—	—	—	10
Fair value gains (losses) on CCS	(10)	—	—	—	—	(10)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(12)	—	—	—	—	(12)
Tax effect	—	—	—	—	—	—
Consolidated	$245	$125	$24	$31	$4	$109

3.    Outstanding Exposure

The Company sells credit protection primarily in financial guaranty insurance form. The Company may also sell credit protection in other forms of insurance or by issuing policies that guarantee payment obligations under credit default swaps (CDS). The Company’s guaranties of CDS are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for its financial guaranty insurance contracts.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The Company also provides specialty insurance and reinsurance, and other types of financial guaranties, that are consistent with its risk profile and benefit from its underwriting experience.

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

For purposes of classifying BIG exposures into one of the three BIG categories, the Company calculates the present value of projected claim payments and recoveries using the pre-tax book yield of the investment portfolio as the applicable discount rate.

As discussed in Note 4, Expected Loss to be Paid (Recovered), for financial statement measurement purposes, the Company uses risk-free rates (as determined each quarter) for discounting, rather than the pre-tax book yield of the investment portfolio, to calculate the expected losses to be paid. Expected losses to be paid (recovered) are based on probability weighted scenarios and serve as the basis for the loss reserves reported in accordance with U.S. GAAP.

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

The Company has, from time to time, purchased securities that it has insured, and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). Amounts attributable to Loss Mitigation Securities are excluded from par and debt service outstanding, and are instead reported as Loss Mitigation Securities in the investment portfolio. The Company manages such securities as investments and not insurance exposure. As of both March 31, 2025 and December 31, 2024, the Company excluded net par outstanding of $1.2 billion attributable to Loss Mitigation Securities.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio
Debt Service and Par Outstanding

	As of March 31, 2025		As of December 31, 2024
	Gross	Net	Gross	Net
	(in millions)
Debt Service
Public finance	$407,005	$406,933	$403,789	$403,718
Structured finance	12,629	12,203	12,674	12,248
Total financial guaranty	$419,634	$419,136	$416,463	$415,966

Par Outstanding
Public finance	$252,586	$252,531	$250,429	$250,375
Structured finance	11,486	11,060	11,603	11,177
Total financial guaranty	$264,072	$263,591	$262,032	$261,552

In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $956 million of public finance gross par and $1.6 billion of structured finance gross par as of March 31, 2025. These commitments are contingent on the satisfaction of all conditions set forth in the guaranties and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio by Internal Rating
As of March 31, 2025

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S.		Structured Finance Non-U.S.		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$24	—%	$2,050	4.1%	$503	6.0%	$487	18.1%	$3,064	1.2%
AA	17,579	8.7	2,906	5.8	5,242	62.6	62	2.3	25,789	9.8
A	113,268	56.0	12,226	24.4	1,019	12.2	2,060	76.7	128,573	48.8
BBB	69,500	34.3	26,317	52.5	728	8.7	78	2.9	96,623	36.6
BIG	2,046	1.0	6,615	13.2	881	10.5	—	—	9,542	3.6
Total net par outstanding	$202,417	100.0%	$50,114	100.0%	$8,373	100.0%	$2,687	100.0%	$263,591	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2024

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S.		Structured Finance Non-U.S.		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$25	—%	$2,074	4.2%	$512	6.1%	$470	17.3%	$3,081	1.2%
AA	17,664	8.8	2,854	5.8	5,386	63.7	58	2.1	25,962	9.9
A	111,502	55.5	13,046	26.5	952	11.3	2,117	77.7	127,617	48.8
BBB	69,096	34.3	24,828	50.5	707	8.3	79	2.9	94,710	36.2
BIG	2,888	1.4	6,398	13.0	896	10.6	—	—	10,182	3.9
Total net par outstanding	$201,175	100.0%	$49,200	100.0%	$8,453	100.0%	$2,724	100.0%	$261,552	100.0%

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of March 31, 2025

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$904	$511	$631	$2,046	$202,417
Non-U.S. public finance	6,076	539	—	6,615	50,114
Public finance	6,980	1,050	631	8,661	252,531
Structured finance:
U.S. RMBS	99	29	677	805	1,474
Other structured finance	—	20	56	76	9,586
Structured finance	99	49	733	881	11,060
Total	$7,079	$1,099	$1,364	$9,542	$263,591

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2024

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,119	$137	$632	$2,888	$201,175
Non-U.S. public finance	5,879	519	—	6,398	49,200
Public finance	7,998	656	632	9,286	250,375
Structured finance:
U.S. RMBS	104	29	686	819	1,507
Other structured finance	—	21	56	77	9,670
Structured finance	104	50	742	896	11,177
Total	$8,102	$706	$1,374	$10,182	$261,552

Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of March 31, 2025

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in millions)
BIG 1	$7,052	$27	$7,079	91	3	94
BIG 2	1,095	4	1,099	13	1	14
BIG 3	1,364	—	1,364	96	3	99
Total BIG	$9,511	$31	$9,542	200	7	207

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
_____________________
(1)    Includes FG VIEs.
(2)    A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments

Specialty Business

The Company also guarantees specialty business with risk profiles similar to those of its structured finance exposures written in financial guaranty form.

Specialty Business

	As of March 31, 2025		As of December 31, 2024
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in millions)
Diversified real estate (1)	$2,004	$2,004	$2,004	$2,004
Insurance reserve financings and securitizations	1,495	1,169	1,449	1,126
Pooled corporate obligations	836	836	868	868
Aircraft residual value insurance	147	87	147	87
____________________
(1)    Excess-of-loss guaranty of a minimum amount of billed rent on a diversified portfolio of real estate properties with an internal rating of AAA that matures in 2044. This guaranty is accounted for in accordance with Accounting Standards Codification (ASC) 460, Guarantees.

All exposures in the table above are rated investment-grade, except for aircraft residual value insurance gross and net exposure of $5 million as of both March 31, 2025 and December 31, 2024.

In addition to the amounts shown in the table above, as of March 31, 2025, the Company had outstanding aggregate gross and net aircraft residual value insurance commitments of $90 million and $51 million, respectively. These commitments are contingent on the satisfaction of specified conditions and may expire unused or be cancelled at the request of the respective counterparty. Therefore, the total commitment amount does not necessarily reflect actual future covered amounts.

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

Changes over a reporting period in the Company’s loss estimates for public finance obligations supported by specified revenue streams, such as revenue bonds issued by toll road authorities, municipal and regulated utilities, airport authorities or healthcare systems, generally will be influenced by factors impacting their revenue levels, such as changes in demand; changing demographics; and other economic and regulatory factors, especially if the obligations do not benefit from financial support from other tax revenues or governmental authorities. Changes over a reporting period in the Company’s loss estimates for its tax-supported and general obligation public finance transactions generally will be influenced by factors impacting the public issuer’s ability and willingness to pay, such as changes in the economy and population of the relevant area; changes in the issuer’s ability or willingness to raise taxes, decrease spending or receive federal assistance; new legislation; rating agency actions that affect the issuer’s ability to refinance maturing obligations or issue new debt at a reasonable cost; changes in the priority or amount of pensions and other obligations owed to workers; developments in restructuring or settlement negotiations; and other political and economic factors. Changes in loss estimates may also be affected by the Company’s loss mitigation efforts and other variables.

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

In some instances, the terms of the Company’s policy or the terms of certain workout orders and resolutions give the Company the option to pay principal losses that have been recognized in the transaction but which it is not yet required to pay, thereby reducing the amount of guaranteed interest due in the future. The Company has sometimes exercised this option, which results in an acceleration of cash outflows but reduces overall losses paid.

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

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		First Quarter
Accounting Model	March 31, 2025	December 31, 2024	2025	2024
	(in millions)
Insurance (see Note 5)	$133	$90	$48	$(7)
FG VIEs (see Note 8)	17	16	—	—
Credit derivatives (see Note 6)	—	—	(63)	—
Total	$150	$106	$(15)	$(7)

The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts, which are accounted for under one of the following accounting models: insurance, derivative or FG VIE. The Company used risk-free rates that ranged from 1.99% to 5.41% with a weighted average of 4.18% as of March 31, 2025 and 1.98% to 5.22% with a weighted average of 4.38% as of December 31, 2024.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Expected Loss to be Paid (Recovered)
Roll Forward

	First Quarter
	2025	2024
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$106	$505
Economic loss development (benefit) due to:
Accretion of discount	1	5
Changes in discount rates	5	(3)
Changes in timing and assumptions	(21)	(9)
Total economic loss development (benefit) (1)	(15)	(7)
Net (paid) recovered losses (1)	59	(65)
Net expected loss to be paid (recovered), end of period	$150	$433
____________________
(1)    First quarter 2025 amounts include recoveries recognized in connection with the resolution of the LBIE litigation. See Note 6, Contracts Accounted for as Credit Derivatives, for additional information.

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	First Quarter 2025
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2024	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2025
	(in millions)
Public finance:
U.S. public finance	$18	$29	$(12)	$35
Non-U.S. public finance	98	24	—	122
Public finance	116	53	(12)	157
Structured finance:
U.S. RMBS	(43)	(3)	9	(37)
Other structured finance (1)	33	(65)	62	30
Structured finance	(10)	(68)	71	(7)
Total	$106	$(15)	$59	$150
____________________
(1)    First quarter 2025 amounts include recoveries recognized in connection with the resolution of the LBIE litigation. See Note 6, Contracts Accounted for as Credit Derivatives, for additional information.

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

The tables above include (i) net LAE paid (recovered) of $(61) million and $7 million for first quarter 2025 and first quarter 2024, respectively, and (ii) net expected LAE to be paid of $12 million as of March 31, 2025 and $11 million as of December 31, 2024, respectively.

Public Finance

The largest components of the public finance net expected losses to be paid (recovered) relate to certain healthcare and U.K. regulated utilities exposures. The total net expected loss to be paid for U.S. public finance exposures is net of expected recoveries of $260 million and $262 million as of March 31, 2025 and December 31, 2024, respectively, for certain claims that have already been paid. In first quarter 2025, the economic loss development for public finance transactions was primarily attributable to higher expected losses for Puerto Rico Electric Power Authority (PREPA) and U.K. regulated utilities exposures.

U.K. Regulated Utilities and European Renewable Energy

In 2024, the Company internally downgraded to BIG certain U.K. regulated utilities and European renewable energy transactions that are experiencing operational strain, high financing costs and/or other capital constraints.

Healthcare

Certain BIG healthcare exposures are experiencing rising labor costs due to competition for labor and shortages in certain markets. Additionally, inflation has increased the cost of medical supplies, medical equipment and pharmacy products, while U.S. hospitals with large Medicaid and Medicare payor mixes have not seen reimbursement levels keep pace with rising costs. The combined revenue and expense challenges have led to cash flow and liquidity stress in certain transactions. In addition, certain credits are struggling to make necessary capital expenditures and improvements to facilities.

Puerto Rico

All of the Company’s exposure to the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and its various authorities and public corporations is rated BIG. The Company’s Puerto Rico net par and net debt service outstanding as of March 31, 2025 were $637 million and $744 million, respectively, compared with net par and net debt service outstanding as of December 31, 2024 of $637 million and $756 million, respectively.

Defaulting Puerto Rico Exposure

As of March 31, 2025, the Company’s only unresolved outstanding insured Puerto Rico exposure subject to a payment default was PREPA. As of March 31, 2025, the Company’s PREPA net par and debt service outstanding were $532 million and

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
$619 million, respectively. As of December 31, 2024, the Company’s PREPA net par and debt service outstanding were $532 million and $629 million, respectively. The PREPA bonds are secured by a lien on the net revenues of the electric system. The default of PREPA’s obligations has been the subject of restructuring negotiations, mediation and litigation since 2014.

Puerto Rico Litigation

Currently, there are numerous legal actions relating to defaults by PREPA on debt service payments and related matters and the Company is a party to a number of them. The Company has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to the remaining Puerto Rico obligations it still insures. In addition, the Commonwealth, the Financial Oversight and Management Board (FOMB) established under the Puerto Rico
Oversight, Management, and Economic Stability Act (PROMESA) and others have taken legal action naming the Company as a party.

Certain legal actions involving the Company and relating to defaults by the Commonwealth and its authorities and public corporations were resolved in 2022. The remaining proceedings relate to PREPA’s default, including recently active proceedings and a number of proceedings that remain stayed pending the United States District Court for the District of Puerto Rico’s (Federal District Court of Puerto Rico) determination on the FOMB PREPA Plan, as described below in PREPA – Current Proceedings, Plan of Adjustment and Disclosure Statement.

PREPA – Current Proceedings

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

On June 26, 2023, the Federal District Court of Puerto Rico issued an opinion and order estimating the unsecured net revenue claim to be $2.4 billion as of July 3, 2017. Subject to their appeal of the Federal District Court of Puerto Rico’s ruling on the scope of lien, PREPA bondholders had sought an unsecured net revenue claim of approximately $8.5 billion.

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

Plan of Adjustment and Disclosure Statement. The FOMB filed an initial plan of adjustment and disclosure statement for PREPA with the Federal District Court of Puerto Rico on December 16, 2022. On November 17, 2023, the Federal District Court of Puerto Rico approved a supplemental disclosure statement (Supplemental Disclosure Statement) relating to the PREPA plan of adjustment filed by the FOMB (as amended or modified from time to time). On February 16, 2024, the FOMB filed with the Federal District Court of Puerto Rico the Modified Fourth Amended Title III Plan of Adjustment (FOMB PREPA Plan). The Supplemental Disclosure Statement and the FOMB PREPA Plan are based on the PREPA fiscal plan certified by the FOMB on June 23, 2023. The confirmation hearing for the FOMB PREPA Plan occurred in March 2024. At the end of the hearing, the Federal District Court of Puerto Rico stated that it was taking the confirmation of the FOMB PREPA Plan under advisement.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
In light of the decision by the First Circuit described above in Lien Challenge Adversary Proceeding and Appeal, in March 2025, the Federal District Court of Puerto Rico ordered the parties to propose an agreed proposal or competing proposals for a litigation schedule for resolving certain key issues related to PREPA bondholders’ claims prior to a further FOMB PREPA Plan confirmation hearing. On March 13, 2025, the parties submitted competing proposals. At an Omnibus Hearing held on March 19, 2025, the Federal District Court of Puerto Rico indicated that it would allow the bondholders, including AG, to litigate an administrative expense claim based on PREPA’s post-petition use of the bondholders’ collateral and that the parties could revisit the possibility of litigating other key issues at a later time. On March 28, 2025, the FOMB filed its Fifth Amended Title III Plan of Adjustment and related Disclosure Statement for informational purposes of the parties, as directed by the Federal District Court of Puerto Rico at the March 19, 2025 Omnibus Hearing.

PREPA Mediation and Stayed Proceedings

On July 10, 2024, the Federal District Court of Puerto Rico ordered the FOMB and bondholders to resume mediation and instituted a 60-day stay of all PREPA litigation. The Federal District Court of Puerto Rico most recently extended the PREPA litigation stay through March 24, 2025 and the term of mediation through October 31, 2025. Following the Omnibus Hearing held on March 19, 2025, the Federal District Court of Puerto Rico partially lifted the PREPA litigation stay, and indicated that the PREPA litigation stay otherwise remains in place for the time being.

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

•    AG motion to intervene in a lawsuit by the retirement system for PREPA employees against, among others, the FOMB, PREPA, the Commonwealth, and the trustee for PREPA bondholders seeking, among other things, declarations that there is no valid lien securing the PREPA bonds other than on amounts in the sinking funds, and order subordinating the PREPA bondholders’ lien and claim to the PREPA employees’ claims.

Non-Defaulting Puerto Rico Exposure

As of both March 31, 2025 and December 31, 2024, the Company had approximately $92 million of remaining non-defaulting Puerto Rico net par outstanding related primarily to the Puerto Rico Municipal Finance Agency (MFA). The MFA exposures are secured by a lien on local tax revenues and remain current on debt service payments.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Expected losses are also a function of the structure of the transaction, the interest rate environment and other factors.

Net Economic Loss Development (Benefit)
U.S. RMBS

	First Quarter
	2025	2024
	(in millions)
First lien U.S. RMBS	$2	$(1)
Second lien U.S. RMBS	(5)	(2)
Total U.S. RMBS economic loss development (benefit)	$(3)	$(3)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
First Lien U.S. RMBS Loss Projections: Alt-A, Prime, Option ARM and Subprime

The majority of projected losses in first lien U.S. RMBS transactions are expected to come from non-performing mortgage loans (those that are or have recently been two or more payments behind, have been modified, are in foreclosure or have been foreclosed upon). Collateral losses are projected to be offset by recoveries on deferred principal balances.

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

Key Assumptions in Base Scenario Expected Loss Estimates
First Lien U.S. RMBS

	As of March 31, 2025				As of December 31, 2024
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	0.0%	-	8.6%	3.3%	0.0%	-	8.8%	3.4%
Final CDR	0.0%	-	0.4%	0.2%	0.0%	-	0.4%	0.2%
Initial loss severity	40.0%	-	50.0%	43.1%	40.0%	-	50.0%	43.1%
Future recovery for deferred principal balances	50%				50%
Liquidation rates (1)	20%	-	50%		20%	-	50%
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

The Company establishes its scenarios by increasing and decreasing the periods and levels of stress from those used in the base scenario. In the Company’s most stressful scenario where 20% of deferred principal balances are assumed to be recovered, loss severities experience stress for nine years and the initial ramp-down of the CDR was assumed to occur over 16 months, expected loss to be paid would increase from current projections by approximately $32 million for all first lien U.S. RMBS transactions. In the Company’s least stressful scenario where 80% of deferred principal balances are assumed to be recovered, the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over eight months), expected loss to be paid would decrease from current projections by approximately $29 million for all first lien U.S. RMBS transactions.

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

Key Assumptions in Base Scenario Expected Loss Estimates
HELOCs

	As of March 31, 2025				As of	As of December 31, 2024
	Range			Weighted Average		Range			Weighted Average
Plateau CDR	0.0%	–	6.5%	2.2%		0.0%	–	5.6%	2.2%
Final CDR	0.0%	–	0.3%	0.1%		0.0%	–	0.3%	0.1%
Liquidation rates (1)	20%	–	55%			20%	–	55%
Loss severity on future defaults	98%					98%
Projected future recoveries on previously charged-off loans	50%					50%
____________________
(1)    The liquidation rates range from current but recently delinquent loans to foreclosed loans.

The Company modeled scenarios with a longer period of elevated defaults and others with a shorter period of elevated defaults as well as various levels of assumed recoveries. In the Company’s most stressful scenario, assuming 20% recoveries on charged-off loans, increasing the CDR plateau to 42 months, increasing the ramp-down by four months to 16 months (for a total stress period of 58 months) and using the ultimate prepayment rate of 15% would decrease the expected recovery by approximately $77 million for HELOC transactions. On the other hand, in the Company’s least stressful scenario, assuming 80% recoveries on charged-off loans, reducing the CDR plateau to 30 months, decreasing the length of the CDR ramp-down to eight months (for a total stress period of 38 months) and lowering the ultimate prepayment rate to 10% would increase the expected recovery by approximately $77 million for HELOC transactions.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Premiums

Net Earned Premiums

	First Quarter
	2025	2024
	(in millions)
Financial guaranty insurance:
Scheduled net earned premiums	$76	$71
Accelerations from refundings and terminations	5	39
Accretion of discount on net premiums receivable	9	7
Financial guaranty insurance net earned premiums	90	117
Specialty net earned premiums	1	2
Net earned premiums	$91	$119

Gross Premium Receivable,
Net of Commissions Payable on Assumed Business
Roll Forward

	First Quarter
	2025	2024
	(in millions)
Beginning of year	$1,551	$1,468
Less: Specialty insurance premium receivable	1	1
Financial guaranty insurance premiums receivable	1,550	1,467
New business and supplemental premiums, net of commissions	39	63
Gross premiums received, net of commissions	(58)	(75)
Adjustments:
Changes in the expected term and debt service assumptions	(5)	(3)
Accretion of discount, net of commissions on assumed business	8	7
Foreign exchange gain (loss) on remeasurement	33	(10)
Financial guaranty insurance premium receivable	1,567	1,449
Specialty insurance premium receivable	1	1
March 31,	$1,568	$1,450

Approximately 69% of gross premiums receivable, net of commissions payable, as of both March 31, 2025 and December 31, 2024, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Insurance
Expected Future Premium Collections and Earnings

	As of March 31, 2025
		Future Net Premiums to be Earned (2)
	Future Premiums to be Collected (1)	Earnings of Deferred Premium Revenue	Accretion of Discount	Total
	(in millions)
2025 (April 1 - June 30)	$71	$76	$9	$85
2025 (July 1 - September 30)	46	75	9	84
2025 (October 1 - December 31)	42	73	9	82
Subtotal 2025	159	224	27	251
2026	130	278	34	312
2027	123	261	32	293
2028	117	248	30	278
2029	106	231	28	259
2030-2034	417	922	118	1,040
2035-2039	319	601	86	687
2040-2044	244	393	56	449
2045-2049	185	261	32	293
2050-2054	115	137	15	152
After 2054	123	109	12	121
Total	$2,038	$3,665	$470	$4,135
____________________
(1)    Net of assumed commissions payable.
(2)    Net of reinsurance.

Selected Information for Financial Guaranty Insurance Policies with Premiums Paid in Installments

	As of
	March 31, 2025	December 31, 2024
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,567	$1,550
Deferred premium revenue	1,870	1,901
Weighted-average risk-free rate used to discount premiums	2.5%	2.5%
Weighted-average period of premiums receivable (in years)	12.2	12.3

Insurance Contracts’ Losses Reported in the Consolidated Financial Statements

Loss reserves and salvage and subrogation recoverable are discounted at risk-free rates for financial guaranty insurance obligations that ranged from 1.99% to 5.41% with a weighted average of 4.19% as of March 31, 2025 and 1.98% to 5.22% with a weighted average of 4.38% as of December 31, 2024.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following table provides information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance.

Net Reserve (Salvage) by Sector

	As of
Sector	March 31, 2025	December 31, 2024
	(in millions)
Public finance:
U.S. public finance	$11	$(14)
Non-U.S. public finance	11	5
Public finance	22	(9)
Structured finance:
U.S. RMBS	(146)	(151)
Other structured finance	30	33
Structured finance	(116)	(118)
Total	$(94)	$(127)

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

Reconciliation of Net Expected Loss to be Paid (Recovered) to Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of March 31, 2025
(in millions)
Net expected loss to be paid (recovered) - financial guaranty insurance	$132
Contra-paid, net	23
Salvage and subrogation recoverable, net	387
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(292)
Net expected loss to be expensed (present value)	$250

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

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of March 31, 2025
(in millions)
2025 (April 1 - June 30)	$4
2025 (July 1 - September 30)	3
2025 (October 1 - December 31)	3
Subtotal 2025	10
2026	13
2027	17
2028	18
2029	18
2030-2034	79
2035-2039	39
2040-2044	18
2045-2049	21
2050-2054	15
After 2054	2
Net expected loss to be expensed (present value)	250
Future expected accretion	6
Total expected future loss and LAE	$256

The following table presents the loss and LAE (benefit) reported in the condensed consolidated statements of operations by sector for insurance contracts.

Loss and LAE (Benefit) by Sector

	First Quarter
Sector	2025	2024
	(in millions)
Public finance:
U.S. public finance	$36	$(2)
Non-U.S. public finance	6	—
Public finance	42	(2)
Structured finance:
U.S. RMBS	—	2
Other structured finance	(2)	(1)
Structured finance	(2)	1
Loss and LAE (benefit)	$40	$(1)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of March 31, 2025

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	91	13	96	200	200
Remaining weighted-average period (in years)	18.6	12.0	5.9	16.5	16.6

Outstanding exposure:
Par	$7,058	$1,095	$1,372	$9,525	$9,511
Interest	6,443	769	400	7,612	7,610
Total (2)	$13,501	$1,864	$1,772	$17,137	$17,121

Expected cash outflows (inflows)	$4,140	$425	$1,312	$5,877	$5,868
Potential recoveries (3)	(4,306)	(304)	(1,129)	(5,739)	(5,730)
Subtotal	(166)	121	183	138	138
Discount	11	—	(17)	(6)	(6)
Expected losses to be paid (recovered)	$(155)	$121	$166	$132	$132

Deferred premium revenue	$266	$57	$113	$436	$436
Reserves (salvage)	$(241)	$68	$77	$(96)	$(95)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2024

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	98	12	97	207	207
Remaining weighted-average period (in years)	18.6	8.8	6.1	16.6	16.6

Outstanding exposure:
Par	$8,080	$702	$1,382	$10,164	$10,150
Interest	7,546	371	421	8,338	8,335
Total (2)	$15,626	$1,073	$1,803	$18,502	$18,485

Expected cash outflows (inflows)	$4,016	$342	$1,307	$5,665	$5,656
Potential recoveries (3)	(4,201)	(293)	(1,132)	(5,626)	(5,616)
Subtotal	(185)	49	175	39	40
Discount	43	29	(23)	49	49
Expected losses to be paid (recovered)	$(142)	$78	$152	$88	$89

Deferred premium revenue	$333	$49	$116	$498	$498
Reserves (salvage)	$(226)	$35	$62	$(129)	$(128)
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
maturity. In that case, the Company may be required to make a termination payment to its swap counterparty upon such termination. Absent such an event of default or termination event, the Company may not unilaterally terminate a credit derivative contract; however, the Company on occasion has mutually agreed to terminate certain CDS with related counterparties.

The components of the Company’s credit derivative net par outstanding by sector are presented in the table below. The estimated remaining weighted average life of credit derivatives was 9.1 years and 8.4 years as of March 31, 2025 and December 31, 2024, respectively.

 Credit Derivatives (1)

	As of March 31, 2025		As of December 31, 2024
Sector	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$1,021	$(12)	$1,025	$(12)
Non-U.S. public finance	1,627	(16)	2,044	(15)
U.S. structured finance	148	(2)	150	(2)
Non-U.S. structured finance	965	—	993	—
Total	$3,761	$(30)	$4,212	$(29)
____________________
(1)    See Note 4, Expected Loss to be Paid (Recovered), for expected loss to be paid on credit derivatives.

Fair Value Gains (Losses) on Credit Derivatives

	First Quarter
	2025	2024
	(in millions)
Realized gains (losses) and other settlements	$105	$(1)
Net unrealized gains (losses)	(1)	11
Fair value gains (losses) on credit derivatives	$104	$10

On November 28, 2011, LBIE sued AG Financial Products Inc. (AGFP), a subsidiary of AGL, which, in the past, had provided credit protection to counterparties under CDS. Following defaults by LBIE under transaction documents governing CDS between LBIE and AGFP, AGFP terminated the CDS in compliance with the transaction documents and properly calculated that LBIE owed AGFP approximately $25 million in connection with the termination, whereas LBIE asserted in its complaint filed in the Supreme Court of the State of New York (the Court) that AGFP owed LBIE a termination payment of approximately $1.4 billion. Following a bench trial, on March 8, 2023, the Court rendered its decision and found in favor of AGFP. Following the exhaustion of LBIE’s appeals, the Company recognized a realized gain on credit derivatives in first quarter 2025 of $103 million, which represents the full satisfaction of the judgment it was awarded and its claims for attorneys’ fees, expenses and interest in connection with this litigation.

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

CDS Spread on AG (in basis points)

	As of March 31, 2025	As of December 31, 2024	As of March 31, 2024	As of December 31, 2023
Five-year CDS spread	90	75	52	66
One-year CDS spread	30	25	19	23

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AG Credit Spread

	As of
	March 31, 2025	December 31, 2024
	(in millions)
Fair value of credit derivatives before effect of AG credit spread	$(67)	$(64)
Plus: Effect of AG credit spread	37	35
Net fair value of credit derivatives	$(30)	$(29)

The fair value of CDS contracts as of March 31, 2025, before considering the benefit applicable to AG’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions, sometimes related to downgrades, compared with those at the time of underwriting for certain underlying credits with longer tenor.

7.    Investments

The largest component of the investment portfolio is fixed-maturity securities, the majority of which are investment grade and managed by outside managers. The Company has established investment guidelines for these investment managers regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector.

Investment Portfolio
Carrying Value

	As of
	March 31, 2025	December 31, 2024
	(in millions)
Fixed-maturity securities, available-for-sale	$6,415	$6,369
Fixed-maturity securities, trading	137	147
Short-term investments	1,158	1,221
Other invested assets:
Equity method investments:
Ownership interest in Sound Point	411	418
Funds and other investments	531	496
Other	18	12
Total (1)	$8,670	$8,663
____________________
(1)    In the investment portfolio, the aggregate carrying value of Sound Point managed investments was $547 million and $569 million as of March 31, 2025 and December 31, 2024, respectively, excluding the Company’s ownership interest in Sound Point of $411 million and $418 million as of March 31, 2025 and December 31, 2024, respectively, and excluding certain investments in funds that are accounted for as CIVs.

As of March 31, 2025 and December 31, 2024, 12.3% and 12.6% of available-for-sale fixed-maturity securities were either rated BIG or not rated, primarily consisting of Loss Mitigation Securities and collateralized loan obligation (CLO) equity tranches. As of March 31, 2025 and December 31, 2024, the carrying value of Loss Mitigation Securities was $497 million and $479 million, respectively. As of March 31, 2025 and December 31, 2024, the carrying value of CLO equity tranches was $240 million and $277 million, respectively. Fixed-maturity securities classified as trading securities primarily include contingent value instruments (CVIs) and are not rated.

The investment portfolio includes $892 million in alternative investments primarily consisting of (i) CLO equity securities classified as available-for-sale fixed-maturity securities, and (ii) $549 million of investments across various asset classes that are reported in other invested assets. In addition, as of March 31, 2025 and December 31, 2024, $39 million and $33 million, respectively, of the Company’s total alternative investments was invested in a Sound Point managed fund which was reported in “assets of CIVs,” “other liabilities” and “nonredeemable noncontrolling interests.” See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles. The Company’s alternative investment commitments as of March 31, 2025 include $608 million in unfunded commitments which together with its $892 million in funded commitments total $1.5 billion, including a $1 billion commitment to invest in Sound Point managed alternative investments.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Capital allocated to alternative investments was committed to several funds pursuing various strategies, including private healthcare investing, asset-based/specialty finance, CLOs, and middle market direct lending. See Note 1, Business and Basis of Presentation, for a description of the Company’s alternative investments agreement with Sound Point.

In addition to the commitments above, the Company has agreed to subscribe for liquidity bonds to be issued by a U.K. regulated utility to which it has insured exposure. As of March 31, 2025, the Company estimated that it would purchase approximately £110 million (or $142 million) in liquidity bonds under this commitment.

Accrued investment income, which is reported in “other assets,” was $67 million as of March 31, 2025 and $64 million as of December 31, 2024.

Available-for-Sale Fixed-Maturity Securities by Security Type
As of March 31, 2025

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in millions)
Obligations of state and political subdivisions	29%	$2,003	$(14)	$27	$(92)	$1,924
U.S. government and agencies	1	76	—	1	(5)	72
Corporate securities (2)	39	2,630	(7)	17	(163)	2,477
Mortgage-backed securities (3):
RMBS	10	649	(22)	5	(63)	569
Commercial mortgage-backed securities (CMBS)	3	183	—	1	(2)	182
Asset-backed securities:
CLOs	8	571	(1)	3	(31)	542
Other	9	581	(1)	2	(4)	578
Non-U.S. government securities	1	81	—	1	(11)	71
Total available-for-sale fixed-maturity securities	100%	$6,774	$(45)	$57	$(371)	$6,415

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Available-for-Sale Fixed-Maturity Securities by Security Type
As of December 31, 2024

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in millions)
Obligations of state and political subdivisions	30%	$2,032	$(14)	$25	$(103)	$1,940
U.S. government and agencies	1	72	—	1	(6)	67
Corporate securities (2)	38	2,586	(7)	9	(206)	2,382
Mortgage-backed securities (3):
RMBS	9	657	(21)	2	(71)	567
CMBS	3	189	—	—	(3)	186
Asset-backed securities:
CLOs	9	615	(1)	6	(9)	611
Other (4)	9	593	(17)	1	(30)	547
Non-U.S. government securities	1	83	—	—	(14)	69
Total available-for-sale fixed-maturity securities	100%	$6,827	$(60)	$44	$(442)	$6,369
____________________
(1)Based on amortized cost.
(2)Includes securities issued by taxable universities and hospitals.
(3)U.S. government-agency obligations were approximately 68% of mortgage-backed securities as of both March 31, 2025 and December 31, 2024, based on fair value.
(4)Includes an investment in an affiliated entity with amortized cost of $41 million and fair value of $42 million as of both March 31, 2025 and December 31, 2024.

Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of March 31, 2025

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$428	$(4)	$966	$(88)	$1,394	$(92)
U.S. government and agencies	—	—	29	(5)	29	(5)
Corporate securities	465	(8)	947	(122)	1,412	(130)
Mortgage-backed securities:
RMBS	59	(1)	121	(8)	180	(9)
CMBS	9	—	97	(2)	106	(2)
Asset-backed securities:
CLOs	243	(23)	30	—	273	(23)
Other	82	(1)	13	—	95	(1)
Non-U.S. government securities	25	(1)	20	(10)	45	(11)
Total	$1,311	$(38)	$2,223	$(235)	$3,534	$(273)
Number of securities (1)		416		1,006		1,399

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

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of March 31, 2025 and December 31, 2024 were primarily related to higher interest rates rather than credit quality. As of March 31, 2025, the Company did not intend to and was not required to sell investments in an unrealized loss position prior to expected recovery in value. As of March 31, 2025, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 371 securities had unrealized losses in excess of 10% of their carrying value, whereas as of December 31, 2024, 438 securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $202 million as of March 31, 2025 and $223 million as of December 31, 2024.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of March 31, 2025 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of March 31, 2025

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$206	$205
Due after one year through five years	1,295	1,269
Due after five years through 10 years	2,100	2,027
Due after 10 years	2,341	2,163
Mortgage-backed securities:
RMBS	649	569
CMBS	183	182
Total	$6,774	$6,415

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements or otherwise pledged or restricted totaled $82 million as of March 31, 2025 and $79 million as of December 31, 2024. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or are otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements with a fair value of $1,079 million and $1,135 million as of March 31, 2025 and December 31, 2024, respectively.

Income from Investments

The components of income derived from the investment portfolio are presented in the following tables.

Income from Investments

	First Quarter
	2025	2024
	(in millions)
Investment income:
Fixed-maturity securities, available-for-sale (1)	$74	$62
Short-term investments	13	23
Other invested assets	1	—
Investment income	88	85
Investment expenses	(1)	(1)
Net investment income	$87	$84

Fair value gains (losses) on trading securities (2)	$1	$26

Equity in earnings (losses) of investees:
Ownership interest in Sound Point	$13	$4
Funds and other investments	40	20
Equity in earnings (losses) of investees	$53	$24
____________________
(1)    Includes $7 million income on Loss Mitigation Securities for both first quarter 2025 and first quarter 2024.
(2)    Fair value gains on trading securities pertaining to securities still held as of March 31, 2024 were $22 million for first quarter 2024.

Fair Value Gains (Losses) on Trading Securities

A majority of the trading securities are Puerto Rico CVIs. In 2022, as a result of the resolution of certain defaulting Puerto Rico exposures, the Company received Puerto Rico CVIs, along with other consideration. The CVIs are intended to provide creditors with additional recoveries tied to the outperformance of the Puerto Rico 5.5% sales and use tax receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. As of March 31, 2025, the remaining CVIs had a fair value of $115 million. The Company may sell in the future any CVIs it continues to hold.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Net Realized Investment Gains (Losses)

	First Quarter
	2025	2024
	(in millions)
Gross realized gains on sales of available-for-sale securities	$3	$1
Gross realized losses on sales of available-for-sale securities	(8)	(3)
Net foreign currency gains (losses)	(1)	—
Change in the allowance for credit losses and intent to sell (1)	(10)	10
Net realized investment gains (losses)	$(16)	$8
____________________
(1)    Change in the allowance for credit losses for all periods was primarily related to Loss Mitigation Securities.

The following table presents the roll forward of the allowance for the credit losses on available-for-sale fixed-maturity securities.

Roll Forward of Allowance for Credit Losses
for Available-for-Sale Fixed-Maturity Securities

	First Quarter
	2025	2024
	(in millions)
Balance, beginning of period	$60	$77
Additions for securities for which credit losses were not previously recognized	1	—
Additions (reductions) for securities for which credit losses were previously recognized	9	(10)
Write-offs charged against the allowance	(25)	—
Balance, end of period	$45	$67

The Company did not purchase any securities with credit deterioration during the periods presented. Most of the Company’s securities with credit deterioration are Loss Mitigation Securities.

8.    Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles

FG VIEs

The insurance subsidiaries provide financial guaranties with respect to debt obligations of special purpose entities, including VIEs, but do not act as the servicer or collateral manager for any guaranteed VIE obligations. The transaction structure generally provides certain financial protections to the insurance subsidiaries. This financial protection can take several forms, the most common of which are overcollateralization, first loss protection (or subordination) and excess spread. In the case of overcollateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the insurance subsidiaries. In the case of first loss, the insurance subsidiaries’ financial guaranty insurance policy only covers a senior layer of losses experienced by multiple obligations issued by the VIEs. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to VIEs generate interest income that is in excess of the interest payments on the debt issued by the VIE. Such excess spread is typically distributed through the transaction’s cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the VIE (thereby, creating additional overcollateralization), or distributed to equity or other investors in the transaction.

The insurance subsidiaries are not primarily liable for the insured debt obligations issued by structured finance FG VIEs and would only be required to make payments on those insured debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and only for the amount of the shortfall. AGL’s and its insurance

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the structured finance FG VIEs. Proceeds from sales, maturities, prepayments and interest from such underlying collateral may only be used to pay debt service on the respective FG VIEs’ liabilities.

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

The Company has elected the fair value option (FVO) for all assets and all liabilities of the structured finance FG VIEs, which are all RMBS as of both March 31, 2025 and December 31, 2024. Upon initial adoption of the accounting guidance for VIEs in 2010, the Company elected to fair value its structured finance FG VIEs’ assets and liabilities as the carrying amount transition method was not practical, and to allow for consistency in the accounting for the assets and liabilities of its consolidated FG VIEs. The change in fair value of all structured finance FG VIEs’ assets and liabilities is reported in “fair value gains (losses) on FG VIEs” in the condensed consolidated statement of operations, except for the change in fair value attributable to change in instrument-specific credit risk (ISCR) on the structured finance FG VIEs’ liabilities, which is reported in other comprehensive income (OCI). As of both March 31, 2025 and December 31, 2024, the Company consolidated 23 structured finance FG VIEs.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Selected Information for FG VIEs’ Assets and Liabilities
Measured under the FVO

	As of
	March 31, 2025	December 31, 2024
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$262	$264
FG VIEs’ liabilities with recourse	36	38
FG VIEs’ liabilities without recourse	16	16
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	27	27
Unpaid principal for FG VIEs’ liabilities with recourse (1)	189	193
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

As of March 31, 2025, the Company consolidated one CIV with assets of $119 million, consisting of $1 million of cash and $118 million of investments with Sound Point affiliated entities. As of December 31, 2024, the Company consolidated one active CIV with assets of $101 million, consisting of $2 million of cash and $99 million of investments with Sound Point affiliated entities.
Noncontrolling Interest in CIVs

Noncontrolling interest (NCI) represents the portion of the consolidated funds not owned by the Company and includes ownership interests of third parties and former employees. The NCI is nonredeemable and presented on the statement of shareholders’ equity.

Non-Consolidated VIEs

As described in Note 3, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 15 thousand policies monitored as of March 31, 2025, approximately 14 thousand policies are not within the scope of FASB ASC 810, Consolidation, because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of both March 31, 2025 and December 31, 2024, the Company identified 50 policies that contain provisions and experienced events that may trigger consolidation.

The Company holds variable interests in non-FG VIEs which are not consolidated, as the Company is not the primary beneficiary. As of March 31, 2025, the Company’s maximum exposure to losses relating to these VIEs was $766 million, which is limited to the carrying value of these assets.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing transparency for certain products changes, the Company may refine its methodologies and assumptions. During first quarter 2025, no changes were made to the Company’s valuation models that had (or are expected to have) a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Financial instruments are considered Level 3 when their values are (i) determined using pricing models, discounted cash flow methodologies or similar techniques and (ii) at least one significant model assumption or input is unobservable. Level 3 financial instruments include those for which the determination of fair value requires significant management judgment or estimation.

There were transfers of securities into Level 3 in the investment portfolio and in CIVs due to changes in observability of pricing inputs in first quarter 2024. There were no other transfers from or into Level 3 during the periods presented.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

As of March 31, 2025, the Company used models to price 175 securities. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined based on an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts; and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which could have significantly affected the fair value of the securities.

Short-Term Investments

Short-term investments that are traded in active markets are classified as Level 1 as their value is based on quoted market prices. Securities such as discount notes are classified as Level 2 because these securities are typically not actively traded. Due to their approaching maturity the cost of discount notes approximates fair value.

Other Assets

CCS

AG has entered into put agreements with eight separate custodial trusts allowing it to issue an aggregate of $400 million of non-cumulative redeemable perpetual preferred securities to the trusts in exchange for cash.

The arrangement entails eight custodial trusts (Woodbourne Capital Trust I, II, III and IV and Sutton Capital Trust I, II, III and IV), each of which issued $50 million face amount of CCS and invested the proceeds of that issuance in eligible assets that enable the trust to have the cash necessary to respond to AG’s exercise of a put option.

The put option consists of a right that AG has, pursuant to separate put agreements that AG entered into with each of the trusts, to issue to each trust $50 million of non-cumulative redeemable perpetual preferred stock, in exchange for an equivalent amount of cash (i.e., an aggregate of $400 million). When AG exercises its put option, the relevant trust must liquidate the portfolio of high-quality, liquid assets that it currently maintains and use the liquidation proceeds to purchase AG preferred stock. The put agreements have no scheduled termination date or maturity but may be terminated upon the occurrence of certain specified events. None of the events that would give rise to a termination of the put agreements have occurred.

The fair value of CCS, which is reported in “other assets” in the condensed consolidated balance sheets, represents the difference between the present value of the remaining expected put option premium payments under the put agreements, and the estimated present value of the amounts that the Company would hypothetically have to pay as of the reporting date for a comparable security. The change in fair value of the CCS is reported in “fair value gains (losses) on committed capital securities” in the condensed consolidated statements of operations. The estimated current cost of the Company’s CCS as of the reporting date is based on several factors, including AG’s CDS spreads, the Company’s publicly traded debt and an estimation of the securities’ remaining term. The CCS are classified as Level 3.

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

The fair value of the Company’s credit derivative contracts generally represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the credit derivatives contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. A credit derivative liability on protection sold is the result of contractual cash inflows on in-force transactions that are lower than what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the reporting date. Consistent with previous years, market conditions as of March 31, 2025 were such that market prices of the Company’s CDS contracts were not available.

Assumptions and Inputs

The main inputs and assumptions to the measurement of fair value for CDS contracts are the gross spread, the allocation of gross spread among the bank profit, net spread and hedge cost and the weighted average life (which is based on debt service schedules).

The primary sources of information used to determine gross spread and the fair value for CDS contracts include actual collateral credit spreads (if up-to-date and reliable market-based spreads are available), transactions priced or closed during a specific quarter within a specific asset class and specific rating and information provided by the counterparty of the credit derivative. Credit spreads may also be interpolated based upon market indices adjusted to reflect the non-standard terms of the Company’s CDS contracts, or extrapolated based upon transactions of similar asset classes, similar ratings and similar time to maturity.

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

In the Company’s valuation model, the current premium is not permitted to go below the minimum rate that the Company would charge to assume similar risks in the reporting period. This assumption can have the effect of limiting the amount of unrealized gains that are recognized on certain CDS contracts. The minimum premium had no effect on the fair value of CDS contracts as of March 31, 2025 and December 31, 2024.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

The prices of the assets and liabilities of the FG VIEs are generally determined with the assistance of an independent third party and based on a discounted cash flow approach. The third party pricing service utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security by factoring in collateral types, weighted-average lives and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithms designed to aggregate market color, received by the independent third party, on comparable bonds.

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

Assets and Liabilities of CIVs

Investments held by CIVs which are quoted on a national securities exchange are valued at their last reported sale price on the date of determination. Investments held by CIVs which are traded over-the-counter reflect third-party data and generally reflect the average of dealer offer and bid prices. The valuation methodology may include, but is not limited to: (i) performing price comparisons with similar investments; (ii) obtaining valuation-related information from issuers; (iii) calculating the present value of future cash flows; (iv) assessing other data related to the investment that may be an indication of value; (v) obtaining information provided by third parties; and/or (vi) evaluating information provided by the investment manager. Inputs may include dealer price quotations, yield curves, credit curves, forward/CDS/index spreads, prepayments rates, strike and expiry dates, volatility statistics and other factors.

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

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of March 31, 2025

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Fixed-maturity securities, available-for-sale
Obligations of state and political subdivisions	$—	$1,914	$10	$1,924
U.S. government and agencies	—	72	—	72
Corporate securities	—	2,472	5	2,477
Mortgage-backed securities:
RMBS	—	425	144	569
CMBS	—	182	—	182
Asset-backed securities	—	137	983	1,120
Non-U.S. government securities	—	71	—	71
Total fixed-maturity securities, available-for-sale	—	5,273	1,142	6,415
Fixed-maturity securities, trading	—	132	5	137
Short-term investments	1,154	4	—	1,158
Other invested assets (1)	—	—	3	3
FG VIEs’ assets	—	—	145	145
Assets of CIVs, equity securities	—	—	118	118
Other assets	68	58	8	134
Total assets carried at fair value	$1,222	$5,467	$1,421	$8,110
Liabilities:
FG VIEs’ liabilities (2)	$—	$—	$163	$163
Other liabilities	—	—	34	34
Total liabilities carried at fair value	$—	$—	$197	$197

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during first quarter 2025 and first quarter 2024.

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
First Quarter 2025

	Fixed-Maturity Securities, Available-for-Sale
	Obligations of State and Political Subdivisions	Corporate	RMBS		Asset- Backed Securities		Fixed-Maturity Securities, Trading		FG VIEs’ Assets		Assets of CIVs, Equity Securities		Other (7)
	(in millions)
Fair value as of December 31, 2024	$10	$—	$145		$1,031		$5		$147		$99		$5
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	—	3	(1)	7	(1)	—		3	(2)	19	(4)	2	(3)
Other comprehensive income (loss)	—	—	2		1		—		—		—		(1)
Purchases	—	5	—		—		—		—		—		—
Sales	—	—	—		(9)		—		—		—		—
Settlements	—	—	(6)		(47)		—		(5)		—		—
Fair value as of March 31, 2025	$10	$5	$144		$983		$5		$145		$118		$6
Change in unrealized gains (losses) related to financial instruments held as of March 31, 2025 included in:
Earnings							$(1)	(9)	$2	(2)	$19	(4)	$2	(3)
OCI	$6	$—	$(53)		$(1)								$(1)

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
First Quarter 2025

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)
	(in millions)
Fair value as of December 31, 2024	$(29)		$(164)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	104	(6)	(2)	(2)
Other comprehensive income (loss)	—		(1)
Settlements	(105)		4
Fair value as of March 31, 2025	$(30)		$(163)
Change in unrealized gains (losses) related to financial instruments held as of March 31, 2025 included in:
Earnings	$(1)	(6)	$(2)	(2)
OCI			$(1)

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
____________________
(1)Included in “net realized investment gains (losses)” and “net investment income.”
(2)Reported in “fair value gains (losses) on FG VIEs.”
(3)Reported in “fair value gains (losses) on CCS,” “net investment income” and “other income (loss).”
(4)Reported in “fair value gains (losses) on CIVs.”
(5)Represents the net position of credit derivatives. Credit derivative assets (reported in “other assets”) and credit derivative liabilities (reported in “other liabilities”) are shown as either assets or liabilities in the condensed consolidated balance sheets.
(6)Reported in “fair value gains (losses) on credit derivatives.”
(7)Includes CCS and other invested assets.
(8)Includes FG VIEs’ liabilities with recourse and FG VIEs’ liabilities without recourse.
(9)Reported in “fair value gains (losses) on trading securities.”

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
As of March 31, 2025

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$10	Yield	5.8%	-	20.0%	7.7%
Corporate	5	Yield	15.0%
RMBS	144	Conditional prepayment rate (CPR)	2.0%	-	17.0%	3.2%
		CDR	1.5%	-	18.7%	5.4%
		Loss severity	50.0%	-	125.0%	79.9%
		Yield	7.6%	-	10.9%	9.0%
Asset-backed securities:
CLOs	542	Discount margin	1.1%	-	2.9%	2.0%
		Yield	15.2%	-	23.3%	19.7%
Others	441	Yield	6.5%	-	9.9%	6.8%
Fixed-maturity securities, trading (1)	5	Yield	0.0%	-	12.1%	5.1%
FG VIEs’ assets (1)	145	CPR	2.4%	-	27.7%	5.5%
		CDR	1.3%	-	41.0%	10.6%
		Loss severity	45.0%	-	100.0%	83.3%
		Yield	7.0%	-	10.6%	9.3%
Assets of CIVs - equity securities (3)	118	Discount rate	24.9%
		Market multiple-price to book	1.10x
		Market multiple-price to earnings	6.05x
		Terminal growth rate	4.0%
		Exit multiple-price to book	1.10x
		Exit multiple-price to earnings	5.75x
Other assets (1)	4	Implied Yield	6.5%	-	7.1%	6.8%
		Term (years)	10 years
Credit derivative liabilities, net (1)	(30)	Hedge cost (in basis points) (bps)	15.4	-	36.0	20.1
		Bank profit (in bps)	62.2	-	289.9	156.8
		Internal floor (in bps)	10.0
		Internal credit rating	AAA	-	CCC	A
		Discount rates of future expected premium cash flows	3.6%	-	4.2%	4.1%
FG VIEs’ liabilities (1)	(163)	CPR	2.4%	-	27.7%	5.5%
		CDR	1.3%	-	41.0%	10.6%
		Loss severity	45.0%	-	100.0%	83.3%
		Yield	5.6%	-	10.6%	6.8%
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Quantitative Information About Level 3 Fair Value Inputs
As of December 31, 2024

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$10	Yield	5.5%	-	22.0%	7.5%
RMBS	145	CPR	1.8%	-	17.0%	2.8%
		CDR	1.8%	-	18.7%	5.4%
		Loss severity	50.0%	-	125.0%	79.9%
		Yield	7.7%	-	10.8%	9.1%
Asset-backed securities:
CLOs	611	Discount margin	0.8%	-	2.9%	1.9%
		Yield	12.5%	-	22.5%	17.9%
Others	420	Yield	6.4%	-	9.1%	6.7%
Fixed-maturity securities, trading (1)	5	Yield	19.8%	-	169.5%	163.8%
FG VIEs’ assets (1)	147	CPR	2.2%	-	25.0%	5.7%
		CDR	1.3%	-	41.0%	10.7%
		Loss severity	45.0%	-	100.0%	83.2%
		Yield	6.8%	-	10.8%	9.3%
Assets of CIVs - equity securities (3)	99	Discount rate	24.3%
		Market multiple-price to book	1.05x
		Market multiple-price to earnings	5.25x
		Terminal growth rate	4.0%
		Exit multiple-price to book	1.05x
		Exit multiple-price to earnings	5.50x
Other assets (1)	2	Implied Yield	6.5%	-	7.0%	6.8%
		Term (years)	10 years
Credit derivative liabilities, net (1)	(29)	Hedge cost (in bps)	12.8	-	30.1	16.8
		Bank profit (in bps)	73.2	-	275.9	139.3
		Internal floor (in bps)	10.0	-	85.5	29.7
		Internal credit rating	AAA	-	CCC	A
		Discount rates of future expected premium cash flows	3.9%		4.4%	4.3%
FG VIEs’ liabilities (1)	(164)	CPR	2.2%	-	25.0%	5.7%
		CDR	1.3%	-	41.0%	10.7%
		Loss severity	45.0%	-	100.0%	83.2%
		Yield	5.5%	-	10.8%	7.0%
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

The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of March 31, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Other assets (including other invested assets)	$103	$104	$115	$116
Financial guaranty insurance contracts (1)	(1,999)	(1,147)	(2,029)	(1,136)
Long-term debt	(1,700)	(1,596)	(1,699)	(1,579)
Other liabilities	(15)	(15)	(16)	(16)
____________________
(1)    Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses and salvage and subrogation and other recoverables net of reinsurance.

10.    Income Taxes

Overview

AGL is a tax resident in the U.K. although it remains a Bermuda-based company and its administrative and head office functions are carried on in Bermuda.

AGL’s subsidiaries are subject to income taxes imposed by the local tax authorities in the jurisdictions in which they operate and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the Internal Revenue Service (IRS) to be taxed as a U.S. domestic corporation.

In July of 2023, the U.K. government passed legislation to implement the Organization for Economic Co-Operation and Development’s Base Erosion and Profit Shifting Pillar Two income inclusion rule. This includes a multinational top-up tax which will apply to large multinational corporations for accounting periods beginning on or after December 31, 2023. This applies to AGL and its subsidiaries, requiring a minimum effective rate of 15% in all jurisdictions in which they operate.

On December 27, 2023, the Bermuda government enacted a corporate income tax at the rate of 15% which applies to the Bermuda Subsidiaries (collectively, AG Re, AGRO and Cedar Personnel Ltd.) for accounting periods starting on or after January 1, 2025.

AGUS files a consolidated federal income tax return with all of its U.S. subsidiaries. Assured Guaranty Overseas US Holdings Inc. and its subsidiaries, AGRO and AG Intermediary Inc., file their own consolidated federal income tax return.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Provision for Income Taxes

The Company’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due, for example, to the variability in loss reserves, fair value of its credit derivatives and VIEs and foreign exchange gains and losses which prevent the Company from projecting a reliable estimated annual effective tax rate and pre-tax income for the full year 2025. A discrete calculation of the provision is calculated for each interim period.

The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions. The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries with

•U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21%,
•French subsidiary taxed at the French marginal corporate tax rate of 25%,
•Bermuda Subsidiaries taxed at the Bermuda marginal corporate tax rate of 15% starting January 1, 2025, and 0% for 2024, unless subject to U.S. tax by election, and
•U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 25%.

For first quarter 2025, the Company’s effective tax rate was 18.9% compared to 21.4% in the prior year period. The effective tax rates are different from the expected tax provision (benefit) primarily due to a tax provision for U.S. state taxes, a tax benefit for U.S. tax-exempt interest and the exclusion of income from noncontrolling interests. In addition, the prior period included a tax provision for foreign taxes and the global minimum tax.

Audits

During first quarter 2025, the IRS audit of AGUS’s 2018 and 2019 tax years closed with no impact to previously accrued taxes. As of March 31, 2025, AGUS had open tax years with the IRS for 2021 forward and is not currently under audit. As of March 31, 2025, Assured Guaranty Overseas US Holdings Inc. had open tax years with the IRS for 2021 forward and is not currently under audit with the IRS. In December 2023, His Majesty’s Revenue & Customs (HMRC) issued an inquiry into the Company’s 2021 U.K. tax returns. As of March 31, 2025, the Company’s U.K. subsidiaries had open tax years with HMRC for 2021 forward. The Company’s French subsidiary is not currently under examination and has open tax years of 2020 forward.

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

In addition, in the ordinary course of their respective businesses, certain of AGL’s insurance subsidiaries are involved in litigation with third parties to recover insurance losses paid in prior periods or prevent or reduce losses in the future. For example, the Company is involved in a number of legal actions in the Federal District Court of Puerto Rico to enforce or defend its rights with respect to the obligations of PREPA it insures. There are two current proceedings related to PREPA, while there are a number of other unresolved proceedings related to PREPA that remain stayed pending the Federal District Court of Puerto Rico’s determination on the FOMB PREPA Plan. See Note 4, Expected Loss to be Paid (Recovered), Loss Estimation Process, Public Finance, Puerto Rico, for a description of such actions. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

The Company also receives subpoenas and interrogatories from regulators from time to time.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
12.    Shareholders’ Equity

Other Comprehensive Income

The following tables present the changes in each component of accumulated other comprehensive income (AOCI) and the effect of reclassifications out of AOCI into the respective lines in the condensed consolidated statements of operations.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
First Quarter 2025

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2024	$(235)	$(99)	$(18)	$(37)	$4	$(385)
Other comprehensive income (loss) before reclassifications	46	13	(1)	(1)	—	57
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(6)	(10)	—	—	—	(16)
Total before tax	(6)	(10)	—	—	—	(16)
Tax (provision) benefit	—	2	—	—	—	2
Total amount reclassified from AOCI, net of tax	(6)	(8)	—	—	—	(14)
Other comprehensive income (loss)	52	21	(1)	(1)	—	71
Balance, March 31, 2025	$(183)	$(78)	$(19)	$(38)	$4	$(314)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
First Quarter 2024

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2023	$(202)	$(104)	$(20)	$(38)	$5	$(359)
Other comprehensive income (loss) before reclassifications	(31)	10	(2)	1	—	(22)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(2)	10	—	—	—	8
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	(2)	10	(1)	—	—	7
Tax (provision) benefit	—	(1)	—	—	—	(1)
Total amount reclassified from AOCI, net of tax	(2)	9	(1)	—	—	6
Other comprehensive income (loss)	(29)	1	(1)	1	—	(28)
Balance, March 31, 2024	$(231)	$(103)	$(21)	$(37)	$5	$(387)

Share Repurchases

The repurchase program may be modified, extended or terminated by AGL’s Board of Directors at any time and does not have an expiration date. As of May 8, 2025, the remaining amount the Company was authorized to purchase was approximately $181 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (1) (in millions)	Average Price Paid Per Share (1)
2024 (January 1 - March 31)	1,539,278	$129	$84.07
2024 (April 1 - June 30)	1,928,328	152	78.50
2024 (July 1- September 30)	1,658,441	131	78.87
2024 (October 1- December 31)	1,054,727	90	86.11
Total 2024	6,180,774	$502	$81.28
2025 (January 1 - March 31)	1,335,228	120	89.72
2025 (April 1 - May 8)	603,103	51	84.43
Total 2025	1,938,331	$171	$88.08
____________________
(1)    Excludes commissions and excise taxes.

13.    Earnings Per Share

Computation of Earnings Per Share

	First Quarter
	2025	2024
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$176	$109
Less: Distributed and undistributed income (loss) available to nonvested shareholders	1	1
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$175	$108
Basic shares	50.0	55.6
Basic EPS	$3.49	$1.94

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$175	$108
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$175	$108
Basic shares	50.0	55.6
Dilutive securities:
Restricted stock awards	0.7	1.5
Diluted shares	50.7	57.1
Diluted EPS	$3.44	$1.89
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.1	0.1

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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially from those expressed in, or implied or projected by, the forward-looking information and statements. Among factors that could cause actual results to differ materially are:

(i) significant changes in inflation, interest rates, the world’s credit markets or segments thereof, credit spreads, foreign exchange rates, tariff regimes or general economic conditions, including the possibility of a recession or stagflation; (ii) geopolitical risk, terrorism and political violence risk, including those arising out of Russia’s invasion of Ukraine and intentional or accidental escalation between The North Atlantic Treaty Organization and Russia, conflicts in South Asia and the Middle East, confrontation over Iran’s nuclear program, the polarized political environment in the United States (U.S.), and strategic competition and tensions between the U.S. and China; (iii) cybersecurity risk and the impacts of artificial intelligence, machine learning and other technological advances, including potentially increasing the risks of malicious cyber attacks, dissemination of misinformation, and disruption of markets, including the markets in which the Company participates; (iv) the possibility of a U.S. government shutdown, payment defaults on the debt of the U.S. government or instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, and downgrades to their credit ratings; (v) developments in the world’s financial and capital markets, including stresses in the financial condition of banking institutions in the U.S. and the possibility that increasing participation of unregulated financial institutions in these markets results in losses or lower valuations of assets, reduced liquidity and credit and/or contraction of these markets, that adversely affect repayment rates of insured obligors, Assured Guaranty’s insurance loss or recovery experience, or investments of Assured Guaranty; (vi) reduction in the amount of available insurance opportunities and/or in the demand for Assured Guaranty’s insurance; (vii) the possibility that budget or pension shortfalls, difficulties in obtaining additional financing or other factors will result in credit losses or liquidity claims on obligations of state, territorial and local governments, their related authorities, public corporations and other obligors that Assured Guaranty insures or reinsures; (viii) insured losses, including losses with respect to related legal proceedings, in excess of those expected by Assured Guaranty or the failure of Assured Guaranty to realize loss recoveries that are assumed in its expected loss estimates for insurance exposures, including below-investment-grade (BIG) healthcare, United Kingdom (U.K.) regulated utilities, European renewable energy, and Puerto Rico Electric Power Authority (PREPA) exposures; (ix) the impact of Assured Guaranty satisfying its obligations under insurance policies with respect to legacy insured Puerto Rico bonds; (x) the possibility that underwriting insurance in new jurisdictions and/or covering new sectors or classes of business does not result in the benefits anticipated or subjects Assured Guaranty to negative consequences; (xi) increased competition, including from new entrants into the financial guaranty industry, nonpayment insurance and other forms of capital saving or risk syndication available to banks and insurers; (xii) the possibility that investments made by Assured Guaranty for its investment portfolio, including alternative investments, do not result in the benefits anticipated or subject Assured Guaranty to reduced liquidity at a time it requires liquidity, or to other negative or unanticipated consequences; (xiii) the possibility that Assured Guaranty’s mergers, acquisitions, divestitures and other strategic transactions, including the transactions with Sound Point Capital Management, LP (Sound Point, LP) and certain of its investment management affiliates (together with Sound Point, LP, Sound Point) and/or Assured Healthcare Partners LLC (AHP) and/or merger of Assured Guaranty Municipal Corp. (AGM) with and into Assured Guaranty Inc. (AG, formerly Assured Guaranty Corp.), do not result in the benefits anticipated and/or subject Assured Guaranty to negative consequences; (xiv) the inability to control the business, management or policies of entities in which Assured Guaranty holds a minority interest; (xv) the impact of market volatility on the fair value of Assured Guaranty’s assets and liabilities subject to mark-to-market, including certain of its investments, contracts accounted for as derivatives, its committed capital securities (CCS), and its consolidated variable interest entities (VIEs); (xvi) rating agency action, including a ratings downgrade, a change in outlook, the placement of ratings on watch for downgrade, or a change in rating criteria, at any time, of AGL or any of its insurance subsidiaries, and/or of any securities AGL or any of its subsidiaries have issued, and/or of transactions that AGL’s insurance subsidiaries have insured; (xvii) the inability of Assured Guaranty to access external sources of capital on acceptable terms; (xviii) changes in applicable laws or regulations, including insurance, bankruptcy and tax laws, including tariffs, or other governmental actions; (xix) the possibility that legal or regulatory decisions or determinations subject Assured Guaranty or obligations that it insures or reinsures to negative consequences; (xx) difficulties or delays with the execution of Assured Guaranty’s business strategy; (xxi) loss of key personnel; (xxii) changes in applicable accounting policies or practices; (xxiii) public health crises, including pandemics and endemics, and the governmental and private actions taken in response to such events; (xxiv) natural or man-made catastrophes; (xxv) the impact of climate change on Assured Guaranty’s business and regulatory actions taken related to such risk; (xxvi) other risk factors identified in AGL’s filings with the U.S. Securities and Exchange Commission (SEC); (xxvii) other risks and uncertainties that have not been identified at this time; and (xxviii) management’s response to these factors.

The foregoing important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q, as well as the risk factors included in the Company’s 2024 Annual Report on Form 10-K. The Company undertakes no obligation to update or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s reports filed with the SEC.

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

Available Information

The Company maintains a website at assuredguaranty.com. The Company makes available, free of charge, on its website (under assuredguaranty.com/sec-filings) the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company also makes available, free of charge, through its website (under assuredguaranty.com/governance) links to the Company’s Corporate Governance Guidelines, its Global Code of Ethics, AGL’s Bye-Laws and the committee charters of AGL’s Board of Directors (the Board), as well as certain of the Company's environmental and social policies and statements. In addition, the SEC maintains an Internet site (at sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

The Corporate division primarily consists of the results of holding companies that have issued public equity or debt. The Other category primarily includes the effect of consolidating FG VIEs and CIVs (FG VIE and CIV consolidation). See Item 1, Financial Statements, Note 2, Segment Information.

Economic Environment

On April 2, 2025, the U.S. government announced a “reciprocal tariff” strategy entailing extensive global tariff increases, with the objective of rectifying trade practices that contribute to large and persistent annual U.S. goods trade deficits. The announcement of global tariffs caused stock markets to drop, disrupted international trade, sent shocks through the global economy, and heightened volatility in the financial markets. The U.S. subsequently paused newly announced tariffs for most countries and suspended “reciprocal tariffs” on all countries except China. As of May 8, 2025, China faces U.S. tariffs of at least 145% as trade tensions deepen with the U.S., while the U.S. maintains a 10% universal tariff for other countries as significant uncertainty remains. U.S. tariffs can add to inflation, and the Company believes that ongoing uncertainty may increase volatility in U.S. equities and other risk assets, curb corporate capital and consumer spending and raise the risk of recession. Market volatility and the risk of recession may impact the Company in different ways. The Company believes that a recession may make it more likely that obligors whose obligations it guarantees will default. However, market volatility may also cause credit spreads to widen as investors seek security, which tends to create new business opportunities for the Company.

At the end of March 2025, the U.S. unemployment rate, seasonally adjusted, stood at 4.2% near where it started the year at 4.1%. According to the three-month period ended March 31, 2025 (first quarter 2025) advance estimate released by the U.S. Bureau of Economic Analysis, real gross domestic product (GDP) decreased at an annual rate of 0.3% in first quarter 2025, primarily reflecting an increase in imports, which are a subtraction in the calculation of GDP, and a decrease in government spending, compared to a real GDP increase of 2.4% in the fourth quarter of 2024.

According to the U.S. Bureau of Labor Statistics, the inflation rate in the U.S. before seasonal adjustment for the 12-month period ending March 2025, as measured by the Consumer Price Index for All Urban Consumers, was 2.4%, as compared to 3.5% for the 12-month period ending March 2024. According to the U.K. Office for National Statistics, the Consumer Prices Index including owner occupiers’ housing costs rose 3.4% for the 12 months through March 2025, as compared to 3.8% for the 12 months through March 2024. The Company believes that higher inflation may put pressure on the budgets of obligors whose obligations it guarantees and make defaults more likely. In addition, consumer price inflation in the U.K. increases reported net par outstanding for certain U.K. exposures with approximately $24.1 billion of net par outstanding as of March 31, 2025, and also increases projected future installment premiums on the portion of such exposure that pays at least a portion of the premium on an installment basis over the term of the exposure.

At its September 17-18, 2024 meeting, the Federal Open Market Committee (FOMC) decided to lower the federal funds rate, which was a reversal of the rate increases it had initiated in March 2022 to combat inflation. The federal funds rate is the rate at which banks lend to and borrow from each other, is the benchmark for most interest rates, and tends to influence mortgage rates. As the federal funds rate decreases, interest rates, including mortgage rates, tend to decrease. From September 2024 through December 2024, the FOMC lowered the federal funds rate from a target range of 5.25% to 5.50% to a range of 4.25% to 4.50%. At its January 28-29, 2025, March 18-19, 2025 and May 6-7, 2025 meetings, the FOMC held the federal funds at a range of 4.25% to 4.50%, stating that it seeks to achieve maximum employment and inflation at the rate of 2% over the longer run. In considering the extent and timing of additional adjustments to the target range for the federal funds rate, the FOMC has indicated it will carefully assess incoming data, the evolving outlook, and the balance of risks. These assessments will take into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international developments.

The level and direction of change of interest rates and credit spreads impact the Company in numerous ways. On the one hand, lower interest rates may increase the fair value of fixed-maturity securities currently held in the Company’s investment portfolio, encourage municipal bond issuance and positively impact the finances of some of the obligors whose payments the Company insures. On the other hand, lower interest rates may decrease the base on which the Company charges up-front premium on most new U.S. municipal bond transactions and may also decrease amounts the Company can earn on fixed-maturity securities newly acquired for its investment portfolio. Lower interest rates also are often accompanied by narrower credit spreads, which may also decrease the level of premiums the Company can charge for those products.

The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company’s largest financial guaranty insurance market, U.S. public finance. The MMD rate averaged 4.04% for the quarter ended March 2025, higher than the 3.74% average for the quarter ended December 2024 and higher than the 3.57% average for the quarter ended March 2024. Meanwhile, the difference, or credit spread, between the 30-year BBB-rated general obligation relative to the 30-year AAA MMD averaged 90 basis points (bps) for the quarter ended March 2025, which is the same as the 90 bps average for the quarter ended December 2024, and modestly narrower than the 92 bps average for the quarter ended March 2024. The Company believes that wider spreads could permit it to increase its premium rates on new business.

According to Freddie Mac, the 30-year fixed-rate mortgage rate averaged 6.65% for the week ending March 27, 2025, lower than the 30-year mortgage rate average of 6.79% from one year ago. The Company believes that restricted housing inventory continues to influence home prices where demand outpaces supply. Higher housing prices may benefit distressed residential mortgage-backed securities (RMBS) the Company insures. The National Association of Realtors reported that year-over-year existing-home sales decreased 2.4% from March 2024 to March 2025, and that the median existing-home sales price increased from March 2024 ($392,900) to March 2025 ($403,700), a 2.7% increase.

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

In certain segments of the non-U.S. infrastructure and global structured finance markets, the Company believes its financial guaranty product is competitive with other financing options. For example, certain investors may receive advantageous capital requirement treatment with the addition of the Company’s guaranty. The Company considers its involvement in both infrastructure and structured finance transactions to be beneficial because such transactions diversify both the Company’s business opportunities and its risk profile beyond U.S. public finance. The timing of new business production in the infrastructure and structured finance sectors is influenced by typically long lead times and therefore may vary from period to period.

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	First Quarter 2025	First Quarter 2024	Year Ended December 31, 2024
	(dollars in billions, except number of issues and percentages)
Par:
New municipal bonds issued	$118.6	$99.1	$495.9
Total insured	$7.3	$7.1	$41.1
Insured by Assured Guaranty	$4.7	$3.8	$24.0
Number of issues:
New municipal bonds issued	1,882	1,613	8,640
Total insured	383	318	1,680
Insured by Assured Guaranty	222	152	791
Bond insurance market penetration based on:
Par	6.2%	7.2%	8.3%
Number of issues	20.4%	19.7%	19.4%
Single A par sold	21.3%	26.6%	24.0%
Single A transactions sold	69.2%	62.5%	64.1%
$25 million and under par sold	27.2%	23.0%	23.8%
$25 million and under transactions sold	26.6%	24.1%	24.6%
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

Merger of the U.S. Insurance Subsidiaries

On August 1, 2024, the Company reorganized its U.S. corporate structure and AGM merged with and into AG, with AG as the surviving company. Upon the merger all liabilities of AGM, including insurance policies issued or assumed by AGM, became obligations of AG.

The Company believes that Assured Guaranty’s simplified organizational and capital structure following the merger will help it grow its business. The combined company, as compared with either AG or AGM before the merger, has a larger, more highly diversified insured portfolio, a larger investment portfolio and a larger capital base, creating a more efficient capital structure and greater claims-paying resources. In addition, the combined company, as compared with either AG or AGM before the merger, has larger regulatory single risk limits. Such limits are applicable to each individual financial guaranty insurer for obligations issued by a single entity and backed by a single revenue source. Since the combined company has greater statutory capital (i.e., combined policyholder’s surplus and contingency reserves), as compared to standalone AG or AGM before the merger, the dollar amounts for its single risk limits on obligations issued by a single entity and backed by a single revenue source are also greater.

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

The Company will also, where appropriate, participate in litigation to enforce or defend its rights. For example, the Company initiated a number of legal actions to enforce its rights with respect to obligations of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations. In addition, the Company successfully defended claims brought by Lehman Brothers International (Europe) (in administration) (LBIE) and prevailed in its counterclaim against LBIE; following the exhaustion of LBIE’s appeals, the Company recognized a realized gain on credit derivatives in first quarter 2025 of $103 million, which represents the full satisfaction of the judgment it was awarded and its claims for attorneys’ fees, expenses and interest in connection with this litigation. See Item 1, Financial Statements, Note 6, Contracts Accounted for as Credit Derivatives, for additional information.

The Company is, and for several years has been, working with the servicers of some of the U.S. RMBS transactions it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans to help improve the performance of the related RMBS.

The Company may also purchase attractively priced obligations, including BIG obligations, that it has insured and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The fair value of Loss Mitigation Securities as of March 31, 2025 (excluding the value of the Company’s insurance) was $497 million.

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

Asset Management

The Company participates in the asset management business through its ownership interest in Sound Point, and no longer directly manages investments for third parties. The Company’s ownership interest in Sound Point furthers its strategy of participating in a fee-based earnings stream independent of the risk-based premiums generated by its financial guaranty business. The Sound Point business was strengthened by the addition of assets under management (AUM) transitioned from the Company (excluding AUM relating to AHP). See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for a description of the Company’s participation in the asset management business through its ownership interest in Sound Point.

Alternative Investments

The Company seeks to maintain an investment portfolio that supports the requirements of its insurance subsidiaries, strategic initiatives and liquidity needs, while maximizing the income it earns from such investments. In support of that goal, the Company aims to diversify the types of investments in its portfolio. The Company expects its relationship with Sound Point to enhance its alternative investment opportunities and the return on its investments. The Company has agreed to invest an aggregate amount of $1.5 billion in alternative investments, including $1 billion in Sound Point managed investments. See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for a description of the alternative investments agreement with Sound Point.

Capital Management

The Company has developed strategies to efficiently manage capital within the Assured Guaranty group.

From 2013 through May 8, 2025, the Company has repurchased 152 million common shares for approximately $5.5 billion, representing approximately 78% of the total shares outstanding at the beginning of the repurchase program in 2013. On November 8, 2024, the AGL Board authorized the repurchase of an additional $250 million of the Company’s common shares. As of May 8, 2025, the remaining amount the Company was authorized to purchase was approximately $181 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 12, Shareholders’ Equity, for additional information about the Company’s repurchases of its common shares.

Summary of Share Repurchases

	Amount (1)	Number of Shares	Average price per share (1)
	(in millions, except per share data)
2013 - 2024	$5,362	150.27	$35.69
2025 (January 1 - March 31)	120	1.34	89.72
2025 (April 1 - May 8)	51	0.60	84.43
Cumulative repurchases since the beginning of 2013	$5,533	152.21	36.35
____________________
(1)    Excludes commissions and excise taxes.

As of March 31, 2025, the estimated accretive effect of the cumulative repurchases of common shares since the beginning of 2013 was approximately: $58.23 per share in shareholders’ equity attributable to AGL, $61.71 per share in adjusted operating shareholders’ equity and $103.42 per share in adjusted book value (ABV).

Over the last several years, the Company has received approval from its insurance regulators to redeem a portion of its insurance subsidiaries’ stock and pay extraordinary dividends from its insurance subsidiaries. Most recently, in connection with the merger of AGM with and into AG, the U.S. insurance subsidiaries distributed, in aggregate, $400 million in cash and investments to the U.S. Holding Companies. See “Merger of the U.S. Insurance Subsidiaries” above for a description of the merger of AGM with and into AG.

The Company considers the appropriate mix of debt and equity in its capital structure. The Company may in the future choose to issue new debt or redeem or purchase its existing debt. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies.”

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to the Company’s 2024 Annual Report on Form 10-K.

The primary drivers of volatility in the Company’s net income include: loss and loss adjustment expense (LAE), changes in fair value of certain alternative investments, credit derivatives, FG VIEs, CIVs, trading securities and CCS, as well as foreign exchange gains (losses), the level of refundings of insured obligations, the effects of any large transactions, settlements, commutations and loss mitigation strategies, among other factors. Changes in laws and regulations, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.

Financial Performance of Assured Guaranty

Financial Results

	First Quarter
	2025	2024
	(in millions, except per share amounts)
GAAP
Net income (loss) attributable to AGL	$176	$109
Net income (loss) attributable to AGL per diluted share	$3.44	$1.89
Weighted average diluted shares	50.7	57.1

Non-GAAP (1)
Adjusted operating income (loss)	$162	$113
Adjusted operating income per diluted share	$3.18	$1.96
Weighted average diluted shares	50.7	57.1

Components of total adjusted operating income (loss)
Insurance segment	$168	$149
Asset Management segment	12	1
Corporate division	(20)	(37)
Other (2)	2	—
Adjusted operating income (loss)	$162	$113

Insurance Segment
Gross written premiums (GWP)	$35	$61
Present value of new business production (PVP) (1)	39	63
Gross par written	5,002	3,743

	As of March 31, 2025		As of December 31, 2024
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$5,590	$112.80	$5,495	$108.80
Adjusted operating shareholders’ equity (1)	5,818	117.40	5,795	114.75
ABV (1)	8,562	172.79	8,592	170.12
Common shares outstanding (3)	49.6		50.5
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
(3)    See “— Overview — Key Business Strategies — Capital Management” above for information on common share repurchases.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended March 31,
	2025	2024
	(in millions)
Revenues:
Net earned premiums	$91	$119
Net investment income	87	84
Net realized investment gains (losses)	(16)	8
Fair value gains (losses) on credit derivatives	104	10
Fair value gains (losses) on CCS	2	(10)
Fair value gains (losses) on FG VIEs	1	(3)
Fair value gains (losses) on CIVs	19	22
Foreign exchange gains (losses) on remeasurement	37	(12)
Fair value gains (losses) on trading securities	1	26
Other income (loss)	19	1
Total revenues	345	245
Expenses:
Loss and LAE (benefit)	40	(1)
Interest expense	22	23
Amortization of deferred acquisition costs (DAC)	5	6
Employee compensation and benefit expenses	60	58
Other operating expenses	42	39
Total expenses	169	125
Income (loss) before income taxes and equity in earnings (losses) of investees	176	120
Equity in earnings (losses) of investees	53	24
Income (loss) before income taxes	229	144
Less: Provision (benefit) for income taxes	44	31
Net income (loss)	185	113
Less: Noncontrolling interests	9	4
Net income (loss) attributable to Assured Guaranty Ltd.	$176	$109

Effective tax rate	18.9%	21.4%

First Quarter 2025 Compared with First Quarter 2024

Net income attributable to AGL for first quarter 2025 was higher compared with the three-month period ended March 31, 2024 (first quarter 2024) primarily due to:

•a fair value gain on credit derivatives related to the resolution of the LBIE litigation of $103 million in first quarter 2025,
•foreign exchange gains on remeasurement of $37 million in first quarter 2025, compared with foreign exchange losses of $12 million in first quarter 2024, and
•higher equity in earnings of investees in first quarter 2025, primarily generated by the Company’s investment in Sound Point and alternative investments in healthcare and legacy alternative investments.

These increases were offset in part by:

•a loss and LAE in first quarter 2025 of $40 million, compared with a benefit of $1 million in first quarter 2024,
•lower net earned premiums in first quarter 2025, compared with first quarter 2024 due to lower refundings of financial guaranty insurance exposures,

•lower gains on trading securities, which primarily consist of contingent value instruments (CVIs) issued by Puerto Rico, in first quarter 2025, compared with first quarter 2024, and
•net realized investment losses in first quarter 2025 primarily due to a change in the allowance for credit losses for Loss Mitigation Securities and realized losses on sales of securities, compared with gains in first quarter 2024.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 25%, the French subsidiary taxed at the French marginal corporate tax rate of 25%, and Assured Guaranty Re Ltd. (AG Re) and Cedar Personnel Ltd. taxed at the Bermuda marginal corporate tax rate of 15% starting January 1, 2025 and 0% for 2024. See Item 1, Financial Statements, Note 10, Income Taxes.

The following tables present pre-tax income by jurisdiction.

Pre-tax Income (Loss) by Tax Jurisdiction

	First Quarter
	2025	2024
	(in millions)
U.S.	$194	$129
Bermuda	46	30
U.K.	(9)	(11)
France	(2)	(4)
Total	$229	$144

Adjusted Operating Income

Adjusted operating income in first quarter 2025 was $162 million, compared with $113 million in first quarter 2024. The increase was primarily due to the gain related to the resolution of the LBIE litigation and higher equity in earnings of investees from Sound Point and alternative investments in first quarter 2025, offset in part by a higher loss expense in U.S. public finance, lower premiums on financial guaranty insurance contracts and lower unrealized gains on the trading portfolio in first quarter 2025. See “— Results of Operations — Reconciliation to GAAP” for the reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

Book Value and ABV

Shareholders’ equity attributable to AGL and adjusted operating shareholders’ equity as of March 31, 2025 increased compared with December 31, 2024, primarily due to net income and unrealized gains on the investment portfolio, partially offset by share repurchases and dividends. ABV decreased primarily due to share repurchases and dividends, partially offset by adjusted operating income of $162 million and GWP of $35 million. See “— Non-GAAP Financial Measures” below for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and ABV.

On a per share basis, shareholders’ equity attributable to AGL, adjusted operating shareholders’ equity and ABV increased as of March 31, 2025 compared with December 31, 2024, due, in part, to the accretive effect of the share repurchase program. See “— Non-GAAP Financial Measures” for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders’ equity and ABV.

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

The Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no material direct exposure to Ukraine or Russia. In fact, the Company’s direct insurance exposure to eastern Europe generally is limited to approximately $207 million in net par outstanding as of March 31, 2025, comprising of the sovereign debt of Poland. The Company rates all such exposure investment grade.

Middle East Conflict

In light of events in the Middle East, the Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, for exposures to the Middle East. After review, the Company’s surveillance and treasury functions have identified no material direct exposure to such area. The Company’s direct insurance exposure to the Middle East is generally limited to approximately $87 million in net par outstanding as of March 31, 2025, comprised of funded commitments to subscription finance facilities; however, such exposure may increase to a total of approximately $130 million to the extent all unfunded commitments under the facilities are ultimately funded. The Company rates all such insurance exposure investment grade.

January 2025 Los Angeles Wildfires

In January 2025, a series of destructive wildfires affected Los Angeles, California. The Company’s surveillance function has reviewed the Company’s insurance portfolio for exposures located within Los Angeles County and currently has not identified any material impact on the ability of such exposures to pay their obligations.

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
•Fair value of certain assets and liabilities, primarily:
•Investments (primarily Loss Mitigation Securities and alternative investments)
•Assets and liabilities of FG VIEs
•Credit derivatives;
•Impairments of equity method investments and financial instruments; and
•Income tax assets and liabilities, including the recoverability of all deferred tax assets (liabilities) and in particular the Bermuda deferred tax asset recorded in 2023.

See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, of the Company’s 2024 Annual Report on Form 10-K for the Company’s significant accounting policies which includes a reference to the applicable note where further details regarding the significant estimates and assumptions are provided, as well as Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2024 Annual Report on Form 10-K for further details regarding the sensitivity analyses.

Results of Operations by Segment

The Company analyzes the operating performance of each segment using each segment’s adjusted operating income as described in Item 1, Financial Statements, Note 2, Segment Information.

Insurance Segment Results

Insurance Segment Results

	First Quarter
	2025	2024
	(in millions)
Segment revenues
Net earned premiums and credit derivative revenues	$134	$122
Net investment income	86	83
Fair value gains (losses) on trading securities	1	26
Foreign exchange gains (losses) on remeasurement	4	—
Other income (loss)	14	(2)
Total segment revenues	239	229
Segment expenses
Loss expense (benefit)	(23)	4
Amortization of DAC	5	6
Employee compensation and benefit expenses	52	48
Other operating expenses	30	27
Total segment expenses	64	85
Equity in earnings (losses) of investees	30	40
Segment adjusted operating income (loss) before income taxes	205	184
Less: Provision (benefit) for income taxes	37	35
Segment adjusted operating income (loss)	$168	$149

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

Refundings occur in the public finance market when municipalities and other public finance issuers pay down insured obligations prior to their originally scheduled maturities. Refundings tend to increase when issuers can refinance their debt obligations at lower rates than they are currently paying. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When issuers pay down insured obligations, the Company is no longer on risk for payment defaults and therefore accelerates the recognition of any remaining nonrefundable deferred premium revenue. The amortization of the Company’s outstanding book of business along with the previously high levels of refunding activity and the higher interest rate environment has led to a lower volume of refunding opportunities over the last several years.

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

Insurance Segment
Net Earned Premiums and Credit Derivative Revenues

	First Quarter
	2025	2024
	(in millions)
Net earned premiums:
Financial guaranty insurance:
Public finance
Scheduled net earned premiums (1)	$68	$65
Refundings and terminations	5	37
Total public finance	73	102
Structured finance
Scheduled net earned premiums (1)	17	14
Accelerations	—	2
Total structured finance	17	16
Specialty insurance and reinsurance	1	2
Total net earned premiums	91	120

Credit derivative revenues	43	2
Total net earned premiums and credit derivative revenues	$134	$122
____________________
(1)    Includes accretion of discount.

Net earned premiums and credit derivative revenues increased in first quarter 2025 compared with first quarter 2024 primarily due to credit derivative revenues related to the resolution of the LBIE litigation (see Item 1, Financial Statements, Note 6, Contracts Accounted for as Credit Derivatives), which were partially offset by lower financial guaranty refundings and terminations. As of March 31, 2025, $3.7 billion of net deferred premium revenue on financial guaranty insurance remained to be earned over the life of the insurance contracts.

New Business Production

Gross Written Premiums and
New Business Production

	First Quarter
	2025	2024
	(in millions)
GWP
Public finance—U.S.	$25	$44
Public finance—non-U.S.	(1)	2
Structured finance—U.S.	7	13
Structured finance—non-U.S.	4	2
Total GWP	$35	$61
PVP (1):
Public finance—U.S.	$25	$43
Public finance—non-U.S.	7	1
Structured finance—U.S.	2	15
Structured finance—non-U.S.	5	4
Total PVP	$39	$63
Gross Par Written (1):
Public finance—U.S.	$4,269	$2,909
Public finance—non-U.S.	197	—
Structured finance—U.S.	121	480
Structured finance—non-U.S.	415	354
Total gross par written	$5,002	$3,743
____________________
(1)    PVP and Gross Par Written in the table above are based on “close date,” when the transaction settles. See “— Non-GAAP Financial Measures — PVP or Present Value of New Business Production.” PVP was discounted at 5.0% in both first quarter 2025 and first quarter 2024.

GWP relates to insurance and reinsurance contracts for both financial guaranty and specialty business. Financial guaranty insurance and reinsurance GWP includes: (i) amounts collected upfront on new business written; (ii) the present value of future contractual or expected premiums on new financial guaranty business written (discounted at risk-free rates); and (iii) the effects of changes in the estimated premium or lives of certain transactions in the in-force book of business. Specialty business GWP is recorded as premiums are due. Credit derivatives are accounted for at fair value and therefore not included in GWP. PVP and gross par written include the present value of future gross revenues and exposure, respectively, associated with a financial guaranty written by the Company that, under GAAP, is accounted for under Accounting Standards Codification 460, Guarantees.

The non-GAAP financial measure, PVP, includes upfront premiums and the present value of expected future installments on new business at the time of issuance, discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, for all contracts regardless of form or accounting model. See “— Non-GAAP Financial Measures” below.

U.S. public finance GWP and PVP in first quarter 2025 were lower than GWP and PVP in first quarter 2024, primarily due to two large transportation transactions that were written in first quarter 2024. The Company’s primary par written represented 64% of the total U.S. municipal market insured par sold in first quarter 2025, compared with 53% in first quarter 2024, and the Company’s penetration of all municipal issuance was 3.9% in first quarter 2025 compared with 3.8% in first quarter 2024.

U.S. public finance GWP and PVP in the secondary market increased in first quarter 2025 compared with first quarter 2024. The Company’s par written in the secondary market represented almost 10% of U.S. public finance par written in first quarter 2025, compared with 1% in first quarter 2024.

Non-U.S. public finance GWP and PVP in first quarter 2025 included U.K. regulated utility transactions as well as a secondary market transaction for a U.K. public sector entity. Non-U.S. public finance GWP in first quarter 2025 also included a reduction in the present value of estimated future premiums from certain transactions in the legacy insured portfolio.

Structured finance GWP and PVP in first quarter 2025 were primarily attributable to subscription finance and pooled corporate transactions.

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

CVIs issued by Puerto Rico and received as part of the resolution of defaulting Puerto Rico exposures in 2022 are classified as trading with changes in fair value reported in “fair value gains (losses) on trading securities” in the condensed consolidated statements of operations. The fair value of remaining CVIs as of March 31, 2025 and December 31, 2024 was $115 million and $123 million, respectively.

Equity method investments in the Insurance segment include certain alternative investments. The income (loss) on such investments is reported in “equity in earnings (losses) of investees” and typically represents the Company’s share of earnings of its investees. As part of a stock redemption that occurred on August 5, 2024, certain alternative investments were distributed to AGMH, whose results are reported in the Corporate division.

Insurance Segment
Income from Investments

	First Quarter
	2025	2024
	(in millions)
Net investment income
Fixed-maturity securities, available-for-sale	$75	$63
Short-term investments	9	19
Intercompany loans	2	2
Other invested assets	1	—
Investment income	87	84
Investment expenses	(1)	(1)
Net investment income	$86	$83

Fair value gains (losses) on trading securities	$1	$26

Equity in earnings (losses) of investees
Collateralized loan obligations (CLOs)	$8	$20
Private healthcare investing	12	4
Asset-based/specialty finance	9	4
Middle market direct lending	1	3
Other	—	9
Equity in earnings (losses) of investees	$30	$40

Net investment income increased in first quarter 2025 compared with first quarter 2024, primarily due to investment income on CLO equity tranches. Certain CLO equity tranche investments were reclassified to the available-for-sale fixed-maturity portfolio in the fourth quarter of 2024, with interest income now reported in net investment income, and changes in fair value reported in other comprehensive income.The Company had previously held the CLO equity tranches in a Sound Point managed fund with changes in net asset value reported in “equity in earnings (losses) of investees” in the Insurance segment. This was partially offset by lower short-term investment income as a result of lower short-term interest rates and lower average short-term investment balances. The Company’s overall pre-tax book yield of available-for-sale fixed-maturity securities and short-term investments was 4.58% as of March 31, 2025 and 3.87% as of March 31, 2024.

Equity in earnings (losses) of investees decreased to $30 million in first quarter 2025 compared with $40 million in first quarter 2024, primarily due to the reclassification of certain CLO equity tranches to the available-for-sale portfolio, as described above. In addition, equity in earnings (losses) of investees in first quarter 2024 included $9 million related to certain alternative investments which AG transferred to AGMH as part of a stock redemption that occurred on August 5, 2024. See “Corporate Division” below. These decreases were partially offset by an increase in the net asset value of the AHP fund in first quarter 2025.

Other Income (Loss)

The increase in “other income (loss)” in first quarter 2025 was primarily attributable to consent and usage fees associated with the workout and purchase of bonds issued by a U.K. regulated utility to which the Company has insured exposure.

Economic Loss Development (Benefit)

The insured portfolio includes policies accounted for under several different accounting models depending on the characteristics of the contract and the Company’s control rights. For a discussion of methodologies and significant estimates for expected loss to be paid (recovered), see Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Expected Loss to be Paid (Recovered), of the Company’s 2024 Annual Report on Form 10-K. The GAAP accounting policies for measurement and recognition for each type of contract are described in the notes listed below in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s 2024 Annual Report on Form 10-K:

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

Current risk-free rates are used to discount expected losses at the end of each reporting period. Therefore, changes in such rates from period to period affect economic loss development and loss and LAE. However, the effect of changes in discount rates is not indicative of actual credit impairment or improvement. The weighted average discount rates used to discount expected losses (recoveries) were 4.18% and 4.38% as of March 31, 2025 and December 31, 2024, respectively.

The composition of economic loss development (benefit) by accounting model and by sector is presented in the tables that follow, and the drivers of economic loss development (benefit) are discussed below.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		First Quarter
Accounting Model	March 31, 2025	December 31, 2024	2025		2024
	(in millions)
Insurance	$133	$90	$48		$(7)
FG VIEs	17	16	—		—
Credit derivatives	—	—	(63)	(1)	—
Total	$150	$106	$(15)		$(7)

Net exposure rated BIG	$9,547	$10,187
___________________________________________
(1)    Includes $63 million of recoveries related to the resolution of the LBIE litigation.

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	First Quarter 2025
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2024	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2025
	(in millions)
Public finance:
U.S. public finance	$18	$29	$(12)	$35
Non-U.S. public finance	98	24	—	122
Public finance	116	53	(12)	157
Structured finance:
U.S. RMBS	(43)	(3)	9	(37)
Other structured finance	33	(65)	62	30
Structured finance	(10)	(68)	71	(7)
Total	$106	$(15)	$59	$150

	First Quarter 2024
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2023	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2024
	(in millions)
Public finance:
U.S. public finance	$398	$(3)	$(17)	$378
Non-U.S. public finance	20	—	—	20
Public finance	418	(3)	(17)	398
Structured finance:
U.S. RMBS	43	(3)	(42)	(2)
Other structured finance	44	(1)	(6)	37
Structured finance	87	(4)	(48)	35
Total	$505	$(7)	$(65)	$433
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”

Effect of changes in the risk-free rates included in economic loss development (benefit) was a loss of $5 million in first quarter 2025 and a benefit of $3 million in first quarter 2024.

First Quarter 2025 Net Economic Loss Development

Public Finance: The economic loss development of $29 million for U.S. public finance exposures was primarily attributable to PREPA. The economic loss development of $24 million for non-U.S. public finance exposures was primarily attributable to certain U.K. regulated utilities.

U.S. RMBS: The economic benefit for U.S. RMBS was $3 million and was primarily attributable to higher recoveries for charged-off second lien loans, and improved performance in certain transactions.

Other Structured Finance: The benefit attributable to other structured finance of $65 million was primarily attributable to recoveries related to the resolution of the LBIE litigation (see Item 1, Financial Statements, Note 6, Contracts Accounted for as Credit Derivatives).

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

Insurance Segment Loss Expense

The primary differences between net economic loss development and the amount reported as “loss and LAE (benefit)” in the consolidated statements of operations are that loss and LAE (benefit): (i) considers deferred premium revenue in the calculation of loss reserves for financial guaranty insurance contracts; (ii) eliminates loss and LAE related to FG VIEs; and (iii) does not include estimated losses or benefits on credit derivatives.

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

Insurance Segment
Loss Expense (Benefit)

	First Quarter
	2025	2024
	(in millions)
U.S. public finance	$36	$1
Non-U.S. public finance	6	—
Structured finance:
U.S. RMBS	—	2
Other structured finance (1)	(65)	1
Structured finance	(65)	3
Total Insurance segment loss expense (benefit)	$(23)	$4
____________________
(1)    First quarter 2025 includes $63 million of recoveries in connection with the resolution of the LBIE litigation (see Item 1, Financial Statements, Note 6, Contracts Accounted for as Credit Derivatives).

Employee Compensation and Benefit Expenses and Other Operating Expenses

The increases in employee compensation and benefit expenses and other operating expenses in first quarter 2025 compared with first quarter 2024 were primarily attributable to increased compensation and other expenses allocated to the Insurance segment.

Asset Management Segment Results

Asset Management Segment Results

	First Quarter
	2025	2024
	(in millions)
Segment revenues	$6	$1
Less: Segment expenses	4	—
Equity in earnings (losses) of investees	13	1
Segment adjusted operating income (loss) before income taxes	15	2
Less: Provision (benefit) for income taxes	3	1
Segment adjusted operating income (loss)	$12	$1

Results in the table above primarily represent (i) equity in earnings of Sound Point of $13 million in first quarter 2025 and $4 million in first quarter 2024 (Sound Point results are reported on a one quarter lag), net of the amortization of finite-lived intangible assets associated with the basis difference in Sound Point, (ii) an impairment loss of $3 million in first quarter 2024 for a smaller financial services advisory firm, and (iii) other asset management related income.

Corporate Division Results

Corporate Division Results

	First Quarter
	2025	2024
	(in millions)
Revenues	$4	$5
Expenses
Interest expense	24	25
Employee compensation and benefit expenses	8	10
Other operating expenses	8	12
Total expenses	40	47
Equity in earnings (losses) of investees	16	—
Adjusted operating income (loss) before income taxes	(20)	(42)
Less: Provision (benefit) for income taxes	—	(5)
Adjusted operating income (loss)	$(20)	$(37)

Corporate division interest expense primarily relates to debt issued by Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) (the U.S. Holding Companies), and also includes intersegment interest expense. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies, Intercompany Loans Payable” for additional information.

Corporate division employee compensation and benefits expenses and other operating expenses are an allocation of expenses based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance including the Board’s expenses, legal fees and other direct or allocated expense. The decrease in employee compensation and benefit expenses and other operating expenses in first quarter 2025 compared with first quarter 2024 was primarily attributable to lower allocated expenses.

Equity in earnings of investees in first quarter 2025 relates to certain alternative investments, which AG transferred to AGMH as part of a stock redemption that occurred on August 5, 2024. The carrying value of these transferred investments as of March 31, 2025 was $132 million.

Other (Effect of Consolidating FG VIEs and CIVs)

The effect of consolidating FG VIEs and CIVs and intersegment eliminations are presented in “other.” See Item 1, Financial Statements, Note 2, Segment Information.

As described in Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, the types of entities the Company consolidates when it is deemed to be the primary beneficiary primarily include: (i) FG VIEs; and (ii) CIVs. The Company eliminates the effects of intercompany transactions between its FG VIEs and CIVs and its insurance and asset management subsidiaries, as well as intercompany transactions between CIVs.

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

Consolidating investment vehicles in which the Company invests (as opposed to accounting for them as equity method investments) has a significant effect on assets, liabilities and cash flows, and includes: (i) the establishment of the assets and liabilities of the CIVs, and related changes in fair value; (ii) eliminating the equity method investments of the insurance subsidiaries, and related equity in earnings (losses) of investees; and (iii) establishing noncontrolling interest for amounts not owned by the Company. The economic effect of AG’s ownership interests in CIVs is presented in the Insurance segment as “equity in earnings (losses) of investees,” while the effect of CIVs is presented as separate line items (“fair value gains (losses) on consolidated investment vehicles” and “noncontrolling interest”) on a consolidated basis.

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

	First Quarter
	2025	2024
Effect on Financial Statement Line Item	(in millions)
Fair value gains (losses) on FG VIEs (1)	$1	$(3)
Fair value gains (losses) on CIVs	19	22
Equity in earnings (losses) of investees (2)	(6)	(17)
Other (3)	(2)	2
Effect on income before tax	12	4
Less: Tax provision (benefit)	1	—
Effect on net income (loss)	11	4
Less: Effect on noncontrolling interests (4)	9	4
Effect on net income (loss) attributable to AGL	$2	$—

By Type of VIE
FG VIEs	$—	$(1)
CIVs	2	1
Effect on net income (loss) attributable to AGL	$2	$—
____________________
(1)    Changes in fair value of the FG VIEs’ assets and liabilities that are attributable to factors other than (i) changes in the Company’s own credit risk on the FG VIEs’ liabilities with recourse; and (ii) unrealized gains and losses on available-for-sale fixed maturity securities.
(2)    Represents the elimination of the equity in earnings (losses) of investees for those that are accounted for as CIVs.
(3)    Includes net earned premiums, net investment income, foreign exchange gains (losses) on remeasurement, other income (loss) and loss and LAE (benefit).
(4)    Represents the proportion of income of CIVs that is not attributable to the Company’s ownership interest.

Reconciliation to GAAP

Reconciliation of Net Income (Loss) Attributable to AGL
to Adjusted Operating Income (Loss)

	First Quarter 2025		First Quarter 2024
	Total	Per Diluted Share	Total	Per Diluted Share
	(in millions, except per share amounts)
Net income (loss) attributable to AGL	$176	$3.44	$109	$1.89
Less pre-tax adjustments:
Realized gains (losses) on investments	(16)	(0.30)	8	0.14
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(2)	(0.04)	10	0.16
Fair value gains (losses) on CCS	2	0.03	(10)	(0.17)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	33	0.64	(12)	(0.20)
Total pre-tax adjustments	17	0.33	(4)	(0.07)
Less tax effect on pre-tax adjustments	(3)	(0.07)	—	—
Adjusted operating income (loss)	$162	$3.18	$113	$1.96

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $1 and $0) included in adjusted operating income	$2	$0.05	$—	$—

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	First Quarter
	2025	2024
	(in millions)
Gross realized gains on sales of available-for-sale securities	$3	$1
Gross realized losses on sales of available-for-sale securities	(8)	(3)
Net foreign currency gains (losses)	(1)	—
Change in the allowance for credit losses and intent to sell (1)	(10)	10
Net realized investment gains (losses)	$(16)	$8
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

During first quarter 2025 non-credit impairment-related unrealized fair value losses of $2 million were generated primarily due to generally wider collateral asset spreads. During first quarter 2024 non-credit impairment-related unrealized fair value gains of $10 million were generated primarily as a result of the termination of certain structured finance policies.

Fair Value Gains (Losses) on CCS

Fair value gains on CCS of $2 million in first quarter 2025 were primarily due to a widening in market credit spreads. Fair value losses on CCS of $10 million in first quarter 2024 were primarily due to a tightening in market credit spreads. Fair value gains (losses) on CCS are heavily affected by, and in part fluctuate with, changes in market credit spreads and interest rates, and other market factors and are not expected to result in an economic gain or loss.

Foreign Exchange Gain (Loss) on Remeasurement

Foreign exchange gains of $33 million in first quarter 2025 and losses of $12 million in first quarter 2024 were primarily related to remeasurement of long-dated premiums receivable, for which the Company records the present value of future installment premiums, and are mainly due to changes in the exchange rate of the pound sterling and, to a lesser extent, the euro relative to the U.S. dollar. Approximately 69% of gross premiums receivable, net of commissions payable, as of both March 31, 2025 and December 31, 2024, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro. Premiums on European infrastructure and structured finance transactions typically are paid, in whole or in part, on an installment basis, whereas premiums on U.S. public finance transactions are often paid upfront.

The following table presents the foreign exchange rates as of the balance sheet dates.

Foreign Exchange Rates
U.S. Dollar Per Foreign Currency

	As of March 31, 2025	As of December 31, 2024	As of March 31, 2024	As of December 31, 2023
Pound sterling	$1.292	$1.252	$1.262	$1.273
Euro	$1.082	$1.035	$1.079	$1.104

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

The Company’s management and AGL’s Board of Directors use non-GAAP financial measures further adjusted to remove the effect of FG VIE and CIV consolidation (which the Company refers to as its core financial measures), as well as GAAP financial measures and other factors, to evaluate the Company’s results of operations, financial condition and progress towards long-term goals. The Company uses core financial measures in its decision-making process for and in its calculation of certain components of management compensation. The financial measures that the Company uses to help determine compensation are: (i) adjusted operating income per share, further adjusted to remove the effect of FG VIE and CIV consolidation (core operating income per share); (ii) adjusted operating shareholders’ equity per share, further adjusted to remove the effect of FG VIE and CIV consolidation (core operating shareholders’ equity per share); (iii) ABV per share, further adjusted to remove the effect of FG VIE and CIV consolidation (core ABV per share); (iv) core operating return on equity, which is calculated as core operating income divided by the average of core operating shareholders’ equity at the beginning and end of the period; and (v) PVP.

The Company’s management believes that many investors, analysts and financial news reporters use adjusted operating shareholders’ equity and/or ABV, each further adjusted to remove the effect of FG VIE and CIV consolidation, as the principal financial measures for valuing AGL’s current share price or projected share price and also as the basis of their decision to recommend, buy or sell AGL’s common shares.

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

Adjusted Operating Income

The Company’s management believes that adjusted operating income is a useful measure because it clarifies the understanding of the operating results of the Company. Adjusted operating income is defined as net income (loss) attributable to AGL, as reported under GAAP, adjusted for the following:

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

2)    Elimination of non-credit impairment-related unrealized fair value gains (losses) on credit derivatives that are recognized in net income (loss) attributable to AGL, which is the amount of fair value gains (losses) in excess of the present value of the expected estimated economic credit losses. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market interest rates, the Company’s credit spreads, and other market factors and are not expected to result in an economic gain or loss.

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

Adjusted operating income per share is calculated by dividing adjusted operating income by the weighted average diluted shares. The method for calculating weighted average diluted shares is in accordance with GAAP. See “— Results of Operations — Reconciliation to GAAP” for a reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

Adjusted Operating Shareholders’ Equity and ABV

     The Company’s management believes that adjusted operating shareholders’ equity is a useful measure because it excludes the fair value adjustments on investments, credit derivatives and CCS that are not expected to result in economic gain or loss. The Company’s management uses ABV, further adjusted to remove the effect of FG VIE and CIV consolidation, to measure the intrinsic value of the Company, excluding franchise value. The Company’s management believes that ABV is a useful measure because it enables an evaluation of the Company’s in-force premiums and revenues net of expected losses.

Adjusted operating shareholders’ equity per share and ABV per share, each further adjusted for FG VIE and CIV consolidation (core operating shareholders’ equity per share and core ABV per share, respectively), are two of the key financial measures used in determining the amount of certain long-term compensation elements to management and employees and used by rating agencies and investors.

Adjusted operating shareholders’ equity is defined as shareholders’ equity attributable to AGL, as reported under GAAP, adjusted for the following:

1)    Elimination of non-credit impairment-related unrealized fair value gains (losses) on credit derivatives that are reported on the consolidated balance sheet, which is the amount of unrealized fair value gains (losses) in excess of the present value of the expected estimated economic credit losses. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

2)    Elimination of fair value gains (losses) on the Company’s CCS that are reported on the consolidated balance sheet. Such amounts are affected by changes in market interest rates, the Company’s credit spreads, price indications on the Company’s publicly traded debt and other market factors and are not expected to result in an economic gain or loss.

3)    Elimination of unrealized gains (losses) on the Company’s investments that are recorded as a component of accumulated other comprehensive income (AOCI). The AOCI component of the fair value adjustment on the investment portfolio is not deemed economic because the Company generally holds these investments to maturity and therefore would not result in an economic gain or loss.

4)     The tax effects related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

ABV is adjusted operating shareholders’ equity, as defined above, further adjusted for the following:

1)    Elimination of deferred acquisition costs, net. These amounts represent net deferred expenses that have already been paid or accrued and will be expensed in future accounting periods.

2)    Addition of the net present value of estimated net future revenue. See below.

3)    Addition of the deferred premium revenue on financial guaranty contracts in excess of expected loss to be expensed, net of reinsurance. This amount represents the present value of the expected future net earned premiums, net of the present value of expected losses to be expensed.

4)    The tax effects related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

Shares outstanding as of the end of the reporting period are used to calculate adjusted operating shareholders’ equity per share and ABV per share.

The unearned premiums and revenues included in ABV will be earned in future periods, but actual earnings may differ materially from the estimated amounts used in determining current ABV due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults and other factors.

Reconciliation of Shareholders’ Equity Attributable to AGL
to Adjusted Operating Shareholders’ Equity and ABV

	As of March 31, 2025		As of December 31, 2024
	Total	Per Share	Total	Per Share
	(dollars in millions, except share amounts)
Shareholders’ equity attributable to AGL	$5,590	$112.80	$5,495	$108.80
Less pre-tax adjustments:
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	47	0.94	49	0.96
Fair value gains (losses) on CCS	4	0.08	2	0.05
Unrealized gain (loss) on investment portfolio	(313)	(6.32)	(397)	(7.86)
Less taxes	34	0.70	46	0.90
Adjusted operating shareholders’ equity	5,818	117.40	5,795	114.75
Pre-tax adjustments:
Less: DAC	181	3.65	176	3.47
Plus: Net present value of estimated net future revenue	199	4.01	202	3.99
Plus: Net deferred premium revenue on financial guaranty contracts in excess of expected loss to be expensed	3,415	68.92	3,473	68.75
Plus taxes	(689)	(13.89)	(702)	(13.90)
ABV	$8,562	$172.79	$8,592	$170.12

Gain (loss) related to FG VIE and CIV consolidation included in:
Adjusted operating shareholders’ equity (net of tax provision (benefit) of $0 and $0)	$3	$0.04	$—	$0.01
ABV (net of tax provision (benefit) of $(1) and $(2))	(4)	(0.07)	(6)	(0.13)

Net Present Value of Estimated Net Future Revenue:

The Company’s management believes that this amount is a useful measure because it enables an evaluation of the present value of estimated net future revenue for non-financial guaranty insurance contracts. This amount represents the net present value of estimated future revenue from these contracts (other than credit derivatives with net expected losses), net of reinsurance, ceding commissions and premium taxes.

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

PVP or Present Value of New Business Production

The Company’s management believes that PVP is a useful measure because it enables the evaluation of the value of new business production in the Insurance segment by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period as well as additional installment premiums and fees on existing contracts (which may result from supplements or fees or from the issuer not calling an insured obligation the Company projected would be called), regardless of form, which management believes GAAP GWP and changes in fair value of credit derivatives do not adequately measure. PVP in respect of contracts written in a specified period is defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums.

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

Reconciliation of GWP to PVP

	First Quarter 2025					First Quarter 2024
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$25	$(1)	$7	$4	$35	$44	$2	$13	$2	$61
Less: Installment GWP and other GAAP adjustments (1)	2	(1)	6	4	11	12	2	12	2	28
Upfront GWP	23	—	1	—	24	32	—	1	—	33
Plus: Installment premiums and other (2)	2	7	1	5	15	11	1	14	4	30
PVP	$25	$7	$2	$5	$39	$43	$1	$15	$4	$63
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

Financial Guaranty Portfolio
Net Par Outstanding by Sector

	As of March 31, 2025	As of December 31, 2024
Sector	(dollars in millions)
Public finance:
U.S. public finance:
General obligation	$78,405	$78,162
Tax backed	33,112	33,288
Municipal utilities	30,735	30,036
Transportation	26,712	26,958
Healthcare	14,293	14,007
Infrastructure finance	8,583	8,663
Higher education	7,828	7,381
Housing revenue	1,359	1,272
Renewable energy	163	164
Other public finance	1,227	1,244
Total U.S. public finance	202,417	201,175
Non-U.S. public finance:
Regulated utilities	23,215	22,361
Infrastructure finance	14,839	14,961
Sovereign and sub-sovereign	9,358	9,181
Renewable energy	1,636	1,596
Pooled infrastructure	1,066	1,101
Total non-U.S. public finance	50,114	49,200
Total public finance	252,531	250,375
Structured finance:
U.S. structured finance:
Insurance reserve financings and securitizations	4,373	4,495
RMBS	1,474	1,507
Pooled corporate obligations	608	607
Financial products	527	492
Subscription finance facilities	217	185
Other structured finance	1,174	1,167
Total U.S. structured finance	8,373	8,453
Non-U.S. structured finance:
Subscription finance facilities	1,336	1,385
Pooled corporate obligations	482	468
RMBS	222	221
Other structured finance	647	650
Total non-U.S. structured finance	2,687	2,724
Total structured finance	11,060	11,177
Total net par outstanding	$263,591	$261,552

Exposure to Puerto Rico

All of the Company’s insured exposure to various authorities and public corporations of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) is rated BIG. The Company’s Puerto Rico net par and net debt service outstanding as of March 31, 2025 were $637 million and $744 million, respectively, compared with net par and net debt service outstanding as of December 31, 2024 of $637 million and $756 million, respectively.

As of March 31, 2025, the Company’s only remaining outstanding unresolved insured Puerto Rico exposure subject to a payment default was PREPA, to which the Company had net par and debt service outstanding of $532 million and $619 million, respectively. As of December 31, 2024, the Company’s PREPA net par and debt service outstanding were $532 million and $629 million, respectively. See “—Liquidity and Capital Resources—Insurance Subsidiaries, Financial Guaranty Policies” below and Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered), for more information.

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

Amortization Schedule of PREPA
Net Par Outstanding and Net Debt Service Outstanding
As of March 31, 2025

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2025 (April 1 - June 30)	$—	$3
2025 (July 1 - September 30)	68	78
2025 (October 1 - December 31)	—	2
Subtotal 2025	68	83
2026	106	126
2027	106	122
2028	68	80
2029	39	47
2030-2034	141	157
2035-2039	4	4
Total	$532	$619

Liquidity and Capital Resources

AGL and its U.S. Holding Companies

AGL directly owns (i) AG Re, an insurance company domiciled in Bermuda; and (ii) AGUS, a U.S. holding company with public debt outstanding. AGUS directly owns AGMH, a U.S. holding company with public debt outstanding. AGMH owns AG, an insurance company domiciled in Maryland. AGUS and AGMH are collectively referred to as the U.S. Holding Companies.

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

In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company also subjects its cash flow projections and its assets to a stress test, maintaining a liquid asset balance of one and a half times its stressed operating company net cash flows over the next four quarters. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months. See “— Overview — Key Business Strategies, Capital Management” above for information on common share repurchases.

External Financing

From time to time, AGL and its subsidiaries have sought external debt or equity financing in order to meet their obligations. External sources of financing may or may not be available to the Company and, if available, the cost of such financing may not be acceptable to the Company.

Long-Term Debt Obligations

The Company has outstanding long-term debt issued by the U.S. Holding Companies. See Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Long-Term Debt and Credit Facilities, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and “— Guarantor and U.S. Holding Companies’ Summarized Financial Information” below.

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of March 31, 2025	As of December 31, 2024
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
6.125% Senior Notes	6.125%	2028	$350	$350
3.15% Senior Notes	3.15%	2031	500	500
7% Senior Notes	6.40%	2034	200	200
3.6% Senior Notes	3.60%	2051	400	400
Series A Enhanced Junior Subordinated Debentures	3 month CME Term SOFR +2.64%	2066	150	150
AGUS long-term debt			1,600	1,600
AGUS - intercompany loans from:
AG	3.50%	2029	250	250
AGRO	5.00%	2028	20	20
AGUS intercompany loans			270	270
Total AGUS long-term debt and intercompany loans			1,870	1,870
AGMH
Junior Subordinated Debentures (1)	6.40%	2066	300	300
Total AGMH long-term debt			300	300
AGMH’s long-term debt purchased by AGUS (2)			(154)	(154)
U.S. Holding Company long-term debt			$2,016	$2,016
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

For more information, see the Company’s 2024 Annual Report on Form 10-K, Part II, Item 8. Financial Statements and Supplementary Data, Note 11, Long-Term Debt and Credit Facilities.

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

	As of March 31, 2025
	AGL	U.S. Holding Companies
	(in millions)
Assets, excluding investments in subsidiaries
Fixed-maturity securities (1)	$15	$3
Ownership interest in Sound Point	—	411
Other invested assets	—	139
Short-term investments and cash	53	286
Receivables from affiliates (2)	50	1
Dividends receivable from U.S. Holding Companies	120	—
Other assets	2	42
Liabilities
Long-term debt	—	1,700
Loans payable to affiliates	—	270
Payable to affiliates (2)	12	15
Dividends payable to AGL	—	120
Other liabilities	13	86
____________________
(1)    As of March 31, 2025, weighted average durations of AGL’s and the U.S. Holding Companies’ fixed-maturity securities were 10.5 years and 3.4 years, respectively.
(2)    Primarily represents receivables and payables with non-guarantor subsidiaries.

	First Quarter 2025
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$—	$5
Expenses
Interest expense	—	24
Other expenses	12	3
Income (loss) before provision for income taxes and equity in earnings (losses) of investees	(12)	(22)
Equity in earnings (losses) of investees	—	29
Net income (loss) excluding investments in subsidiaries	(12)	4

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Selected Cash Flow Items

	First Quarter 2025
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from U.S. Holding Companies	$150	$—
Dividends received from other subsidiaries	—	75
Distributions from equity method investees (1)	—	20
Interest paid on long-term debt	—	(21)
Investments in subsidiaries	—	(3)
Dividends paid to AGL	—	(150)
Dividends paid to AGL shareholders	(19)	—
Repurchases of common shares (2)	(120)	—
____________________
(1)    Includes distributions from Sound Point of $18 million and other alternative investments.
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

Insurance Subsidiaries

The Company has several insurance subsidiaries. AG is an insurance subsidiary domiciled in Maryland. As of August 1, 2024, AG owns: (i) AGUK, an insurance subsidiary domiciled in the U.K.; and (ii) AGE, an insurance company domiciled in France. Until August 1, 2024, AGM was an insurance subsidiary of the Company domiciled in New York. See “— Overview — Key Business Strategies — Merger of the U.S. Insurance Subsidiaries” above. AGUK and AGE are collectively referred to as the European Insurance Subsidiaries. AG Re is an insurance company domiciled in Bermuda that owns AGRO, an insurance company that is also domiciled in Bermuda.

Sources and Uses of Funds

Liquidity of the insurance subsidiaries is primarily used to pay for:

•operating expenses,
•claims on the insured portfolio,
•dividends or other distributions to parent,
•reinsurance premiums, and
•capital investments in their own subsidiaries and in alternative investments.

Management believes that the insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios. The Company generally targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. As of March 31, 2025, the Company intended to hold and had the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

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

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. For example, the Company made substantial claim payments in 2022 and 2024 in connection with the resolution of certain defaulting Puerto Rico credits. The Company is continuing its efforts to resolve the one remaining unresolved Puerto Rico insured exposure that is in payment default, PREPA. The Company had $532 million in insured net par outstanding of PREPA obligations as of March 31, 2025. For more information, see Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered).

The terms of the Company’s credit default swap (CDS) contracts generally are modified from standard CDS contract forms approved by International Swaps and Derivatives Association, Inc. such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for its financial guaranty insurance contracts. The documentation for certain CDS was negotiated to require the Company to also pay if the obligor were to become bankrupt or if the reference obligation were restructured. Furthermore, some CDS documentation requires the Company to make a payment due to an event that is unrelated to the performance of the obligation referenced in the credit derivative. If events of default or termination events specified in the credit derivative documentation were to occur, the Company may be required to make a cash termination payment to its swap counterparty upon such termination. Any such payment would probably occur prior to the maturity of the reference obligation and be in an amount larger than the amount due for that period on a “pay-as-you-go” basis.

Ordinary Dividends From Insurance Subsidiaries to Holding Companies

The Company anticipates that, for the next twelve months, amounts paid by AGL’s direct and indirect insurance subsidiaries as dividends or other distributions will be a major source of the holding companies’ liquidity. The insurance subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, other potential uses for such funds and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. For more information, see Part II, Item 8, Financial Statements and Supplementary Data, Note 14, Insurance Company Regulatory Requirements, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the Company’s dividend restrictions applicable to AG, AG Re and AGRO.

Dividend restrictions by insurance subsidiary are as follows:

•Under Maryland’s insurance law, AG may, with prior notice to the Commissioner of its domiciliary regulator, the Maryland Insurance Administration (MIA), pay an ordinary dividend in an amount that, together with all dividends and distributions paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders’ surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. “Adjusted net investment income” means the sum of (x) AG’s net investment income during the 12-month period ending December 31 of the preceding year (excluding realized capital gains and pro rata distributions of its own securities), and (y) AG’s net investment income (excluding realized capital gains) from the three calendar years prior to the preceding calendar year that has not already been paid out as dividends. The maximum amount available during 2025 for AG to distribute as ordinary dividends is approximately $287 million. Such payments would be payable in the second half of 2025 because AG’s ordinary dividends were concentrated in the second half of 2024 following the August 1, 2024, merger of AGM with and into AG. However, in order to enable AG to make payments over the course of the year, AG has put in place for 2025 a quarterly process with the MIA, pursuant to which AG will confirm that the MIA does not object to AG dividending $71.8 million (i.e., 25%) of the $287 million amount in each calendar quarter of 2025. Pursuant to this process, AG obtained the MIA’s non-objection to pay, and expects to pay, a $71.8 million dividend by May 23, 2025 (and previously obtained the MIA’s non-objection to pay, and paid, an equivalent dividend on March 6, 2025). See “– Overview – Key Business Strategies – Merger of the U.S. Insurance Subsidiaries.”

•The Company expects the amount of dividends available for distribution by AG Re in 2025 to be approximately $222 million. Based on applicable law and regulations, in 2025 AG Re has the capacity to declare and pay dividends in an aggregate amount up to 25% of the prior year statutory surplus (i.e., up to $272 million); provided that such payment cannot exceed AG Re’s unencumbered assets ($222 million as of March 31, 2025) or its statutory surplus ($287 million as of March 31, 2025). Additionally, in 2025 AG Re can make capital distributions in an aggregate amount up to $129 million without the prior approval of the Authority.

Ordinary Dividends
From Insurance Company Subsidiaries
to Holding Companies

	First Quarter
	2025	2024
	(in millions)
Dividends paid by AG Re to AGL	$—	$47
Dividends paid by AG to U.S. Holding Companies (1)	72	82
___________________
(1)    Prior to a reorganization of the Company’s U.S. corporate structure, AG had been directly owned by AGUS. As a result of the reorganization, effective as of August 1, 2024, AG is directly owned by AGMH, a subsidiary of AGUS.

CCS

AG is party to an arrangement that enables it to access, at its discretion, up to $400 million of capital, at any time, and has the right to use such capital for any purpose, including to pay claims. See Item 1, Financial Statements, Note 9, Fair Value Measurement.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, manage investment risk within the context of the underlying portfolio of insurance risk, maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and maximize after-tax net investment income. As of March 31, 2025, the Company had $6,415 million of available-for-sale fixed-maturity securities, of which $5,443 million were managed by three investment managers who are required to, in accordance with the Company’s investment guidelines, maintain their portion of the Company’s investment portfolio with an overall credit quality rated at a minimum of A+/A1/A+ by S&P/Moody’s/Fitch Ratings Inc. In addition, $240 million of available-for-sale fixed-maturity securities were CLO equity tranches managed by Sound Point.

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

Investment Portfolio
Carrying Value

	As of
	March 31, 2025	December 31, 2024
	(in millions)
Fixed-maturity securities, available-for-sale	$6,415	$6,369
Fixed-maturity securities, trading (1)	137	147
Short-term investments	1,158	1,221
Other invested assets (2)	960	926
Total	$8,670	$8,663
____________________
(1)    Includes primarily CVIs received as part of resolutions of Puerto Rico exposures in 2022, which are not rated.
(2)    Excludes investments in Sound Point funds that are consolidated. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

The Company’s available-for-sale fixed-maturity securities had a duration of 4.5 years and 4.3 years as of March 31, 2025 and December 31, 2024, respectively.

Available-for-Sale Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s available-for-sale fixed-maturity securities as of March 31, 2025 and December 31, 2024. Ratings generally reflect the lower of Moody’s and S&P classifications, except for (i) Loss Mitigation Securities rated BIG, and (ii) CLO equity tranches, which are not rated. See Item 1, Financial Statements, Note 7, Investments, for additional information.

 Distribution of Available-for-Sale Fixed-Maturity Securities by Rating

	As of
Rating	March 31, 2025	December 31, 2024
AAA	12.5%	12.5%
AA	35.1	35.0
A	23.4	23.6
BBB	16.7	16.3
BIG	8.4	8.1
Not rated	3.9	4.5
Total	100.0%	100.0%

Other Investments

Other invested assets, which are generally less liquid than fixed-maturity securities, primarily consist of the ownership interest in Sound Point and alternative investments across a variety of strategies.

The Insurance segment reports the Company’s percentage ownership of Sound Point funds and AHP funds as equity method investments with changes in net asset value included in the Insurance segment adjusted operating income. As of March 31, 2025 and December 31, 2024, one active fund in which the Company invests was accounted for as a CIV and the majority are accounted as equity method investments in the Company’s condensed consolidated financial statements. See “— Commitments” below.

Ownership Interest in Sound Point and Alternative Investments
As of March 31, 2025

	Investments	CIVs	Consolidated
	(in millions)
Fixed-maturity securities, available-for-sale	$282	$—	$282
Fixed-maturity securities, trading	22	—	22
Other invested assets:
Ownership interest in Sound Point	411	—	411
CLOs	105	—	105
Private healthcare investing	164	—	164
Asset-based/specialty finance	148	(39)	109
Middle market direct lending	12	—	12
Other	159	—	159
Total	$1,303	$(39)	$1,264
____________________
(1)    The alternative investments, excluding the ownership interest in Sound Point, had an inception-to-date annualized internal rate of return of 13%.

Ownership Interest in Sound Point and Alternative Investments
As of December 31, 2024

	Investments	CIVs	Consolidated
	(in millions)
Fixed-maturity securities, available-for-sale	$319	$—	$319
Fixed-maturity securities, trading	24	—	24
Other invested assets:
Ownership interest in Sound Point	418	—	418
CLOs	100	—	100
Private healthcare investing	153	—	153
Asset-based/specialty finance	142	(33)	109
Middle market direct lending	11	—	11
Other	135	—	135
Total	$1,302	$(33)	$1,269

Income from Ownership Interest in Sound Point and Alternative Investments
First Quarter 2025

	Investments	CIVs	Consolidated
	(in millions)
Net investment income (1)	$12	$—	$12
Fair value gains (losses) on trading securities	1	—	1
Equity in earnings (losses) of investees:
Equity in earnings of Sound Point	13	—	13
Equity in earnings (losses) of alternative investments:
CLOs	8	—	8
Private healthcare investing	12	—	12
Asset-based/specialty finance	9	(6)	3
Middle market direct lending	1	—	1
Other	16	—	16
Equity in earnings (losses) of investees	59	(6)	53
Total	$72	$(6)	$66
____________________
(1)    Includes CLO equity tranches distributed from a CLO fund in the fourth quarter of 2024.

Income from Ownership Interest in Sound Point and Alternative Investments
First Quarter 2024

	Investments	CIVs	Consolidated
	(in millions)
Net investment income	$1	$—	$1
Equity in earnings (losses) of investees:
Equity in earnings of Sound Point	4	—	4
Equity in earnings (losses) of alternative investments:
CLOs	20	(15)	5
Private healthcare investing	4	—	4
Asset-based/specialty finance	4	(2)	2
Middle market direct lending	3	—	3
Other	6	—	6
Equity in earnings (losses) of investees	41	(17)	24
Total	$42	$(17)	$25

Commitments

The Company has agreed to invest an aggregate amount of $1.5 billion in alternative investments, including $1 billion in Sound Point managed investments. Unfunded commitments for alternative investments as of March 31, 2025 were $608 million. See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for a description of the alternative investments agreement with Sound Point.

Restricted Assets

Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements or otherwise pledged or restricted totaled $82 million as of March 31, 2025 and $79 million December 31, 2024. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or are otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements with a fair value of $1,079 million and $1,135 million as of March 31, 2025 and December 31, 2024, respectively.

Lease Obligations

The Company has entered into several lease agreements for office space in Bermuda, New York, London, Paris, and other locations with various lease terms. See Part II, Item 8, Financial Statements and Supplementary Data, Note 16, Leases, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for a table of minimum lease obligations and other lease commitments.

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

•CIVs. The primary sources and uses of cash in the CIVs include using capital to make investments, generating cash income from investments, paying expenses and distributing cash flow to investors. The assets and liabilities of the Company’s CIVs are held within separate legal entities. The assets of the CIVs are not available to creditors of the

Company, other than creditors of the applicable CIVs. In addition, creditors of the CIVs have no recourse against the assets of the Company, other than the assets of such applicable CIVs. Liquidity available at the Company’s CIVs is not available for corporate liquidity needs, except to the extent of the Company’s investment in the funds, subject to redemption provisions.

See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for additional information.

Condensed Consolidated Cash Flow Summary

The summarized condensed consolidated statements of cash flows in the table below present the cash flow effect for the aggregate of the Insurance and Asset Management businesses and holding companies, separately from the aggregate effect of consolidating FG VIEs and CIVs.

Summarized Condensed Consolidated Cash Flows

	First Quarter
	2025	2024
	(in millions)
Net cash flows provided by (used in) operating activities, excluding FG VIEs and CIVs operating cash flows	$87	$(62)
FG VIEs and CIVs operating cash flows	—	(12)
Net cash flows provided by (used in) operating activities	87	(74)

Net cash flows provided by (used in) investing activities, excluding FG VIEs and CIVs investing cash flows	130	257
FG VIEs and CIVs investing cash flows	4	(4)
Net cash flows provided by (used in) investing activities	134	253

Net cash flows provided by (used in) financing activities, excluding FG VIEs and CIVs financing cash flows
Dividends paid	(19)	(19)
Repurchases of common shares	(120)	(129)
Other	(27)	(28)
FG VIEs and CIVs financing cash flows	(4)	(151)
Net cash flows provided by (used in) financing activities (1)	(170)	(327)

Effect of exchange rate changes	3	(1)
Increase (decrease) in cash and cash equivalents and restricted cash	54	(149)
Cash and cash equivalents and restricted cash at beginning of period	128	286
Cash and cash equivalents and restricted cash at the end of the period	$182	$137
____________________
(1)    Claims paid on consolidated FG VIEs are presented in the condensed consolidated statements of cash flows as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

Cash flows from operating activities were inflows of $87 million in first quarter 2025 and outflows of $74 million in first quarter 2024. The first quarter 2025 cash flow from operations includes the receipt of $97 million in satisfaction of the judgment the Company was awarded and its recoveries in connection with the resolution of the LBIE litigation. In addition, first quarter 2025 cash flows from operations were higher than in first quarter 2024 due to a $61 million decrease in net claim payments.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity securities and short-term investments and paydowns on and sales of FG VIEs’ assets. The decrease in investing cash inflows in first quarter 2025 compared with first quarter 2024 was mainly attributable to lower net sales of fixed-maturity securities in first quarter 2025, which were partially offset by higher net sales of short-term investments in first quarter 2025. Investing inflows in both periods were used to fund claim payments and share repurchases. See Item 1, Financial Statements, Condensed Consolidated Statements of Cash Flows, and Note 4, Expected Loss to be Paid (Recovered), for additional information.

Financing activities primarily consist of (i) AGL share repurchases and dividends and (ii) paydowns of FG VIEs’ liabilities. First quarter 2024 FG VIE financing cash flows included the par paydown of liabilities of certain trusts related to Puerto Rico exposures of $144 million.

From April 1, 2025 through May 8, 2025, the Company repurchased an additional 603 thousand of common shares. As of May 8, 2025, the Company was authorized to purchase approximately $181 million of its common shares. For more information about the Company’s share repurchases and authorizations, see Item 1, Financial Statements, Note 12, Shareholders’ Equity.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes to the market risks to which the Company is exposed since December 31, 2024.

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

Management of the Company, with the participation of its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. Based on their evaluation as of March 31, 2025 covered by this Form 10-Q, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting during first quarter 2025 which were identified in connection with the evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in Part I, Item 1, Financial Statements, Note 11, Contingencies – Legal Proceedings, and the “Puerto Rico Litigation” and “Recovery Litigation and Dispute Resolution” sections of Note 4, Expected Loss to be Paid (Recovered), each contained in this Form 10-Q and incorporated by reference herein. For additional information see the “Legal Proceedings” and “Litigation” sections of Part II, Item 8, Financial Statements and Supplementary Data, Note 17, Contingencies, and the “Puerto Rico Litigation” and “Recovery Litigation and Dispute Resolution” sections of Note 4, Expected Loss to be Paid (Recovered), in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 1A.RISK FACTORS

See the risk factors set forth in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during first quarter 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (3)
January 1 - January 31	427,425	$91.02	427,425	$312,785,126
February 1 - February 28	741,194	$91.35	428,486	$273,317,139
March 1 - March 31	479,444	$86.44	479,317	$231,886,667
Total	1,648,063	$89.83	1,335,228
____________________
(1)    The total number of shares purchased also includes shares purchased as a result of employees surrendering shares as payment for withholding taxes upon the vesting of share awards.
(2)    After giving effect to repurchases since the Board first authorized the repurchase program on January 18, 2013, through May 8, 2025, the Company has repurchased a total of 152 million common shares for approximately $5.5 billion, excluding commissions, at an average price of $36.35 per share. On November 8, 2024, the Company announced that the Board had authorized an additional $250 million of share repurchases. As of May 8, 2025, the remaining authorization the Company was authorized to purchase was approximately $181 million of its common shares, on a settlement basis. The repurchase program has no expiration date and the Board has previously increased the authorization periodically.
(3)    Excludes commissions and excise taxes.

ITEM 5.    OTHER MATTERS

10b5-1 Trading Plans

During first quarter 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6.EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Document
10.1	Form of Restricted Share Agreement for Non-Executive Directors under the Assured Guaranty Ltd. 2024 Long-Term Incentive Plan, as in effect for awards commencing in 2025*
22.0	Subsidiary Companies and Issuers of Guaranteed Securities
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1	The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated May 9, 2025	By:	/s/ BENJAMIN G. ROSENBLUM

Benjamin G. Rosenblum Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)