Form 10-Q
period 2025-06-30
ASSURED GUARANTY LTD
filed 2025-08-08
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of August 6, 2025 was 47,615,221 (includes 22,002 unvested restricted shares).

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions except share data)

	As of
	June 30, 2025	December 31, 2024
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $47 and $60 (amortized cost of $6,765 and $6,827)	$6,498	$6,369
Fixed-maturity securities, trading, at fair value	137	147
Short-term investments, at fair value	939	1,221
Other invested assets (includes $3 and $4, at fair value)	995	926
Total investments	8,569	8,663
Cash	301	121
Premiums receivable, net of commissions payable	1,631	1,551
Deferred acquisition costs	185	176
Salvage and subrogation recoverable	382	396
Financial guaranty variable interest entities’ assets (includes $176 and $147, at fair value)	211	147
Assets of consolidated investment vehicles (includes $121 and $99, at fair value)	121	101
Other assets (includes $143 and $131, at fair value)	695	746
Total assets	$12,095	$11,901
Liabilities
Unearned premium reserve	$3,675	$3,719
Loss and loss adjustment expense reserve	315	268
Long-term debt	1,701	1,699
Financial guaranty variable interest entities’ liabilities (includes $201 and $164 at fair value, $186 and $155 with recourse, $16 and $9 without recourse)	202	164
Other liabilities (includes $35 and $34, at fair value)	473	498
Total liabilities	6,366	6,348
Commitments and contingencies (Notes 3, 4, 7 and 11)
Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 48,109,439 and 50,505,320 shares issued and outstanding)	—	1
Retained earnings	5,859	5,878
Accumulated other comprehensive income (loss), net of tax of $(54) and $(75)	(227)	(385)
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	5,633	5,495
Nonredeemable noncontrolling interests (Note 8)	96	58
Total shareholders’ equity	5,729	5,553
Total liabilities and shareholders’ equity	$12,095	$11,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Net earned premiums	$89	$84	$180	$203
Net investment income	89	81	176	165
Net realized investment gains (losses)	(6)	(6)	(22)	2
Fair value gains (losses) on credit derivatives	1	6	105	16
Fair value gains (losses) on committed capital securities	(1)	1	1	(9)
Fair value gains (losses) on financial guaranty variable interest entities	2	(1)	3	(4)
Fair value gains (losses) on consolidated investment vehicles	4	11	23	33
Foreign exchange gains (losses) on remeasurement	79	—	116	(12)
Fair value gains (losses) on trading securities	2	17	3	43
Other income (loss)	22	9	41	10
Total revenues	281	202	626	447
Expenses
Loss and loss adjustment expenses (benefit)	28	(2)	68	(3)
Interest expense	23	23	45	46
Amortization of deferred acquisition costs	5	3	10	9
Employee compensation and benefit expenses	50	48	110	106
Other operating expenses	45	41	87	80
Total expenses	151	113	320	238
Income (loss) before income taxes and equity in earnings (losses) of investees	130	89	306	209
Equity in earnings (losses) of investees	3	5	56	29
Income (loss) before income taxes	133	94	362	238
Less: Provision (benefit) for income taxes	27	13	71	44
Net income (loss)	106	81	291	194
Less: Noncontrolling interests	3	3	12	7
Net income (loss) attributable to Assured Guaranty Ltd.	$103	$78	$279	$187

Earnings per share:
Basic	$2.10	$1.43	$5.60	$3.38
Diluted	$2.08	$1.41	$5.54	$3.31

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$106	$81	$291	$194
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $11, $(4), $17 and $(9)	85	(12)	137	(41)
Investments with credit impairment, net of tax provision (benefit) of $(1), $1, $4 and $1	(1)	7	20	8
Change in net unrealized gains (losses) on investments	84	(5)	157	(33)
Change in instrument-specific credit risk on financial guaranty variable interest entities’ liabilities with recourse, net of tax provision (benefit)	1	1	—	—
Other, net of tax provision (benefit)	2	(1)	1	—
Other comprehensive income (loss)	87	(5)	158	(33)
Comprehensive income (loss)	193	76	449	161
Less: Comprehensive income (loss) attributable to noncontrolling interests	3	3	12	7
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$190	$73	$437	$154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Three Months Ended June 30, 2025

		Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of March 31, 2025	49,553,438	$—	$5,903	$(314)	$1	$5,590	$67	$5,657
Net income	—	—	103	—	—	103	3	106
Dividends ($0.34 per share)	—	—	(19)	—	—	(19)	—	(19)
Consolidation	—	—	—	—	—	—	26	26
Common shares repurchases	(1,537,505)	—	(132)	—	—	(132)	—	(132)
Share-based compensation	93,506	—	4	—	—	4	—	4
Other comprehensive income	—	—	—	87	—	87	—	87
As of June 30, 2025	48,109,439	$—	$5,859	$(227)	$1	$5,633	$96	$5,729

For the Three Months Ended June 30, 2024

		Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of March 31, 2024	55,081,584	$1	$6,014	$(387)	$1	$5,629	$53	$5,682
Net income	—	—	78	—	—	78	3	81
Dividends ($0.31 per share)	—	—	(17)	—	—	(17)	—	(17)
Common shares repurchases	(1,928,328)	—	(154)	—	—	(154)	—	(154)
Share-based compensation	32,451	—	8	—	—	8	—	8
Other comprehensive loss	—	—	—	(5)	—	(5)	—	(5)
As of June 30, 2024	53,185,707	$1	$5,929	$(392)	$1	$5,539	$56	$5,595

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Six Months Ended June 30, 2025

		Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of December 31, 2024	50,505,320	$1	$5,878	$(385)	$1	$5,495	$58	$5,553
Net income	—	—	279	—	—	279	12	291
Dividends ($0.68 per share)	—	—	(37)	—	—	(37)	—	(37)
Consolidation	—	—	—	—	—	—	26	26
Common shares repurchases	(2,872,733)	(1)	(251)	—	—	(252)	—	(252)
Share-based compensation	476,852	—	(10)	—	—	(10)	—	(10)
Other comprehensive income	—	—	—	158	—	158	—	158
As of June 30, 2025	48,109,439	$—	$5,859	$(227)	$1	$5,633	$96	$5,729

For the Six Months Ended June 30, 2024

		Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of December 31, 2023	56,217,305	$1	$6,070	$(359)	$1	$5,713	$52	$5,765
Net income	—	—	187	—	—	187	7	194
Dividends ($0.62 per share)	—	—	(36)	—	—	(36)	—	(36)
Common shares repurchases	(3,467,606)	—	(285)	—	—	(285)	—	(285)
Share-based compensation	436,008	—	(7)	—	—	(7)	—	(7)
Distributions	—	—	—	—	—	—	(3)	(3)
Other comprehensive loss	—	—	—	(33)	—	(33)	—	(33)
As of June 30, 2024	53,185,707	$1	$5,929	$(392)	$1	$5,539	$56	$5,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (in millions)

	Six Months Ended June 30,
	2025	2024
Net cash flows provided by (used in) operating activities	$165	$(16)
Cash flows from investing activities:
Fixed-maturity securities, available-for-sale:
Purchases	(754)	(607)
Sales	427	488
Maturities and paydowns	424	402
Short-term investments with original maturities of over three months:
Purchases	(3)	(1)
Maturities and paydowns	—	3
Net sales (purchases) of short-term investments with original maturities of less than three months	291	(58)
Sales of fixed-maturity securities, trading	8	141
Maturities and paydowns of fixed-maturity securities, trading	5	—
Paydowns of financial guaranty variable interest entities’ assets	10	12
Purchases of and contributions to other invested assets	(73)	(71)
Sales of and return of capital from other invested assets	23	33
Other	(7)	(2)
Net cash flows provided by (used in) investing activities	351	340
Cash flows from financing activities:
Dividends paid	(36)	(36)
Repurchases of common shares	(251)	(281)
Net paydowns of financial guaranty variable interest entities’ liabilities	(8)	(152)
Payments related to tax withholding for share-based compensation	(34)	(29)
Other	2	1
Distributions to noncontrolling interests from consolidated investment vehicles	—	(3)
Net cash flows provided by (used in) financing activities	(327)	(500)
Effect of foreign exchange rate changes	8	(1)
Increase (decrease) in cash and cash equivalents and restricted cash	197	(177)
Cash and cash equivalents and restricted cash at beginning of period	128	286
Cash and cash equivalents and restricted cash at end of period	$325	$109

(continued on next page)

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited) - (Continued)

 (in millions)

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information
Income taxes paid (received)	$34	$58
Interest paid on long-term debt	43	45

Supplemental disclosure of non-cash activities:
Receipt of fixed-maturity securities, available-for-sale	$7	$—

	As of
	June 30, 2025	June 30, 2024
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash	$301	$92
Cash and cash equivalents of financial guaranty variable interest entities (see Note 8)	23	—
Cash and cash equivalents of consolidated investment vehicles	—	15
Restricted cash (included in other assets)	1	2
Cash and cash equivalents and restricted cash at the end of period	$325	$109

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
•Assured Guaranty UK Limited, organized in the U.K.;
•Assured Guaranty (Europe) SA, organized in France;
•Assured Guaranty Re Ltd. (AG Re), domiciled in Bermuda, and its insurance subsidiary:
•Assured Guaranty Re Overseas Ltd. (AGRO), domiciled in Bermuda.

The Company designated certain assets and liabilities supporting the Insurance segment as held for sale in the first quarter of 2023. The held for sale assets and liabilities were $29 million (reported in “other assets”) and $3 million (reported in “other liabilities”), respectively, as of June 30, 2025.

Asset Management

The Company participates in the asset management business through its approximately 30% ownership interest in Sound Point Capital Management, LP (Sound Point, LP) and certain of its investment management affiliates (together with Sound Point, LP, Sound Point).

In addition, in accordance with the terms of a letter agreement (Letter Agreement), effective July 1, 2023, AG (i) engaged Sound Point as its sole alternative credit manager, and (ii) transitioned to Sound Point the management of certain existing alternative investments and related commitments. The Letter Agreement also provides that AG, including through its investment subsidiary AG Asset Strategies LLC (AGAS), would, subject to the terms and conditions of the Letter Agreement, make new investments in funds, other vehicles and separately managed accounts managed by Sound Point which, when aggregated with the alternative investments and commitments transitioned from the Company and any reinvestments (collectively, Sound Point Investments), and investments made by other Assured Guaranty affiliates, will total $1 billion. AG has made substantial investments with Sound Point across a variety of their strategies in order to seek to enhance its investment returns and anticipates continuing to invest with Sound Point pursuant to the terms of the Letter Agreement. The Letter Agreement contemplates a long-term investment partnership between Sound Point and Assured Guaranty, whereby AG agreed to reinvest all returns of capital from Sound Point Investments until July 1, 2038. Similarly, under the Letter Agreement AG agreed to reinvest all gains and dividends from Sound Point Investments through July 1, 2025, and reinvest half of all such gains and dividends thereafter until July 1, 2033. On July 1, 2028, AG may choose to reduce the amounts invested or required to be reinvested in certain Sound Point Investments under the Letter Agreement, subject to adjustment of Assured Guaranty’s ownership interest in Sound Point. To the extent not required to be reinvested by the Letter Agreement, all proceeds from Sound Point Investments received in accordance with their operative investment documents can be distributed to AG. See Note 7, Investments.

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

These unaudited interim condensed consolidated financial statements are as of June 30, 2025 and cover the three-month period ended June 30, 2025 (second quarter 2025), the three-month period ended June 30, 2024 (second quarter 2024), the six-month period ended June 30, 2025 (six months 2025) and the six-month period ended June 30, 2024 (six months 2024). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current period’s presentation.

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

The Insurance segment primarily consists of the adjusted operating income (loss) of the Company’s insurance subsidiaries and AGAS. The Asset Management segment includes the results of the Company’s equity method ownership interest in Sound Point and other asset management-related incentive fees.

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

The following table presents information for the Company’s operating segments. Intersegment revenues include transactions between and among the segments, the Corporate division and Other category.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Segment Information

	Second Quarter
	2025		2024
	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$196	$13	$186	$6
Intersegment revenues	3	2	3	1
Segment revenues	199	15	189	7
Segment loss and LAE (benefit)	27	—	—	—
Segment employee compensation and benefit expenses	44	—	40	—
Segment amortization of deferred acquisition cost	5	—	3	—
Other segment items (2)	29	9	27	4
Segment expenses	105	9	70	4
Segment equity in earnings (losses) of investees	2	(1)	15	(3)
Less: Segment provision (benefit) for income taxes	20	1	18	—
Segment adjusted operating income (loss)	$76	$4	$116	$—

Selected components of segment adjusted operating income:
Net investment income	$89	$—	$81	$—
Non-cash compensation and operating expenses (3)	14	—	11	—

	Six Months
	2025		2024
	Insurance (1)	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$433	$18	$413	$7
Intersegment revenues	5	3	5	1
Segment revenues	438	21	418	8
Segment loss and LAE (benefit)	4	—	4	—
Segment employee compensation and benefit expenses	96	—	88	—
Segment amortization of deferred acquisition cost	10	—	9	—
Other segment items (2)	59	13	54	4
Segment expenses	169	13	155	4
Segment equity in earnings (losses) of investees	32	12	55	(2)
Less: Segment provision (benefit) for income taxes	57	4	53	1
Segment adjusted operating income (loss)	$244	$16	$265	$1

Selected components of segment adjusted operating income:
Net investment income	$175	$—	$164	$—
Non-cash compensation and operating expenses (3)	32	—	28	—
_____________________
(1)    Six months 2025 results include the gain recognized in connection with the Lehman Brothers International (Europe) (in administration) (LBIE) litigation, which represents the full satisfaction of the judgment the Company was awarded and its claims for attorneys’ fees, expenses and interest. See Note 6, Contracts Accounted for as Credit Derivatives, for additional information.
(2)    Other segment items for the Insurance segment include professional services expenses, maintenance, depreciation expense, lease expense, investment management expenses and certain overhead expenses; and for the Asset Management segment include expenses associated with incentive fees.
(3)    Amounts consist of depreciation, amortization and share-based compensation expenses.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The tables below present a reconciliation of significant components of segment information to the comparable consolidated amounts.

Reconciliation of Segment Information to Consolidated Information
Three Months Ended June 30, 2025

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$199	$105	$2	$20	$—	$76
Asset Management	15	9	(1)	1	—	4
Total segments	214	114	1	21	—	80
Corporate division	4	39	3	(3)	—	(29)
Other	—	(2)	(1)	(1)	3	(1)
Subtotal	218	151	3	17	3	50
Reconciling items:
Realized gains (losses) on investments	(6)	—	—	—	—	(6)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(1)	—	—	—	—	(1)
Fair value gains (losses) on CCS	(1)	—	—	—	—	(1)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	71	—	—	—	—	71
Tax effect	—	—	—	10	—	(10)
Consolidated	$281	$151	$3	$27	$3	$103

Reconciliation of Segment Information to Consolidated Information
Three Months Ended June 30, 2024

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$189	$70	$15	$18	$—	$116
Asset Management	7	4	(3)	—	—	—
Total segments	196	74	12	18	—	116
Corporate division	4	44	—	(5)	—	(35)
Other	4	(5)	(7)	—	3	(1)
Subtotal	204	113	5	13	3	80
Reconciling items:
Realized gains (losses) on investments	(6)	—	—	—	—	(6)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	3	—	—	—	—	3
Fair value gains (losses) on CCS	1	—	—	—	—	1
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	—	—	—	—	—	—
Tax effect	—	—	—	—	—	—
Consolidated	$202	$113	$5	$13	$3	$78

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
Six Months Ended June 30, 2025

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$438	$169	$32	$57	$—	$244
Asset Management	21	13	12	4	—	16
Total segments	459	182	44	61	—	260
Corporate division	8	79	19	(3)	—	(49)
Other	16	(4)	(7)	—	12	1
Subtotal	483	257	56	58	12	212
Reconciling items:
Realized gains (losses) on investments	(22)	—	—	—	—	(22)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	60	63	—	—	—	(3)
Fair value gains (losses) on CCS	1	—	—	—	—	1
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	104	—	—	—	—	104
Tax effect	—	—	—	13	—	(13)
Consolidated	$626	$320	$56	$71	$12	$279

Reconciliation of Segment Information to Consolidated Information
Six Months Ended June 30, 2024

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$418	$155	$55	$53	$—	$265
Asset Management	8	4	(2)	1	—	1
Total segments	426	159	53	54	—	266
Corporate division	9	91	—	(10)	—	(72)
Other	20	(10)	(24)	—	7	(1)
Subtotal	455	240	29	44	7	193
Reconciling items:
Realized gains (losses) on investments	2	—	—	—	—	2
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	11	(2)	—	—	—	13
Fair value gains (losses) on CCS	(9)	—	—	—	—	(9)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(12)	—	—	—	—	(12)
Tax effect	—	—	—	—	—	—
Consolidated	$447	$238	$29	$44	$7	$187

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

The Company seeks to limit its exposure to losses by underwriting obligations that it views to be investment grade at inception, although on occasion it may underwrite new issuances that it views to be below-investment-grade (BIG), typically as part of its loss mitigation strategy for existing troubled exposures. The Company also seeks to acquire portfolios of insurance from financial guarantors that are no longer writing new business by acquiring such companies, providing reinsurance on or novating a portfolio of insurance; in such instances, the Company evaluates the risk characteristics of the target portfolio, which may include some BIG exposures, as a whole in the context of the proposed transaction. The Company diversifies its insured portfolio across sector and geography and, in the structured finance portfolio, generally requires subordination or collateral to protect it from loss. Reinsurance may be used in order to reduce net exposure to certain insured transactions.

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

As discussed in Note 4, Expected Loss to be Paid (Recovered), for financial statement measurement purposes, the Company uses risk-free rates (as determined each quarter) for discounting, rather than the pre-tax book yield of the investment portfolio, to calculate the expected losses to be paid. Expected losses to be paid (recovered) are based on probability weighted scenarios and serve as the basis for the loss reserves reported in accordance with GAAP.

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

The Company has, from time to time, purchased securities that it has insured, and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). Amounts attributable to Loss Mitigation Securities are excluded from par and debt service outstanding, and are instead reported as Loss Mitigation Securities in the investment portfolio. The Company manages such securities as investments and not insurance exposure. As of both June 30, 2025 and December 31, 2024, the Company excluded net par outstanding of $1.2 billion attributable to Loss Mitigation Securities.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Financial Guaranty Portfolio
Debt Service and Par Outstanding

	As of June 30, 2025		As of December 31, 2024
	Gross	Net	Gross	Net
	(in millions)
Debt Service
Public finance	$422,661	$422,587	$403,789	$403,718
Structured finance	12,401	11,975	12,674	12,248
Total financial guaranty	$435,062	$434,562	$416,463	$415,966

Par Outstanding
Public finance	$261,904	$261,848	$250,429	$250,375
Structured finance	11,356	10,930	11,603	11,177
Total financial guaranty	$273,260	$272,778	$262,032	$261,552

In addition to amounts shown in the table above, the Company had outstanding commitments to provide financial guaranties of $2.0 billion of public finance gross par and $2.2 billion of structured finance gross par as of June 30, 2025. These commitments are contingent on the satisfaction of all conditions set forth in the financial guaranties and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio by Internal Rating
As of June 30, 2025

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S.		Structured Finance Non-U.S.		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$23	—%	$1,966	3.7%	$486	6.0%	$521	18.8%	$2,996	1.1%
AA	17,572	8.5	2,872	5.4	5,314	65.1	67	2.5	25,825	9.5
A	118,435	56.7	12,888	24.3	761	9.3	2,096	75.8	134,180	49.2
BBB	70,136	33.6	28,314	53.3	739	9.0	80	2.9	99,269	36.4
BIG	2,550	1.2	7,092	13.3	866	10.6	—	—	10,508	3.8
Total net par outstanding	$208,716	100.0%	$53,132	100.0%	$8,166	100.0%	$2,764	100.0%	$272,778	100.0%

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio by Internal Rating
As of December 31, 2024

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S.		Structured Finance Non-U.S.		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$25	—%	$2,074	4.2%	$512	6.1%	$470	17.3%	$3,081	1.2%
AA	17,664	8.8	2,854	5.8	5,386	63.7	58	2.1	25,962	9.9
A	111,502	55.5	13,046	26.5	952	11.3	2,117	77.7	127,617	48.8
BBB	69,096	34.3	24,828	50.5	707	8.3	79	2.9	94,710	36.2
BIG	2,888	1.4	6,398	13.0	896	10.6	—	—	10,182	3.9
Total net par outstanding	$201,175	100.0%	$49,200	100.0%	$8,453	100.0%	$2,724	100.0%	$261,552	100.0%

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of June 30, 2025

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,410	$471	$669	$2,550	$208,716
Non-U.S. public finance	4,061	3,031	—	7,092	53,132
Public finance	5,471	3,502	669	9,642	261,848
Structured finance:
U.S. RMBS	83	29	679	791	1,436
Other structured finance	—	19	56	75	9,494
Structured finance	83	48	735	866	10,930
Total	$5,554	$3,550	$1,404	$10,508	$272,778

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2024

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,119	$137	$632	$2,888	$201,175
Non-U.S. public finance	5,879	519	—	6,398	49,200
Public finance	7,998	656	632	9,286	250,375
Structured finance:
U.S. RMBS	104	29	686	819	1,507
Other structured finance	—	21	56	77	9,670
Structured finance	104	50	742	896	11,177
Total	$8,102	$706	$1,374	$10,182	$261,552

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of June 30, 2025

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in millions)
BIG 1	$5,528	$26	$5,554	91	3	94
BIG 2	3,546	4	3,550	13	1	14
BIG 3	1,404	—	1,404	98	3	101
Total BIG	$10,478	$30	$10,508	202	7	209

 Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of December 31, 2024

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in millions)
BIG 1	$8,074	$28	$8,102	98	3	101
BIG 2	702	4	706	12	1	13
BIG 3	1,374	—	1,374	97	3	100
Total BIG	$10,150	$32	$10,182	207	7	214
_____________________
(1)    Includes FG VIEs.
(2)    A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments

Specialty Business

The Company also guarantees specialty business with risk profiles similar to those of its structured finance exposures written in financial guaranty form.

Specialty Business

	As of June 30, 2025		As of December 31, 2024
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in millions)
Diversified real estate (1)	$2,119	$2,119	$2,004	$2,004
Insurance reserve financings and securitizations	1,513	1,184	1,449	1,126
Pooled corporate obligations	884	884	868	868
Aircraft residual value insurance	147	87	147	87
____________________
(1)    Excess-of-loss guaranty of a minimum amount of billed rent on a diversified portfolio of real estate properties with an internal rating of AAA that matures in 2044. This guaranty is accounted for in accordance with Accounting Standards Codification (ASC) 460, Guarantees.

All exposures in the table above are rated investment grade, except for aircraft residual value insurance gross and net exposure of $5 million as of both June 30, 2025 and December 31, 2024.

In addition to the amounts shown in the table above, as of June 30, 2025, the Company had outstanding aggregate gross and net aircraft residual value insurance commitments of $90 million and $51 million, respectively. These commitments are contingent on the satisfaction of specified conditions and may expire unused or be cancelled at the request of the respective counterparty. Therefore, the total commitment amount does not necessarily reflect actual future covered amounts.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes over a reporting period in the Company’s loss estimates for public finance obligations supported by specified revenue streams, such as revenue bonds issued by toll road authorities, municipal and regulated utilities, airport authorities or healthcare systems, generally will be influenced by factors impacting their revenue levels, such as changes in demand; changing demographics; and other economic and regulatory factors, especially if the obligations do not benefit from financial support from other tax revenues or governmental authorities. Changes over a reporting period in the Company’s loss estimates for its tax-supported and general obligation public finance transactions generally will be influenced by factors impacting the public issuer’s ability and willingness to pay, such as changes in the economy and population of the relevant area; changes in the issuer’s ability or willingness to raise taxes, decrease spending or receive federal assistance; new legislation; rating agency actions that affect the issuer’s ability to refinance maturing obligations or issue new debt at a reasonable cost; changes in the priority and amount of pensions and other obligations owed to workers; developments in restructuring or settlement negotiations; and other political and economic factors. Changes in loss estimates may also be affected by the Company’s loss mitigation efforts and other variables.

Changes in the Company’s loss estimates for structured finance transactions can be influenced by the performance of the assets supporting those transactions, by macroeconomic factors and by specific actions taken to mitigate losses. For example, changes over a reporting period in the Company’s loss estimates for its RMBS transactions may be influenced by factors such as the level and timing of loan defaults experienced, changes in housing prices, discount rates and results from the Company’s loss mitigation activities. In recent years, expected losses to be paid (recovered) for U.S. RMBS have also been affected by changes in the amount of recoveries on first lien deferred principal balances and second lien charged-off loans.

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

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Second Quarter		Six Months
Accounting Model	June 30, 2025	December 31, 2024	2025	2024	2025	2024
	(in millions)
Insurance (see Note 5)	$171	$90	$38	$19	$86	$12
FG VIEs (see Note 8)	16	16	(1)	1	(1)	1
Credit derivatives (see Note 6)	(1)	—	(1)	1	(64)	1
Total	$186	$106	$36	$21	$21	$14

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts, which are accounted for under one of the following accounting models: insurance, derivative or FG VIE. The Company used risk-free rates for U.S. and non-U.S. currencies that ranged from 1.84% to 5.48% with a weighted average of 4.15% as of June 30, 2025 and 1.98% to 5.22% with a weighted average of 4.38% as of December 31, 2024.

Net Expected Loss to be Paid (Recovered)
Roll Forward

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$150	$433	$106	$505
Economic loss development (benefit) due to:
Accretion of discount	2	4	3	9
Changes in discount rates	1	1	6	(2)
Changes in timing and assumptions	33	16	12	7
Total economic loss development (benefit) (1)	36	21	21	14
Net (paid) recovered losses (1)	—	(7)	59	(72)
Net expected loss to be paid (recovered), end of period	$186	$447	$186	$447
____________________
(1)    Six months 2025 amounts include recoveries recognized in connection with the resolution of the LBIE litigation. See Note 6, Contracts Accounted for as Credit Derivatives, for additional information.

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Second Quarter 2025
Sector	Net Expected Loss to be Paid (Recovered) as of March 31, 2025	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2025
	(in millions)
Public finance:
U.S. public finance	$35	$24	$(6)	$53
Non-U.S. public finance	122	18	(1)	139
Public finance	157	42	(7)	192
Structured finance:
U.S. RMBS	(37)	(6)	8	(35)
Other structured finance	30	—	(1)	29
Structured finance	(7)	(6)	7	(6)
Total	$150	$36	$—	$186

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

	Second Quarter 2024
Sector	Net Expected Loss to be Paid (Recovered) as of March 31, 2024	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2024
	(in millions)
Public finance:
U.S. public finance	$378	$12	$(16)	$374
Non-U.S. public finance	20	17	—	37
Public finance	398	29	(16)	411
Structured finance:
U.S. RMBS	(2)	(10)	12	—
Other structured finance	37	2	(3)	36
Structured finance	35	(8)	9	36
Total	$433	$21	$(7)	$447

	Six Months 2025
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2024	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2025
	(in millions)
Public finance:
U.S. public finance	$18	$53	$(18)	$53
Non-U.S. public finance	98	42	(1)	139
Public finance	116	95	(19)	192
Structured finance:
U.S. RMBS	(43)	(9)	17	(35)
Other structured finance (2)	33	(65)	61	29
Structured finance	(10)	(74)	78	(6)
Total	$106	$21	$59	$186

	Six Months 2024
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2023	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2024
	(in millions)
Public finance:
U.S. public finance	$398	$9	$(33)	$374
Non-U.S. public finance	20	17	—	37
Public finance	418	26	(33)	411
Structured finance:
U.S. RMBS	43	(13)	(30)	—
Other structured finance	44	1	(9)	36
Structured finance	87	(12)	(39)	36
Total	$505	$14	$(72)	$447
____________________
(1)    Amounts are net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”
(2)    Six months 2025 amounts include recoveries recognized in connection with the resolution of the LBIE litigation. See Note 6, Contracts Accounted for as Credit Derivatives, for additional information.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The tables above include (i) net LAE paid (recovered) of $5 million, $13 million, $(56) million and $20 million for second quarter 2025, second quarter 2024, six months 2025 and six months 2024, respectively, and (ii) net expected LAE to be paid of $8 million as of June 30, 2025 and $11 million as of December 31, 2024.

Public Finance

The largest components of the public finance net expected losses to be paid (recovered) relate to certain healthcare and U.K. regulated utility exposures. The total net expected loss to be paid for U.S. public finance exposures is net of expected recoveries of $258 million and $262 million as of June 30, 2025 and December 31, 2024, respectively, for certain claims that have already been paid. In second quarter 2025, the economic loss development for public finance transactions was primarily attributable to higher expected losses for certain healthcare and U.K. regulated utility exposures. In six months 2025, the economic loss development for public finance transactions was primarily attributable to higher expected losses for certain U.K. regulated utility exposures, Puerto Rico Electric Power Authority (PREPA) and certain healthcare exposures.

U.K. Regulated Utility and European Renewable Energy

As of June 30, 2025, the Company insures net par of £3.8 billion (or $5.3 billion) of BIG U.K. regulated utility and €792 million (or $934 million) of BIG European renewable energy transactions that are experiencing operational strain.

As of June 30, 2025, the Company had $2.4 billion of net par outstanding of Thames Water Utilities Finance PLC (Thames), a BIG U.K. regulated utility. All of the Company’s insured exposure to Thames is to senior Class A debt at the regulated operating company level and not holding company debt or subordinated debt. The Company, as part of the Thames senior Class A creditors, continues to engage the Water Services Regulation Authority (the governmental body responsible for the economic regulation of the privatized water and sewage industry in England and Wales, or Ofwat), His Majesty’s Treasury, and other members of the U.K. Government in restructuring negotiations, and is taking other actions to work out this insured credit. The first scheduled principal payment that comes due under the Company’s Thames exposure is in 2037. The Company is actively working to mitigate losses and reduce risk.

Following sustained controversy about the failures in the wider water sector, the U.K. Government formed an independent commission to conduct a wide ranging review (known as the Cunliffe review) in recognition of the need for fundamental reform. It is the most comprehensive review since the industry’s privatization and covers a wide range of topics, including regulatory reform, company governance, long term investment, the legislative framework and overall strategy and planning in the water system. Key amongst the many recommendations in its final report was the overhaul of the regulatory system and the consolidation of the U.K. water utility regulators into a single regulator. Some of the recommendations, if implemented, are expected to improve the financial condition of the Company’s insured obligations. The U.K. Government is reviewing the report.

Healthcare

Certain BIG healthcare exposures are experiencing rising labor costs due to competition for labor and shortages in certain markets. Additionally, inflation has increased the cost of medical supplies, medical equipment and pharmacy products, while U.S. hospitals with large Medicaid and Medicare payor mixes have not seen reimbursement levels keep pace with rising costs and may be further impacted by recent cuts to Medicaid funding that will go into effect in 2026 and 2027. The combined revenue and expense challenges have led to cash flow and liquidity stress in certain transactions. In addition, certain credits are struggling to make, or are in dispute as to who should fund, necessary capital expenditures and improvements to facilities.

Puerto Rico

All of the Company’s exposure to the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and its various authorities and public corporations is rated BIG. The Company’s Puerto Rico net par and net debt service outstanding as of June 30, 2025 were $637 million and $742 million, respectively, compared with net par and net debt service outstanding as of December 31, 2024 of $637 million and $756 million, respectively.

Defaulting Puerto Rico Exposure

As of June 30, 2025, the Company’s only unresolved outstanding insured Puerto Rico exposure subject to a payment default was PREPA. As of June 30, 2025, the Company’s PREPA net par and debt service outstanding were $532 million and

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
$617 million, respectively. As of December 31, 2024, the Company’s PREPA net par and debt service outstanding were $532 million and $629 million, respectively. The PREPA bonds are secured by a lien on the net revenues of the electric system. The default of PREPA’s obligations has been the subject of restructuring negotiations, mediation and litigation since 2014.

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

Certain legal actions involving the Company and relating to defaults by the Commonwealth and its authorities and public corporations were resolved in 2022. The remaining proceedings relate to PREPA’s default, including recently active proceedings and a number of proceedings that remain stayed pending the U.S. District Court for the District of Puerto Rico’s (Federal District Court of Puerto Rico) determination on the FOMB PREPA Plan, as described below in PREPA – Current Proceedings, Plan of Adjustment and Disclosure Statement.

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

On November 30, 2023, the Company filed a notice of appeal with the U.S. Court of Appeals for the First Circuit (First Circuit) for portions of the March 22, 2023 decision, including the lien scope ruling and the need for a claim estimation proceeding, as well as the June 26, 2023 claim estimation ruling. On June 12, 2024, the First Circuit held that bondholders have a claim against PREPA for the full principal amount of the bonds, plus matured interest, that there was no need for a claim estimation proceeding because the PREPA bonds specify the amount that PREPA legally owes bondholders, and that the claim is secured by PREPA’s net revenues, including future net revenues.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
In light of the decision by the First Circuit described above in Lien Challenge Adversary Proceeding and Appeal, in March 2025, the Federal District Court of Puerto Rico ordered the parties to propose an agreed proposal or competing proposals for a litigation schedule for resolving certain key issues related to PREPA bondholders’ claims prior to a further FOMB PREPA Plan confirmation hearing. On March 13, 2025, the parties submitted competing proposals. At an Omnibus Hearing held on March 19, 2025, the Federal District Court of Puerto Rico indicated that it would allow the bondholders, including the Company, to litigate an administrative expense claim based on PREPA’s post-petition use of the bondholders’ collateral and that the parties could revisit the possibility of litigating other key issues at a later time. On July 23, 2025, the Federal District Court of Puerto Rico heard oral arguments on the administrative expense claim, and ordered the parties to submit a discovery schedule by August 18, 2025 and a joint status report by August 25, 2025.

As directed by the Federal District Court of Puerto Rico at the March 19, 2025 Omnibus Hearing, the FOMB filed on March 28, 2025 its Fifth Amended Title III Plan of Adjustment and related Disclosure Statement for informational purposes of the parties.

FOMB Board. On August 5, 2025, the FOMB announced that the U.S. administration terminated five of its seven board members.

PREPA Mediation and Stayed Proceedings

On July 10, 2024, the Federal District Court of Puerto Rico ordered the FOMB and bondholders to resume mediation and instituted a 60-day stay of all PREPA litigation. The Federal District Court of Puerto Rico most recently extended the PREPA litigation stay indefinitely and the term of mediation through October 31, 2025. Following the Omnibus Hearing held on March 19, 2025, the Federal District Court of Puerto Rico partially lifted the PREPA litigation stay, and indicated that the PREPA litigation stay otherwise remains in place for the time being.

The following proceedings involving the Company and relating to the default by PREPA remain stayed in the Federal District Court of Puerto Rico pending its determination on the FOMB PREPA Plan:

•    The Company’s motion to compel the FOMB to certify the PREPA restructuring support agreement executed in May 2019 (PREPA RSA) for implementation under Title VI of PROMESA.

•    The Company’s motion to dismiss PREPA’s Title III Bankruptcy proceeding or, in the alternative, to lift the PROMESA automatic stay to allow for the appointment of a receiver.

•    Adversary complaint by certain fuel line lenders of PREPA against the Company, among other parties, including various PREPA bondholders and bond insurers, seeking, among other things, declarations that there is no valid lien securing the PREPA bonds unless and until such lenders are paid in full, as well as orders subordinating the PREPA bondholders’ lien and claims to such lenders’ claims, and declaring the PREPA RSA null and void.

•    The Company’s motion to intervene in a lawsuit by the retirement system for PREPA employees against, among others, the FOMB, PREPA, the Commonwealth, and the trustee for PREPA bondholders seeking, among other things, declarations that there is no valid lien securing the PREPA bonds other than on amounts in the sinking funds, and order subordinating the PREPA bondholders’ lien and claim to the PREPA employees’ claims.

Non-Defaulting Puerto Rico Exposure

As of both June 30, 2025 and December 31, 2024, the Company had approximately $92 million of remaining non-defaulting Puerto Rico net par outstanding related primarily to the Puerto Rico Municipal Finance Agency (MFA). The MFA exposures are secured by a lien on local tax revenues and remain current on debt service payments.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Economic Loss Development (Benefit)
U.S. RMBS

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in millions)
First lien U.S. RMBS	$(4)	$(2)	$(2)	$(3)
Second lien U.S. RMBS	(2)	(8)	(7)	(10)
Total U.S. RMBS economic loss development (benefit)	$(6)	$(10)	$(9)	$(13)

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

Key Assumptions in Base Scenario Expected Loss Estimates
First Lien U.S. RMBS

	As of June 30, 2025				As of December 31, 2024
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	0.0%	-	8.4%	3.2%	0.0%	-	8.8%	3.4%
Final CDR	0.0%	-	0.4%	0.2%	0.0%	-	0.4%	0.2%
Initial loss severity	40.0%	-	50.0%	43.0%	40.0%	-	50.0%	43.1%
Future recovery for deferred principal balances	50%				50%
Liquidation rates (1)	20%	-	50%		20%	-	50%
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

The Company establishes its scenarios by increasing and decreasing the periods and levels of stress from those used in the base scenario. In the Company’s most stressful scenario where 20% of deferred principal balances are assumed to be recovered, loss severities experience stress for nine years and the initial ramp-down of the CDR was assumed to occur over 16 months, expected loss to be paid would increase from current projections by approximately $32 million for all first lien U.S. RMBS transactions. In the Company’s least stressful scenario where 80% of deferred principal balances are assumed to be recovered, the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over eight months), expected loss to be paid would decrease from current projections by approximately $30 million for all first lien U.S. RMBS transactions.

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

Key Assumptions in Base Scenario Expected Loss Estimates
HELOCs

	As of June 30, 2025				As of December 31, 2024
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	0.2%	–	6.7%	2.6%	0.0%	–	5.6%	2.2%
Final CDR	0.0%	–	0.3%	0.1%	0.0%	–	0.3%	0.1%
Liquidation rates (1)	20%	–	55%		20%	–	55%
Loss severity on future defaults	98%				98%
Projected future recoveries on previously charged-off loans	50%				50%
____________________
(1)    The liquidation rates range from current but recently delinquent loans to foreclosed loans.

The Company modeled scenarios with a longer period of elevated defaults and others with a shorter period of elevated defaults as well as various levels of assumed recoveries. In the Company’s most stressful scenario, assuming 20% recoveries on charged-off loans, increasing the CDR plateau to 42 months, increasing the ramp-down by four months to 16 months (for a total stress period of 58 months) and using the ultimate prepayment rate of 15% would decrease the expected recovery by approximately $75 million for HELOC transactions. On the other hand, in the Company’s least stressful scenario, assuming 80% recoveries on charged-off loans, reducing the CDR plateau to 30 months, decreasing the length of the CDR ramp-down to eight months (for a total stress period of 38 months) and lowering the ultimate prepayment rate to 10% would increase the expected recovery by approximately $75 million for HELOC transactions.

Recovery Litigation and Dispute Resolution

In the ordinary course of their respective businesses, certain of AGL’s subsidiaries are involved in litigation or other dispute resolution with third parties to recover insurance losses paid or return benefits received in prior periods or prevent or reduce losses in the future. For example, the Company has asserted claims in a number of legal proceedings in connection with its exposure to Puerto Rico. See above for a discussion of the Company’s exposure to Puerto Rico and related recovery litigation being pursued by the Company. The impact, if any, of these and other proceedings on the amount of recoveries the Company ultimately receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company’s financial statements.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Premiums

Net Earned Premiums

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in millions)
Financial guaranty insurance:
Scheduled net earned premiums	$75	$72	$151	$143
Accelerations from refundings and terminations	4	3	9	42
Accretion of discount on net premiums receivable	9	8	18	15
Financial guaranty insurance net earned premiums	88	83	178	200
Specialty net earned premiums	1	1	2	3
Net earned premiums	$89	$84	$180	$203

Gross Premium Receivable,
Net of Commissions Payable on Assumed Business and Allowance for Credit Losses
Roll Forward

	Six Months
	2025	2024
	(in millions)
Beginning of year	$1,551	$1,468
Less: Specialty insurance premium receivable	1	1
Financial guaranty insurance premiums receivable	1,550	1,467
New business and supplemental premiums, net of commissions	124	220
Gross premiums received, net of commissions	(154)	(188)
Adjustments:
Changes in the expected term and debt service assumptions	(7)	(29)
Accretion of discount, net of commissions on assumed business	17	11
Foreign exchange gain (loss) on remeasurement	101	(10)
Change in allowance for credit losses	(1)	—
Financial guaranty insurance premium receivable	1,630	1,471
Specialty insurance premium receivable	1	1
June 30,	$1,631	$1,472

Approximately 69% of gross premiums receivable, net of commissions payable, as of both June 30, 2025 and December 31, 2024, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Insurance
Expected Future Premium Collections and Earnings

	As of June 30, 2025
		Future Net Premiums to be Earned (2)
	Future Premiums to be Collected (1)	Earnings of Deferred Premium Revenue	Accretion of Discount	Total
	(in millions)
2025 (July 1 - September 30)	$76	$77	$10	$87
2025 (October 1 - December 31)	43	76	10	86
Subtotal 2025	119	153	20	173
2026	141	286	37	323
2027	132	267	34	301
2028	125	253	32	285
2029	113	236	30	266
2030-2034	446	939	127	1,066
2035-2039	342	615	92	707
2040-2044	262	405	61	466
2045-2049	198	268	35	303
2050-2054	121	139	15	154
After 2054	129	108	13	121
Total	$2,128	$3,669	$496	$4,165
____________________
(1)    Net of assumed commissions payable.
(2)    Net of reinsurance.

Selected Information for Financial Guaranty Insurance Policies with Premiums Paid in Installments

	As of
	June 30, 2025	December 31, 2024
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,630	$1,550
Deferred premium revenue	1,870	1,901
Weighted-average risk-free rate used to discount premiums	2.5%	2.5%
Weighted-average period of premiums receivable (in years)	12.1	12.3

Insurance Contracts’ Losses Reported in the Consolidated Financial Statements

Loss reserves and salvage and subrogation recoverable are discounted at risk-free rates for financial guaranty insurance obligations that ranged from 1.84% to 5.48% with a weighted average of 4.16% as of June 30, 2025 and 1.98% to 5.22% with a weighted average of 4.38% as of December 31, 2024.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following table provides information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance.

Net Reserve (Salvage) by Sector

	As of
Sector	June 30, 2025	December 31, 2024
	(in millions)
Public finance:
U.S. public finance	$19	$(14)
Non-U.S. public finance	25	5
Public finance	44	(9)
Structured finance:
U.S. RMBS	(138)	(151)
Other structured finance	28	33
Structured finance	(110)	(118)
Total	$(66)	$(127)

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

Reconciliation of Net Expected Loss to be Paid (Recovered) to Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of June 30, 2025
(in millions)
Net expected loss to be paid (recovered) - financial guaranty insurance	$170
Contra-paid, net	23
Salvage and subrogation recoverable, net	380
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(313)
Net expected loss to be expensed (present value)	$260

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of June 30, 2025
(in millions)
2025 (July 1 - September 30)	$3
2025 (October 1 - December 31)	4
Subtotal 2025	7
2026	14
2027	17
2028	19
2029	19
2030-2034	80
2035-2039	39
2040-2044	20
2045-2049	26
2050-2054	17
After 2054	2
Net expected loss to be expensed (present value)	260
Future expected accretion	36
Total expected future loss and LAE	$296

The following table presents the loss and LAE (benefit) reported in the condensed consolidated statements of operations by sector for insurance contracts.

Loss and LAE (Benefit) by Sector

	Second Quarter		Six Months
Sector	2025	2024	2025	2024
	(in millions)
Public finance:
U.S. public finance	$15	$1	$51	$(1)
Non-U.S. public finance	14	—	20	—
Public finance	29	1	71	(1)
Structured finance:
U.S. RMBS	$—	$(5)	—	(3)
Other structured finance	(1)	2	(3)	1
Structured finance	(1)	(3)	(3)	(2)
Loss and LAE (benefit)	$28	$(2)	$68	$(3)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of June 30, 2025

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	91	13	98	202	202
Remaining weighted-average period (in years)	11.6	24.5	5.5	16.8	16.8

Outstanding exposure:
Par	$5,534	$3,546	$1,412	$10,492	$10,478
Interest	3,395	4,899	392	8,686	8,684
Total (2)	$8,929	$8,445	$1,804	$19,178	$19,162

Expected cash outflows (inflows)	$129	$2,659	$1,342	$4,130	$4,121
Potential recoveries (3)	(367)	(2,412)	(1,146)	(3,925)	(3,915)
Subtotal	(238)	247	196	205	206
Discount	45	(63)	(18)	(36)	(36)
Expected losses to be paid (recovered)	$(193)	$184	$178	$169	$170

Deferred premium revenue	$198	$142	$112	$452	$452
Reserves (salvage)	$(235)	$76	$91	$(68)	$(67)

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

The components of the Company’s credit derivative net par outstanding by sector are presented in the table below. The estimated remaining weighted average life of credit derivatives was 9.0 years and 8.4 years as of June 30, 2025 and December 31, 2024, respectively.

 Credit Derivatives (1)

	As of June 30, 2025		As of December 31, 2024
Sector	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$1,002	$(11)	$1,025	$(12)
Non-U.S. public finance	1,670	(16)	2,044	(15)
U.S. structured finance	145	(2)	150	(2)
Non-U.S. structured finance	1,021	—	993	—
Total	$3,838	$(29)	$4,212	$(29)
____________________
(1)    See Note 4, Expected Loss to be Paid (Recovered), for expected loss to be paid on credit derivatives.

Fair Value Gains (Losses) on Credit Derivatives

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in millions)
Realized gains (losses) and other settlements	$—	$1	$105	$—
Net unrealized gains (losses)	1	5	—	16
Fair value gains (losses) on credit derivatives	$1	$6	$105	$16

On November 28, 2011, LBIE sued AG Financial Products Inc. (AGFP), a subsidiary of AGL, which, in the past, had provided credit protection to counterparties under CDS. Following defaults by LBIE under transaction documents governing CDS between LBIE and AGFP, AGFP terminated the CDS in compliance with the transaction documents and properly calculated that LBIE owed AGFP approximately $25 million in connection with the termination, whereas LBIE asserted in its complaint filed in the Supreme Court of the State of New York (the Court) that AGFP owed LBIE a termination payment of approximately $1.4 billion. Following a bench trial, on March 8, 2023, the Court rendered its decision and found in favor of AGFP. Following the exhaustion of LBIE’s appeals, the Company recognized a realized gain on credit derivatives in the first quarter of 2025 of $103 million, which represents the full satisfaction of the judgment it was awarded and its claims for attorneys’ fees, expenses and interest in connection with this litigation.

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

CDS Spread on AG (in basis points)

	As of June 30, 2025	As of December 31, 2024	As of June 30, 2024	As of December 31, 2023
Five-year CDS spread	74	75	67	66
One-year CDS spread	25	25	22	23

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AG Credit Spread

	As of
	June 30, 2025	December 31, 2024
	(in millions)
Fair value of credit derivatives before effect of AG credit spread	$(58)	$(64)
Plus: Effect of AG credit spread	29	35
Net fair value of credit derivatives	$(29)	$(29)

The fair value of CDS contracts as of June 30, 2025, before considering the benefit applicable to AG’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions, sometimes related to downgrades, compared with those at the time of underwriting for certain underlying credits with longer tenor.

7.    Investments

The largest component of the investment portfolio is fixed-maturity securities, the majority of which are investment grade and managed by outside managers. The Company has established investment guidelines for these investment managers regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector.

Investment Portfolio
Carrying Value

	As of
	June 30, 2025	December 31, 2024
	(in millions)
Fixed-maturity securities, available-for-sale	$6,498	$6,369
Fixed-maturity securities, trading	137	147
Short-term investments	939	1,221
Other invested assets:
Equity method investments:
Ownership interest in Sound Point	412	418
Funds and other investments	567	496
Other	16	12
Total (1)	$8,569	$8,663
____________________
(1)    In the investment portfolio, the aggregate carrying value of Sound Point managed investments was $582 million and $569 million as of June 30, 2025 and December 31, 2024, respectively, excluding the Company’s ownership interest in Sound Point of $412 million and $418 million as of June 30, 2025 and December 31, 2024, respectively, and excluding certain investments in funds that are accounted for as CIVs.

As of June 30, 2025 and December 31, 2024, 13.4% and 12.6%, respectively, of available-for-sale fixed-maturity securities were either rated BIG or not rated, primarily consisting of Loss Mitigation Securities and collateralized loan obligation (CLO) equity tranches. As of June 30, 2025 and December 31, 2024, the carrying value of Loss Mitigation Securities was $503 million and $479 million, respectively. In July 2025, the Company’s largest Loss Mitigation Security with a carrying value of $408 million as of June 30, 2025 reached its final resolution and was paid down after liquidation of the trust assets. This paydown had no significant effect on the consolidated statement of operations. As of June 30, 2025 and December 31, 2024, the carrying value of CLO equity tranches was $238 million and $277 million, respectively. Fixed-maturity securities classified as trading securities primarily include contingent value instruments (CVIs) and are not rated.

The investment portfolio includes $923 million in alternative investments primarily consisting of (i) CLO equity securities classified as available-for-sale fixed-maturity securities, and (ii) $583 million of investments across various asset classes that are reported in other invested assets. In addition, as of June 30, 2025 and December 31, 2024, $40 million and $33 million, respectively, of the Company’s total alternative investments was invested in a Sound Point managed fund which was reported in “assets of CIVs,” “other liabilities” and “nonredeemable noncontrolling interests.” See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles. The Company’s alternative investment commitments as of

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
June 30, 2025 include $567 million in unfunded commitments which together with its $923 million in funded commitments total $1.5 billion, including a $1 billion commitment to invest in Sound Point managed alternative investments, subject to certain conditions precedent. Capital allocated to alternative investments was committed to several funds pursuing various strategies, including private healthcare investing, asset-based/specialty finance and CLOs. See Note 1, Business and Basis of Presentation, for a description of the Company’s alternative investments agreement with Sound Point.

In addition to the commitments above, the Company agreed to subscribe for liquidity bonds to be issued by a U.K. regulated utility to which it has insured exposure. As of June 30, 2025, the Company purchased approximately £55 million (or $75 million) in liquidity bonds and is committed to purchase an additional £55 million (or $75 million).

Accrued investment income, which is reported in “other assets,” was $67 million as of June 30, 2025 and $64 million as of December 31, 2024.

Available-for-Sale Fixed-Maturity Securities by Security Type
As of June 30, 2025

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in millions)
Obligations of state and political subdivisions	27%	$1,851	$(12)	$28	$(95)	$1,772
U.S. government and agencies	1	42	—	1	(5)	38
Corporate securities (2)	42	2,826	(6)	57	(131)	2,746
Mortgage-backed securities (3):
RMBS	10	670	(24)	5	(58)	593
Commercial mortgage-backed securities (CMBS)	2	150	—	2	(1)	151
Asset-backed securities:
CLOs	8	554	(5)	6	(28)	527
Other (4)	9	583	—	4	(1)	586
Non-U.S. government securities	1	89	—	4	(8)	85
Total available-for-sale fixed-maturity securities	100%	$6,765	$(47)	$107	$(327)	$6,498

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
____________________
(1)Percentages are based on amortized cost.
(2)Corporate securities include securities issued by taxable universities and hospitals.
(3)U.S. government-agency obligations represented 73% and 68% of mortgage-backed securities as of June 30, 2025 and December 31, 2024, respectively, based on fair value.
(4)This category includes an investment in an affiliated entity with amortized cost of $41 million and fair value of $42 million as of both June 30, 2025 and December 31, 2024.

Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of June 30, 2025

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$288	$(5)	$833	$(89)	$1,121	$(94)
U.S. government and agencies	2	—	12	(5)	14	(5)
Corporate securities	225	(3)	849	(100)	1,074	(103)
Mortgage-backed securities:
RMBS	82	(1)	115	(7)	197	(8)
CMBS	—	—	65	(1)	65	(1)
Asset-backed securities:
CLOs	87	(6)	29	—	116	(6)
Other	79	(1)	10	—	89	(1)
Non-U.S. government securities	—	—	20	(8)	20	(8)
Total	$763	$(16)	$1,933	$(210)	$2,696	$(226)
Number of securities (1)		275		906		1,165

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

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of June 30, 2025 and December 31, 2024 were primarily related to higher interest rates rather than credit quality. As of June 30, 2025, the Company did not intend to and was not required to sell investments in an unrealized loss position prior to the expected recovery in value. As of June 30, 2025, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 321 securities had unrealized losses in excess of 10% of their carrying value, whereas as of December 31, 2024, 438 securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $169 million as of June 30, 2025 and $223 million as of December 31, 2024.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2025 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of June 30, 2025

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$166	$167
Due after one year through five years	1,385	1,391
Due after five years through 10 years	2,109	2,074
Due after 10 years	2,285	2,122
Mortgage-backed securities:
RMBS	670	593
CMBS	150	151
Total	$6,765	$6,498

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements or otherwise pledged or restricted totaled $79 million as of both June 30, 2025 and December 31, 2024. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or are otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements with a fair value of $1,092 million and $1,135 million as of June 30, 2025 and December 31, 2024, respectively.

Income from Investments

The components of income derived from the investment portfolio are presented in the following tables.

Income from Investments

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in millions)
Investment income:
Fixed-maturity securities, available-for-sale (1)	$77	$60	$151	$122
Short-term investments	12	22	25	45
Other invested assets	1	—	2	—
Investment income	90	82	178	167
Investment expenses	(1)	(1)	(2)	(2)
Net investment income	$89	$81	$176	$165

Fair value gains (losses) on trading securities (2)	$2	$17	$3	$43

Equity in earnings (losses) of investees:
Ownership interest in Sound Point	$(1)	$(3)	$12	$1
Funds and other investments	4	8	44	28
Equity in earnings (losses) of investees	$3	$5	$56	$29
____________________
(1)    Amounts include $7 million income on Loss Mitigation Securities for both second quarter 2025 and second quarter 2024, and $14 million for both six months 2025 and six months 2024. The increase in second quarter 2025 and six months 2025 is primarily due to investment income on CLO equity tranches in the available-for-sale portfolio. Certain CLO equity tranche investments were reclassified to the available-for-sale fixed-maturity portfolio in the fourth quarter of 2024, with interest income now reported in net investment income, and changes in fair value reported in other comprehensive income (OCI). The Company had previously held the CLO equity tranches in a Sound Point managed fund with changes in net asset value (NAV) reported in “equity in earnings (losses) of investees.”
(2)    Fair value gains on trading securities pertaining to securities still held as of June 30, 2025 were $2 million for second quarter 2025 and $3 million for six months 2025. Fair value gains on trading securities pertaining to securities still held as of June 30, 2024 were $14 million for second quarter 2024 and $31 million for six months 2024.

Fair Value Gains (Losses) on Trading Securities

A majority of the trading securities are Puerto Rico CVIs. In 2022, as a result of the resolution of certain defaulting Puerto Rico exposures, the Company received Puerto Rico CVIs, along with other consideration. The CVIs are intended to provide creditors with additional recoveries tied to the outperformance of the Puerto Rico 5.5% sales and use tax receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. As of June 30, 2025, the remaining CVIs had a fair value of $117 million. The Company may sell in the future any CVIs it continues to hold.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in millions)
Gross realized gains on sales of available-for-sale securities	$1	$1	$4	$2
Gross realized losses on sales of available-for-sale securities	(1)	(4)	(9)	(7)
Net foreign currency gains (losses)	—	(2)	(1)	(2)
Change in the allowance for credit losses and intent to sell	(3)	(2)	(13)	8
Other net realized gains (losses)	(3)	1	(3)	1
Net realized investment gains (losses)	$(6)	$(6)	$(22)	$2

The proceeds from sales of fixed-maturity securities classified as available-for-sale were $211 million in second quarter 2025, $129 million in second quarter 2024, $427 million in six months 2025 and $488 million in six months 2024.

The following table presents the roll forward of the allowance for the credit losses on available-for-sale fixed-maturity securities.

Roll Forward of Allowance for Credit Losses
for Available-for-Sale Fixed-Maturity Securities

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in millions)
Balance, beginning of period	$45	$67	$60	$77
Additions for securities for which credit losses were not previously recognized	3	—	3	—
Additions (reductions) for securities for which credit losses were previously recognized	(1)	2	9	(8)
Write-offs charged against the allowance	—	—	(25)	—
Balance, end of period	$47	$69	$47	$69

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

The Company has elected the fair value option (FVO) for the assets and liabilities of all of its structured finance FG VIEs, except for one VIE consolidated in second quarter 2025, and subsequently deconsolidated in July 2025. Upon consolidation, the assets and liabilities of this VIE were recorded pursuant to the guidance in ASC 805, Business Combinations, which specifies that the VIE’s assets and liabilities are recorded at fair value except for a contract asset which is recognized and measured pursuant to ASC 606, Revenue from Contracts with Customers. Upon initial adoption of the accounting guidance for VIEs in 2010, the Company elected to fair value its structured finance FG VIEs’ assets and liabilities as the carrying amount transition method was not practical. To allow for consistency in the accounting for the assets and liabilities of its consolidated FG VIEs, the Company elects the FVO if permissible under GAAP based on the nature of the VIE’s assets and liabilities. The change in fair value of all structured finance FG VIEs’ assets and liabilities is reported in “fair value gains (losses) on FG VIEs” in the condensed consolidated statement of operations, except for the change in fair value attributable to the change in instrument-specific credit risk (ISCR) on the structured finance FG VIEs’ liabilities for which the FVO was elected, which is reported in OCI. Interest income and interest expense are derived from the trustee reports and are also included in “fair value gains (losses) on FG VIEs.”

As of June 30, 2025 and December 31, 2024, the Company consolidated 24 and 23 structured finance FG VIEs, respectively.

Components of FG VIE Assets and Liabilities

Net fair value gains and losses on FG VIEs are expected to reverse to zero by the maturity of the FG VIEs’ debt, except for net premiums received and net claims paid by AG under its financial guaranty insurance contracts. The Company’s estimate of expected loss to be paid (recovered) for FG VIEs is included in Note 4, Expected Loss to be Paid (Recovered).

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The table below shows the carrying value of FG VIEs’ assets and liabilities, segregated by type of collateral.

Consolidated FG VIEs by Type of Collateral

	As of
	June 30, 2025	December 31, 2024
	(in millions)
FG VIEs’ assets:
U.S. RMBS (3)	$144	$147
Other (includes $32 at fair value in 2025) (1) (2)	67	—
Total FG VIEs’ assets	$211	$147
FG VIEs’ liabilities with recourse:
U.S. RMBS (3)	$152	$155
Other, at fair value (2)	34	—
Total FG VIEs’ liabilities with recourse	$186	$155
FG VIEs’ liabilities without recourse:
U.S. RMBS (3)	$9	$9
Other (includes $6 at fair value in 2025) (2)	7	—
Total FG VIEs’ liabilities without recourse	$16	$9
____________________
(1)    Includes a contract asset related to a services agreement of approximately $35 million as of June 30, 2025 accounted for in accordance with ASC 606, Revenue from Contracts with Customers, as well as debt and equity investments, and cash and cash equivalents.
(2)     Other amounts represent the assets and liabilities of the FG VIE that was consolidated on June 30, 2025.
(3)    U.S. RMBS assets and liabilities are measured at fair value under the FVO.

The inception-to-date change in fair value of the FG VIEs’ liabilities with recourse measured at fair value under the FVO, attributable to the ISCR is calculated by holding all current period assumptions constant for each security and isolating the effect of the change in the Company’s CDS spread from the most recent date of consolidation to the current period. In general, if the Company’s CDS spread tightens, more value will be assigned to the Company’s credit; however, if the Company’s CDS spread widens, less value is assigned to the Company’s credit.

Selected Information for FG VIEs’ Assets and Liabilities
Measured under the FVO

	As of
	June 30, 2025	December 31, 2024
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$259	$264
FG VIEs’ liabilities with recourse	34	38
FG VIEs’ liabilities without recourse	16	16
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	23	27
Unpaid principal for FG VIEs’ liabilities with recourse (1)	186	193
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
recourse against the assets of the Company, other than the assets of such applicable CIVs. Liquidity available at the Company’s CIVs is not available for corporate liquidity needs, except to the extent of the Company’s investment in the funds, subject to redemption provisions.

As of June 30, 2025 and December 31, 2024, the Company consolidated one active CIV with assets of $121 million and $101 million, respectively, consisting primarily of investments with Sound Point affiliated entities.
Noncontrolling Interest in FG VIEs and CIVs

Noncontrolling interest (NCI) represents the portion of the consolidated FG VIEs and CIVs not owned by the Company and includes ownership interests of third parties and former employees. The NCI is nonredeemable and presented on the statement of shareholders’ equity.

Non-Consolidated VIEs

As described in Note 3, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 15 thousand policies monitored as of June 30, 2025, approximately 14 thousand policies are not within the scope of FASB ASC 810, Consolidation, because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of June 30, 2025 and December 31, 2024, the Company identified 51 and 50 policies, respectively, that contain provisions and experienced events that may trigger consolidation.

The Company holds variable interests in non-FG VIEs which are not consolidated, as the Company is not the primary beneficiary. As of June 30, 2025, the Company’s maximum exposure to losses relating to these VIEs was $798 million, which is limited to the carrying value of these assets.

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

Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on either (i) internally developed models that primarily use, as inputs, market-based or independently sourced market parameters (including, but not limited to, yield curves, interest rates and debt prices) or (ii) discounted cash flows using a third party’s proprietary pricing models. In addition to market information, when applicable, the models also incorporate transaction details, such as the instrument’s maturity and contractual features that reduce the Company’s credit exposure (e.g., collateral rights).

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing transparency for certain products changes, the Company may refine its methodologies and assumptions. During six months 2025, no changes were made to the Company’s valuation models that had (or are expected to have) a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

There were transfers of securities into Level 3 in the investment portfolio and CIVs due to changes in observability of pricing inputs in six months 2024. There were no other transfers from or into Level 3 during the periods presented.

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

As of June 30, 2025, the Company used models to price 173 securities. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined based on an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts; and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which could have significantly affected the fair value of the securities.

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

The fair value of the Company’s credit derivative contracts generally represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the credit derivatives’ contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. A credit derivative liability on protection sold is the result of contractual cash inflows on in-force transactions that are lower than what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the reporting date. Consistent with previous years, market conditions as of June 30, 2025 were such that market prices of the Company’s CDS contracts were not available.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

In the Company’s valuation model, the current premium is not permitted to go below the minimum rate that the Company would charge to assume similar risks in the reporting period. This assumption can have the effect of limiting the amount of unrealized gains that are recognized on certain CDS contracts. The minimum premium had no effect on the fair value of CDS contracts as of both June 30, 2025 and December 31, 2024.

FG VIEs’ Assets and Liabilities

Structured finance FG VIEs’ assets and liabilities for which the Company elected the FVO are carried at fair value and classified as Level 3. The fair value of the residential mortgage loans in the FG VIEs’ assets is generally sensitive to changes in estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; and, as applicable, house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to some of these inputs could have materially changed the fair value of the FG VIEs’ assets and the implied collateral losses within these transactions. In general, the fair value of the FG VIEs’ assets is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically leads to a potential decrease in the fair value of FG VIEs’ assets, while a decrease in collateral losses typically leads to an increase in the fair value of FG VIEs’ assets.

The prices of these assets and liabilities of the structured finance FG VIEs are generally determined with the assistance of an independent third party and based on a discounted cash flow approach. The third party pricing service utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security by factoring in collateral types, weighted-average lives and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithms designed to aggregate market color, received by the independent third party, on comparable bonds.

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

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of June 30, 2025

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Fixed-maturity securities, available-for-sale
Obligations of state and political subdivisions	$—	$1,762	$10	$1,772
U.S. government and agencies	—	38	—	38
Corporate securities	—	2,662	84	2,746
Mortgage-backed securities:
RMBS	—	451	142	593
CMBS	—	151	—	151
Asset-backed securities	—	136	977	1,113
Non-U.S. government securities	—	85	—	85
Total fixed-maturity securities, available-for-sale	—	5,285	1,213	6,498
Fixed-maturity securities, trading	—	133	4	137
Short-term investments	936	3	—	939
Other invested assets (1)	—	—	3	3
FG VIEs’ assets	15	8	153	176
Assets of CIVs, equity securities	—	—	121	121
Other assets	73	61	9	143
Total assets carried at fair value	$1,024	$5,490	$1,503	$8,017
Liabilities:
FG VIEs’ liabilities (2)	$—	$—	$201	$201
Other liabilities	—	—	35	35
Total liabilities carried at fair value	$—	$—	$236	$236

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
___________________
(1)    Other invested assets includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.
(2)    FG VIEs’ liabilities include those with and without recourse, some of which are measured at a fair value on a non-recurring basis as June 30, 2025. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during second quarter 2025, second quarter 2024, six months 2025 and six months 2024.

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Second Quarter 2025

	Fixed-Maturity Securities, Available-for-Sale
	Obligations of State and Political Subdivisions		Corporate	RMBS		Asset- Backed Securities		Fixed-Maturity Securities, Trading	FG VIEs’ Assets		Assets of CIVs, Equity Securities		Other (7)
	(in millions)
Fair value as of March 31, 2025	$10		$5	$144		$983		$5	$145		$118		$6
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	2	(1)	—	1	(1)	11	(1)	—	4	(2)	3	(4)	(1)	(3)
Other comprehensive income (loss)	—		10	4		10		—	—		—		—
Purchases	—		69	—		—		—	—		—		—
Sales	—		—	—		(3)		—	—		—		—
Settlements	(2)		—	(7)		(24)		(1)	(5)		—		—
Consolidations	—		—	—		—		—	9		—		—
Fair value as of June 30, 2025	$10		$84	$142		$977		$4	$153		$121		$5
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2025 included in:
Earnings								$—	$3	(2)	$3	(4)	$(1)	(3)
OCI	$—		$10	$4		$10							$—

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Second Quarter 2025

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)
	(in millions)
Fair value as of March 31, 2025	$(30)		$(163)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	1	(6)	(3)	(2)
Other comprehensive income (loss)	—		1
Settlements	—		4
Fair value as of June 30, 2025	$(29)		$(161)
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2025 included in:
Earnings	$1	(6)	$(2)	(2)
OCI			$1

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Second Quarter 2024

	Fixed-Maturity Securities, Available-for-Sale							Assets of CIVs
	Obligations of State and Political Subdivisions	RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities		Structured Products		Other (7)
	(in millions)
Fair value as of March 31, 2024	$6	$153		$821		$167		$89		$220		$5
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	4	(1)	1	(1)	(1)	(2)	4	(2)	(9)	(4)	2	(3)
Other comprehensive income (loss)	2	1		6		—		—		—		(1)
Purchases	—	—		1		—		—		22		—
Sales	—	—		—		—		—		(8)		—
Settlements	(1)	(8)		(34)		(6)		—		—		—
Fair value as of June 30, 2024	$7	$150		$795		$160		$93		$225		$6
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2024 included in:
Earnings						$(2)	(2)	$5	(2)	$(8)	(4)	$2	(3)
OCI	$2	$1		$6								$(1)

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Second Quarter 2024

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)
	(in millions)
Fair value as of March 31, 2024	$(39)		$(399)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	6	(6)	—	(2)
Other comprehensive income (loss)	—		2
Settlements	(1)		4
Fair value as of June 30, 2024	$(34)		$(393)
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2024 included in:
Earnings	$3	(6)	$2	(2)
OCI			$2

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Six Months 2025

	Fixed-Maturity Securities, Available-for-Sale
	Obligations of State and Political Subdivisions		Corporate	RMBS		Asset- Backed Securities		Fixed-Maturity Securities, Trading	FG VIEs’ Assets		Assets of CIVs, Equity Securities		Other (7)
	(in millions)
Fair value as of December 31, 2024	$10		$—	$145		$1,031		$5	$147		$99		$5
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	2	(1)	—	4	(1)	18	(1)	—	7	(2)	22	(4)	1	(3)
Other comprehensive income (loss)	—		10	6		11		—	—		—		(1)
Purchases	—		74	—		—		—	—		—		—
Sales	—		—	—		(12)		—	—		—		—
Settlements	(2)		—	(13)		(71)		(1)	(10)		—		—
Consolidations	—		—	—		—		—	9		—		—
Fair value as of June 30, 2025	$10		$84	$142		$977		$4	$153		$121		$5
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2025 included in:
Earnings								$—	$5	(2)	$22	(4)	$1	(3)
OCI	$—		$10	$6		$11							$(1)

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Six Months 2025

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)
	(in millions)
Fair value as of December 31, 2024	$(29)		$(164)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	105	(6)	(5)	(2)
Other comprehensive income (loss)	—		—
Settlements	(105)		8
Fair value as of June 30, 2025	$(29)		$(161)
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2025 included in:
Earnings	$—		$(4)	(2)
OCI			$—

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
As of June 30, 2025

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$10	Yield	5.5%	-	20.0%	7.0%
Corporate	84	Yield	8.5%	-	9.0%	8.6%
RMBS	142	Conditional prepayment rate (CPR)	0.1%	-	17.0%	3.4%
		CDR	1.4%	-	18.6%	5.4%
		Loss severity	50.0%	-	125.0%	79.9%
		Yield	7.3%	-	10.5%	8.7%
Asset-backed securities:
CLOs	527	Discount margin	1.0%	-	2.9%	2.0%
		Yield	12.8%	-	24.0%	19.0%
Others	450	Yield	5.5%	-	9.9%	5.8%
Fixed-maturity securities, trading (1)	4	Yield	4.2%	-	7.7%	6.0%
FG VIEs’ assets (1)	153	CPR	2.2%	-	28.2%	5.3%
		CDR	1.3%	-	41.0%	10.5%
		Loss severity	45.0%	-	100.0%	83.4%
		Yield	6.8%	-	10.2%	9.1%
Assets of CIVs - equity securities (3)	121	Discount rate	24.8%
		Market multiple-price to book	1.00x
		Market multiple-price to earnings	5.75x
		Terminal growth rate	4.0%
		Exit multiple-price to book	1.00x
		Exit multiple-price to earnings	5.50x
Other assets (1)	3	Implied Yield	6.5%	-	7.0%	6.8%
		Term (years)	10 years
Credit derivative liabilities, net (1)	(29)	Hedge cost (in basis points) (bps)	12.5	-	29.5	16.3
		Bank profit (in bps)	60.5	-	248.9	139.1
		Internal floor (in bps)	10.0
		Internal credit rating	AAA	-	CCC	A
		Discount rates of future expected premium cash flows	3.2%	-	4.2%	4.0%
FG VIEs’ liabilities (1)	(201)	CPR	2.2%	-	28.2%	5.3%
		CDR	1.3%	-	41.0%	10.5%
		Loss severity	45.0%	-	100.0%	83.4%
		Yield	5.6%	-	10.5%	6.8%
___________________
(1)    Discounted cash flows are used as the primary valuation technique.
(2)    This amount excludes several investments reported in “other invested assets” with a fair value of $3 million.
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
____________________
(1)    Discounted cash flows are used as the primary valuation technique.
(2)    This amount excludes several investments reported in “other invested assets” with a fair value of $4 million.
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

The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of June 30, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Other assets (including other invested assets)	$97	$98	$115	$116
Financial guaranty insurance contracts (1)	(1,962)	(1,081)	(2,029)	(1,136)
Long-term debt	(1,701)	(1,602)	(1,699)	(1,579)
Other liabilities	(17)	(17)	(16)	(16)
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

On July 4, 2025, the U.S. Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (OBBBA). The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on its consolidated financial statements but does not expect it to have a material impact.

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

The Company’s effective tax rate was 20.9%, 14.5%, 19.7% and 18.6% for second quarter 2025, second quarter 2024, six months 2025 and six months 2024, respectively. The effective tax rates are different from the expected tax provision (benefit) primarily due to a tax provision for U.S. state taxes, a tax benefit for U.S. tax-exempt interest, and foreign taxes. In addition, second quarter 2024 and six months 2024 included the global minimum tax.

Audits

During six months 2025, the IRS audit of AGUS’s 2018 and 2019 tax years closed with no impact to previously accrued taxes. As of June 30, 2025, AGUS had open tax years with the IRS for 2021 forward and is currently under audit for the 2021 tax year. As of June 30, 2025, Assured Guaranty Overseas US Holdings Inc. had open tax years with the IRS for 2021 forward and is not currently under audit with the IRS. In December 2023, His Majesty’s Revenue & Customs (HMRC) issued an inquiry into the Company’s 2021 U.K. tax returns. As of June 30, 2025, the Company’s U.K. subsidiaries had open tax years with HMRC for 2021 forward. The Company’s French subsidiary is not currently under examination and has open tax years of 2021 forward.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Second Quarter 2025

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, March 31, 2025	$(183)	$(78)	$(19)	$(38)	$4	$(314)
Other comprehensive income (loss) before reclassifications	85	(3)	—	2	—	84
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	—	(3)	—	—	—	(3)
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	—	(3)	(1)	—	—	(4)
Tax (provision) benefit	—	1	—	—	—	1
Total amount reclassified from AOCI, net of tax	—	(2)	(1)	—	—	(3)
Other comprehensive income (loss)	85	(1)	1	2	—	87
Balance, June 30, 2025	$(98)	$(79)	$(18)	$(36)	$4	$(227)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Second Quarter 2024

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, March 31, 2024	$(231)	$(103)	$(21)	$(37)	$5	$(387)
Other comprehensive income (loss) before reclassifications	(15)	4	1	(1)	—	(11)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(4)	(2)	—	—	—	(6)
Total before tax	(4)	(2)	—	—	—	(6)
Tax (provision) benefit	1	(1)	—	—	—	—
Total amount reclassified from AOCI, net of tax	(3)	(3)	—	—	—	(6)
Other comprehensive income (loss)	(12)	7	1	(1)	—	(5)
Balance, June 30, 2024	$(243)	$(96)	$(20)	$(38)	$5	$(392)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Accumulated Other Comprehensive Income (Loss) by Component
Six Months 2025

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2024	$(235)	$(99)	$(18)	$(37)	$4	$(385)
Other comprehensive income (loss) before reclassifications	131	10	(1)	1	—	141
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(6)	(13)	—	—	—	(19)
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	(6)	(13)	(1)	—	—	(20)
Tax (provision) benefit	—	3	—	—	—	3
Total amount reclassified from AOCI, net of tax	(6)	(10)	(1)	—	—	(17)
Other comprehensive income (loss)	137	20	—	1	—	158
Balance, June 30, 2025	$(98)	$(79)	$(18)	$(36)	$4	$(227)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Six Months 2024

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2023	$(202)	$(104)	$(20)	$(38)	$5	$(359)
Other comprehensive income (loss) before reclassifications	(46)	14	(1)	—	—	(33)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(6)	8	—	—	—	2
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	(6)	8	(1)	—	—	1
Tax (provision) benefit	1	(2)	—	—	—	(1)
Total amount reclassified from AOCI, net of tax	(5)	6	(1)	—	—	—
Other comprehensive income (loss)	(41)	8	—	—	—	(33)
Balance, June 30, 2024	$(243)	$(96)	$(20)	$(38)	$5	$(392)

Share Repurchases

The repurchase program may be modified, extended or terminated by AGL’s Board of Directors (the Board) at any time and does not have an expiration date. On August 6, 2025, the Board authorized the repurchase of an additional $300 million of the Company’s common shares. As of August 6, 2025, the remaining amount the Company was authorized to purchase was approximately $356 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Share Repurchases

Period	Number of Shares Repurchased	Total Payments (1) (in millions)	Average Price Paid Per Share (1)
2024 (January 1 - March 31)	1,539,278	$129	$84.07
2024 (April 1 - June 30)	1,928,328	152	78.50
2024 (July 1- September 30)	1,658,441	131	78.87
2024 (October 1- December 31)	1,054,727	90	86.11
Total 2024	6,180,774	$502	$81.28
2025 (January 1 - March 31)	1,335,228	120	89.72
2025 (April 1 - June 30)	1,537,505	131	85.03
2025 (July 1 - August 6)	537,550	45	84.16
Total 2025	3,410,283	$296	$86.73
____________________
(1)    Excludes commissions and excise taxes.
13.    Earnings Per Share

Computation of Earnings Per Share

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$103	$78	$279	$187
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	—	2	1
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$103	$78	$277	$186
Basic shares	48.9	54.1	49.5	54.9
Basic EPS	$2.10	$1.43	$5.60	$3.38

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$103	$78	$277	$186
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$103	$78	$277	$186
Basic shares	48.9	54.1	49.5	54.9
Dilutive securities:
Restricted stock awards	0.5	0.9	0.6	1.2
Diluted shares	49.4	55.0	50.1	56.1
Diluted EPS	$2.08	$1.41	$5.54	$3.31
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.2	0.1	0.1	0.1

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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially from those expressed in, or implied or projected by, the forward-looking information and statements. Among factors that could cause actual results to differ materially are:

(i) significant changes in inflation, interest rates, the world’s credit markets or segments thereof, credit spreads, foreign exchange rates, tariff regimes or general economic conditions, including the possibility of a recession or stagflation; (ii) geopolitical risk, terrorism and political violence risk, including those arising out of Russia’s invasion of Ukraine and intentional or accidental escalation between The North Atlantic Treaty Organization and Russia, conflict in the Middle East, confrontation over Iran’s nuclear program, the polarized political environment in the United States (U.S.), and strategic competition and tensions between the U.S. and China; (iii) cybersecurity risk and the impacts of artificial intelligence, machine learning and other technological advances, including potentially increasing the risks of malicious cyber attacks, dissemination of misinformation, and disruption of markets, including the markets in which the Company participates; (iv) the possibility of a U.S. government shutdown, payment defaults on the debt of the U.S. government or instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, and downgrades to their credit ratings; (v) developments in the world’s financial and capital markets, including stresses in the financial condition of banking institutions in the U.S. and the possibility that increasing participation of unregulated financial institutions in these markets results in losses or lower valuations of assets, reduced liquidity and credit and/or contraction of these markets, that adversely affect repayment rates of insured obligors, Assured Guaranty’s insurance loss or recovery experience, or investments of Assured Guaranty; (vi) reduction in the amount of available insurance opportunities and/or in the demand for Assured Guaranty’s insurance; (vii) the possibility that budget or pension shortfalls, difficulties in obtaining additional financing, changes in applicable laws or regulations or other factors will result in credit losses or liquidity claims on obligations of state, territorial and local governments, their related authorities, public corporations and other obligors that Assured Guaranty insures or reinsures; (viii) insured losses, including losses with respect to related legal proceedings, in excess of those expected by Assured Guaranty or the failure of Assured Guaranty to realize loss recoveries that are assumed in its expected loss estimates for insurance exposures, including below-investment-grade (BIG) healthcare, United Kingdom (U.K.) regulated utility, European renewable energy, and Puerto Rico Electric Power Authority (PREPA) exposures; (ix) the impact of Assured Guaranty satisfying its obligations under insurance policies with respect to legacy insured Puerto Rico bonds; (x) the possibility that underwriting insurance in new jurisdictions and/or covering new sectors or classes of business does not result in the benefits anticipated or subjects Assured Guaranty to negative consequences; (xi) increased competition, including from new entrants into the financial guaranty industry, nonpayment insurance and other forms of capital saving or risk syndication available to banks and insurers; (xii) the possibility that investments made by Assured Guaranty for its investment portfolio, including alternative investments, do not result in the benefits anticipated or subject Assured Guaranty to reduced liquidity at a time it requires liquidity, or to other negative or unanticipated consequences; (xiii) the possibility that Assured Guaranty’s mergers, acquisitions, divestitures and other strategic transactions, including the transactions with Sound Point Capital Management, LP (Sound Point, LP) and certain of its investment management affiliates (together with Sound Point, LP, Sound Point) and/or Assured Healthcare Partners LLC (AHP), do not result in the benefits anticipated and/or subject Assured Guaranty to negative consequences; (xiv) the inability to control the business, management or policies of entities in which Assured Guaranty holds a minority interest; (xv) the impact of market volatility on the fair value of Assured Guaranty’s assets and liabilities subject to mark-to-market, including certain of its investments, contracts accounted for as derivatives, its committed capital securities (CCS), and its consolidated variable interest entities (VIEs); (xvi) rating agency action, including a ratings downgrade, a change in outlook, the placement of ratings on watch for downgrade, or a change in rating criteria, at any time, of AGL or any of its insurance subsidiaries, and/or of any securities AGL or any of its subsidiaries have issued, and/or of transactions that AGL’s insurance subsidiaries have insured; (xvii) the inability of Assured Guaranty to access external sources of capital on acceptable terms; (xviii) noncompliance with, and/or changes in, applicable laws or regulations, including insurance, bankruptcy and tax laws, tariffs, or other governmental actions; (xix) the possibility that legal or regulatory decisions or determinations subject Assured Guaranty or obligations that it insures or reinsures to negative consequences; (xx) difficulties or delays with the execution of Assured Guaranty’s business strategy; (xxi) loss of key personnel; (xxii) changes in applicable accounting policies or practices; (xxiii) public health crises, including pandemics and endemics, and the governmental and private actions taken in response to such events; (xxiv) natural or man-made catastrophes; (xxv) the impact of climate change on Assured Guaranty’s business and regulatory actions taken related to such risk; (xxvi) other risk factors identified in AGL’s filings with the U.S. Securities and Exchange Commission (SEC); (xxvii) other risks and uncertainties that have not been identified at this time; and (xxviii) management’s response to these factors.

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

The information contained on, or that may be accessed through, the Company’s website and social media account is not incorporated by reference into, and is not a part of, this report.

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

Economic Environment

On April 2, 2025, the U.S. government announced a “reciprocal tariff” strategy entailing extensive global tariff increases, with the objective of rectifying trade practices that contribute to large and persistent annual U.S. goods trade deficits. The announcement of global tariffs disrupted international trade, sent shocks through the global economy, and heightened volatility in the financial markets. The U.S. subsequently postponed newly announced reciprocal tariffs to August 7, 2025. As of August 7, 2025, the U.S. has reached agreements with several countries while lifting its pause on “reciprocal tariffs” for other countries as significant uncertainty remains. U.S. tariffs can add to inflation, and the Company believes that ongoing uncertainty may increase volatility in U.S. equities and other risk assets, curb corporate capital and consumer spending and raise the risk of recession. Market volatility and the risk of recession may impact the Company in different ways. The Company believes that a recession may make it more likely that obligors whose obligations it guarantees will default. However, market volatility may also cause credit spreads to widen as investors seek security, which tends to create new business opportunities for the Company.

At the end of June 2025, the U.S. unemployment rate, seasonally adjusted, stood at 4.1%, the same as where it started the year. According to the second quarter 2025 advance estimate released by the U.S. Bureau of Economic Analysis, real gross domestic product (GDP) increased at an annual rate of 3.0% in second quarter 2025, compared to a real GDP decrease of 0.5% in the first quarter of 2025.

According to the U.S. Bureau of Labor Statistics, the inflation rate in the U.S. before seasonal adjustment for the 12-month period ending June 2025, as measured by the Consumer Price Index for All Urban Consumers, was 2.7%, as compared to 3.0% for the 12-month period ending June 2024. According to the U.K. Office for National Statistics, the Consumer Prices Index including owner occupiers’ housing costs rose 4.1% for the 12 months through June 2025, as compared to 2.8% for the 12 months through June 2024. The Company believes that higher inflation may put pressure on the budgets of obligors whose obligations it guarantees and make defaults more likely. In addition, consumer price inflation in the U.K. increases reported net par outstanding for certain U.K. exposures with approximately $25.8 billion of net par outstanding as of June 30, 2025, and also increases projected future installment premiums on the portion of such exposure that pays at least a portion of the premium on an installment basis over the term of the exposure.

At its September 17-18, 2024 meeting, the Federal Open Market Committee (FOMC) decided to lower the federal funds rate, which was a reversal of the rate increases it had initiated in March 2022 to combat inflation. The federal funds rate is the rate at which banks lend to and borrow from each other, is the benchmark for most interest rates, and tends to influence mortgage rates. As the federal funds rate decreases, interest rates, including mortgage rates, tend to decrease. From September 2024 through December 2024, the FOMC lowered the federal funds rate from a target range of 5.25% to 5.50% to a range of 4.25% to 4.50%. At the FOMC’s first five meetings of 2025, including most recently at its July 29-30, 2025 meeting, it held the federal funds rate at a range of 4.25% to 4.50%, stating that it seeks to achieve maximum employment and inflation at the rate of 2% over the longer run. In considering the extent and timing of additional adjustments to the target range for the federal funds rate, the FOMC has indicated it will carefully assess incoming data, the evolving outlook, and the balance of risks. These assessments will take into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international developments.

The level and direction of change of interest rates and credit spreads impact the Company in numerous ways. On the one hand, lower interest rates may increase the fair value of fixed-maturity securities currently held in the Company’s investment portfolio, encourage municipal bond issuance and positively impact the finances of some of the obligors whose payments the Company insures. On the other hand, lower interest rates may decrease the base on which the Company charges up-front premium on most new U.S. municipal bond transactions and may also decrease amounts the Company can earn on fixed maturity securities newly acquired for its investment portfolio. Lower interest rates also are often accompanied by narrower credit spreads, which may also decrease the level of premiums the Company can charge for those products.

The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company’s largest financial guaranty insurance market, U.S. public finance. The MMD rate averaged 4.47% for the quarter ended June 2025, higher than the 4.03% average for the quarter ended March 2025 and higher than the 3.82% average for the quarter ended June 2024.

Meanwhile, the difference, or credit spread, between the 30-year BBB-rated general obligation relative to the 30-year AAA MMD averaged 90 basis points (bps) for the quarter ended June 2025, which is the same as the 90 bps average for the quarter ended March 2025 and the quarter ended June 2024. The Company believes that wider spreads could permit it to increase its premium rates on new business.

According to Freddie Mac, the 30-year fixed-rate mortgage rate averaged 6.77% for the week ending June 26, 2025, lower than the 30-year mortgage rate average of 6.86% from one year ago. The Company believes that restricted housing inventory continues to influence home prices where demand outpaces supply. Higher housing prices may benefit distressed residential mortgage-backed securities (RMBS) the Company insures. The National Association of Realtors reported that there was no change in year-over-year existing-home sales from June 2024 to June 2025, and that the median existing-home sales price increased from June 2024 ($426,900) to June 2025 ($435,300), a 2% increase.

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

In certain segments of the non-U.S. infrastructure and global structured finance markets, the Company believes its financial guaranty product is competitive with other financing options. In the infrastructure market, the Company's financial guaranty can enhance the insured obligation's rating, lower the cost of long-term funding, and enhance the liquidity and transferability of debt obligations. Certain investors may receive advantageous capital requirement treatment with the addition of the Company’s financial guaranty. The Company considers its involvement in both infrastructure and structured finance transactions to be beneficial because such transactions diversify both the Company’s business opportunities and its risk profile beyond U.S. public finance. The timing of new business production in the infrastructure and structured finance sectors is influenced by typically long lead times and therefore may vary from period to period.

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Six Months 2025 (2)	Six Months 2024 (2)	Year Ended December 31, 2024
	(dollars in billions, except number of issues and percentages)
Par:
New municipal bonds issued	$277.7	$236.7	$495.9
Total insured	$22.1	$19.4	$41.1
Insured by Assured Guaranty	$14.1	$10.8	$24.0
Number of issues:
New municipal bonds issued	4,565	4,027	8,640
Total insured	874	767	1,680
Insured by Assured Guaranty	474	330	791
Bond insurance market penetration based on:
Par	8.0%	8.2%	8.3%
Number of issues	19.1%	19.0%	19.4%
Single A par sold	28.2%	27.2%	24.0%
Single A transactions sold	66.6%	65.3%	64.1%
$25 million and under par sold	24.5%	23.0%	23.8%
$25 million and under transactions sold	24.3%	24.1%	24.6%
____________________
(1)    Source: The amounts in the table are those reported by London Stock Exchange Group. The table excludes private placements and Corporate-CUSIP transactions insured by Assured Guaranty, certain of which the Company also considers to be public finance business.
(2)    Six-month period ended June 30, 2025 (six months 2025) and six-month period ended June 30, 2024 (six months 2024).

In addition, the Company considers opportunities to acquire financial guaranty portfolios, whether by acquiring financial guarantors that are no longer actively writing new business or their insured portfolios, generally through reinsurance or novations. These transactions enable the Company to improve its future earnings and deploy excess capital.

The Company seeks to expand its financial guaranty business geographically by entering new markets; in 2024, the Company opened new offices in Australia and Singapore. The Company also intends to broaden its insurance lines of business, including recent efforts to pursue opportunities with subscription finance facilities, specialty insurance products with risk profiles similar to structured finance exposures offered in financial guaranty form, and life and annuity reinsurance.

Merger of the U.S. Insurance Subsidiaries

On August 1, 2024, the Company reorganized its U.S. corporate structure and Assured Guaranty Municipal Inc. (AGM) merged with and into Assured Guaranty Inc. (AG, formerly known as Assured Guaranty Corp.), with AG as the surviving company. Upon the merger all liabilities of AGM, including insurance policies issued or assumed by AGM, became obligations of AG.

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

The Company will also, where appropriate, participate in litigation to enforce or defend its rights. For example, the Company initiated a number of legal actions to enforce its rights with respect to obligations of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations. In addition, the Company successfully defended claims brought by Lehman Brothers International (Europe) (in administration) (LBIE) and prevailed in its counterclaim against LBIE; following the exhaustion of LBIE’s appeals, the Company recognized a realized gain on credit derivatives in the first quarter of 2025 of $103 million, which represents the full satisfaction of the judgment it was awarded and its claims for attorneys’ fees, expenses and interest in connection with this litigation. See Item 1, Financial Statements, Note 6, Contracts Accounted for as Credit Derivatives, for additional information. Also, in July 2025, the Company’s largest Loss Mitigation Security with a carrying value of $408 million as of June 30, 2025 reached its final resolution after many years of negotiation and was paid down after liquidation of the trust assets.

The Company is, and for several years has been, working with the servicers of some of the U.S. RMBS transactions it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans to help improve the performance of the related RMBS.

The Company may also purchase attractively priced obligations, including BIG obligations, that it has insured and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The fair value of Loss Mitigation Securities as of June 30, 2025 (excluding the value of the Company’s insurance) was $503 million.

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

Alternative Investments

The Company seeks to maintain an investment portfolio that supports the requirements of its insurance subsidiaries, strategic initiatives and liquidity needs, while maximizing the income it earns from such investments. In support of that goal, the Company aims to diversify the types of investments in its portfolio. The Company expects its relationship with Sound Point to enhance its alternative investment opportunities and the return on its investments. The Company has agreed to invest an aggregate amount of $1.5 billion in alternative investments, including $1 billion in Sound Point managed investments, subject to certain conditions precedent. See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for a description of the alternative investments agreement with Sound Point.

Capital Management

The Company has developed strategies to efficiently manage capital within the Assured Guaranty group.

From 2013 through August 6, 2025, the Company has repurchased 154 million common shares for approximately $5.7 billion, representing approximately 79% of the total shares outstanding at the beginning of the repurchase program in 2013. On August 6, 2025 the Board authorized the repurchase of an additional $300 million of the Company’s common shares. As of August 6, 2025, the remaining amount the Company was authorized to purchase was approximately $356 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 12, Shareholders’ Equity, for additional information about the Company’s repurchases of its common shares.

Summary of Share Repurchases

	Amount (1)	Number of Shares	Average price per share (1)
	(in millions, except per share data)
2013 - 2024	$5,362	150.271	$35.69
2025 (January 1 - March 31)	120	1.335	89.72
2025 (April 1 - June 30)	131	1.538	85.03
2025 (July 1 - August 6)	45	0.538	84.16
Cumulative repurchases since the beginning of 2013	$5,658	153.682	36.82
____________________
(1)    Excludes commissions and excise taxes.

As of June 30, 2025, the estimated accretive effect of the cumulative repurchases of common shares since the beginning of 2013 was approximately: $61.77 per share in shareholders’ equity attributable to AGL, $64.07 per share in adjusted operating shareholders’ equity and $107.29 per share in adjusted book value (ABV).

Over the last several years, the Company has received approval from its insurance regulators to redeem a portion of its insurance subsidiaries’ stock and pay extraordinary dividends from its insurance subsidiaries. Most recently, AG received approval from the Maryland Insurance Administration (MIA) to redeem shares of its common stock held by its parent for $250 million, and expects to redeem such shares in exchange for cash and alternative investments in the third quarter of 2025. During 2024, in connection with the merger of AGM with and into AG, the U.S. insurance subsidiaries distributed, in aggregate, $400 million in cash and investments to the Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) (the U.S. Holding Companies). See “Merger of the U.S. Insurance Subsidiaries” above for a description of the merger of AGM with and into AG.

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

Financial Performance of Assured Guaranty

Financial Results

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in millions, except per share amounts)
GAAP
Net income (loss) attributable to AGL	$103	$78	$279	$187
Net income (loss) attributable to AGL per diluted share	$2.08	$1.41	$5.54	$3.31
Weighted average diluted shares	49.4	55.0	50.1	56.1

Non-GAAP (1)
Adjusted operating income (loss)	$50	$80	$212	$193
Adjusted operating income per diluted share	$1.01	$1.44	$4.21	$3.41
Weighted average diluted shares	49.4	55.0	50.1	56.1

Components of total adjusted operating income (loss)
Insurance segment	$76	$116	$244	$265
Asset Management segment	4	—	16	1
Corporate division	(29)	(35)	(49)	(72)
Other (2)	(1)	(1)	1	(1)
Adjusted operating income (loss)	$50	$80	$212	$193

Insurance Segment
Gross written premiums (GWP)	$85	$132	$120	$193
Present value of new business production (PVP) (1)	64	155	103	218
Gross par written	10,396	9,423	15,398	13,166

	As of June 30, 2025		As of December 31, 2024
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$5,633	$117.10	$5,495	$108.80
Adjusted operating shareholders’ equity (1)	5,778	120.11	5,795	114.75
ABV (1)	8,513	176.95	8,592	170.12
Common shares outstanding (3)	48.1		50.5
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
(3)    See “— Overview — Key Business Strategies — Capital Management” above for information on common share repurchases.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Revenues:
Net earned premiums	$89	$84	$180	$203
Net investment income	89	81	176	165
Net realized investment gains (losses)	(6)	(6)	(22)	2
Fair value gains (losses) on credit derivatives	1	6	105	16
Fair value gains (losses) on CCS	(1)	1	1	(9)
Fair value gains (losses) on FG VIEs	2	(1)	3	(4)
Fair value gains (losses) on CIVs	4	11	23	33
Foreign exchange gains (losses) on remeasurement	79	—	116	(12)
Fair value gains (losses) on trading securities	2	17	3	43
Other income (loss)	22	9	41	10
Total revenues	281	202	626	447
Expenses:
Loss and LAE (benefit)	28	(2)	68	(3)
Interest expense	23	23	45	46
Amortization of deferred acquisition costs (DAC)	5	3	10	9
Employee compensation and benefit expenses	50	48	110	106
Other operating expenses	45	41	87	80
Total expenses	151	113	320	238
Income (loss) before income taxes and equity in earnings (losses) of investees	130	89	306	209
Equity in earnings (losses) of investees	3	5	56	29
Income (loss) before income taxes	133	94	362	238
Less: Provision (benefit) for income taxes	27	13	71	44
Net income (loss)	106	81	291	194
Less: Noncontrolling interests (NCI)	3	3	12	7
Net income (loss) attributable to Assured Guaranty Ltd.	$103	$78	$279	$187

Effective tax rate	20.9%	14.5%	19.7%	18.6%

Second Quarter 2025 Compared with Second Quarter 2024

Net income attributable to AGL for second quarter 2025 was higher compared with the three-month period ended June 30, 2024 (second quarter 2024) primarily due to foreign exchange gains on remeasurement of $79 million in second quarter 2025, offset in part by a loss and LAE in second quarter 2025 of $28 million, compared with benefit of $2 million in second quarter 2024.

Six Months 2025 Compared with Six Months 2024

Net income attributable to AGL for six months 2025 was higher compared with six months 2024 primarily due to:

•foreign exchange gains on remeasurement of $116 million in six months 2025, compared with losses of $12 million in six months 2024,
•a fair value gain on credit derivatives related to the resolution of the LBIE litigation of $103 million in six months 2025, and

•higher equity in earnings of investees in six months 2025, primarily generated by the Company’s investments in Sound Point, healthcare funds and legacy alternative investments.

These increases were offset in part by:

•a loss and LAE in six months 2025 of $68 million, compared with a benefit of $3 million in six months 2024,
•lower fair value gains on trading securities, which primarily consists of Puerto Rico CVIs, in six months 2025,
•net realized investment losses in six months 2025 primarily due to a change in the allowance for credit losses for Loss Mitigation Securities and realized losses on sales of securities, compared with gains in six months 2024, and
•lower net earned premiums in six months 2025, compared with six months 2024 due to lower refundings of financial guaranty insurance exposures.

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

The following tables present pre-tax income by jurisdiction.

Pre-tax Income (Loss) by Tax Jurisdiction

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in millions)
U.S.	$96	$87	$290	$216
Bermuda	28	17	74	47
U.K.	10	(7)	1	(18)
France	(1)	(3)	(3)	(7)
Total	$133	$94	$362	$238

Adjusted Operating Income

Adjusted operating income in second quarter 2025 was $50 million, compared with $80 million in second quarter 2024. The decrease was primarily due to higher loss expense in U.S. and non-U.S. public finance sectors and lower unrealized gains on the trading portfolio in second quarter 2025, partially offset by certain one-time gains related to a loss mitigation effort. See “— Results of Operations — Reconciliation to GAAP” for the reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

Adjusted operating income in six months 2025 was $212 million, compared with $193 million in six months 2024. The increase was primarily due to the gain related to the resolution of the LBIE litigation, certain one time gains related to loss mitigation and workout efforts and a higher contribution to adjusted operating income from the Asset Management segment in six months 2025, offset in part by a higher loss expense in U.S. and non-U.S. public finance sectors, lower fair value gains on the trading portfolio and lower earned premiums on refundings of financial guaranty insurance contracts in six months 2025. See “— Results of Operations — Reconciliation to GAAP” for the reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

Book Value and ABV

Shareholders’ equity attributable to AGL as of June 30, 2025 increased compared with December 31, 2024, primarily due to net income and unrealized gains on the investment portfolio, partially offset by share repurchases and dividends. Adjusted operating shareholders’ equity and ABV decreased primarily due to share repurchases and dividends, partially offset by adjusted operating income and GWP. See “— Non-GAAP Financial Measures” below for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and ABV.

On a per share basis, shareholders’ equity attributable to AGL, adjusted operating shareholders’ equity and ABV increased as of June 30, 2025 compared with December 31, 2024, due, in part, to the accretive effect of the share repurchase program. See “— Non-GAAP Financial Measures” for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders’ equity and ABV.

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

The Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no material direct exposure to Ukraine or Russia. In fact, the Company’s direct insurance exposure to eastern Europe generally is limited to approximately $216 million in net par outstanding as of June 30, 2025, comprising of the sovereign debt of Poland. The Company rates all such exposure investment grade.

Middle East Conflict

In light of events in the Middle East, the Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, for exposures to the Middle East. After review, the Company’s surveillance and treasury functions have identified no material direct exposure to such area. The Company’s direct insurance exposure to the Middle East is generally limited to funded and unfunded commitments to subscription finance facilities. When subscription finance facilities are launched, they obtain aggregate commitments across numerous investors in the fund. For certain facilities guaranteed by the Company, a small minority of investors are domiciled in the Middle East, which are generally sovereign wealth funds and pensions. Subscription finance facilities guaranteed by the Company are always overcollateralized with uncalled capital commitments exceeding borrowings, and defaults of Middle East investors alone cannot cause a loss. Such facilities have additional mitigants, including the ability to call on performing investors to cover the obligations of defaulting investors and rights to sell defaulting positions to other investors at a discount. The Company rates all such insurance exposure investment grade.

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

Insurance Segment Results

Insurance Segment Results

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in millions)
Segment revenues
Net earned premiums and credit derivative revenues	$92	$87	$226	$209
Net investment income	89	81	175	164
Fair value gains (losses) on trading securities	2	17	3	43
Foreign exchange gains (losses) on remeasurement	8	—	12	—
Other income (loss)	8	4	22	2
Total segment revenues	199	189	438	418
Segment expenses
Loss expense (benefit)	27	—	4	4
Amortization of DAC	5	3	10	9
Employee compensation and benefit expenses	44	40	96	88
Other operating expenses	29	27	59	54
Total segment expenses	105	70	169	155
Equity in earnings (losses) of investees	2	15	32	55
Segment adjusted operating income (loss) before income taxes	96	134	301	318
Less: Provision (benefit) for income taxes	20	18	57	53
Segment adjusted operating income (loss)	$76	$116	$244	$265

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

Terminations are generally negotiated agreements with beneficiaries resulting in the extinguishment of the Company’s insurance obligation. Terminations have historically been more common in the structured finance asset class but may also occur in the public finance asset class. While each termination may have different terms, they all result in the expiration of the Company’s insurance risk, the acceleration of the recognition of the associated deferred premium revenue and the reduction of any remaining premiums receivable.

Insurance Segment
Net Earned Premiums and Credit Derivative Revenues

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in millions)
Net earned premiums:
Financial guaranty insurance:
Public finance
Scheduled net earned premiums (1)	$70	$64	$138	$129
Refundings and terminations	4	3	9	40
Total public finance	74	67	147	169
Structured finance
Scheduled net earned premiums (1)	15	16	32	30
Accelerations	—	—	—	2
Total structured finance	15	16	32	32
Specialty insurance and reinsurance	1	1	2	3
Total net earned premiums	90	84	181	204

Credit derivative revenues	2	3	45	5
Total net earned premiums and credit derivative revenues	$92	$87	$226	$209
____________________
(1)    Includes accretion of discount.

Net earned premiums and credit derivative revenues increased in second quarter 2025 compared with second quarter 2024 primarily due to earnings on new large transactions and supplemental premiums written in 2024. Net earned premiums and credit derivative revenues increased in six months 2025 compared with six months 2024 primarily due to credit derivative revenues related to the resolution of the LBIE litigation (see Item 1, Financial Statements, Note 6, Contracts Accounted for as

Credit Derivatives), which were partially offset by lower financial guaranty refundings and terminations. As of June 30, 2025, $3.7 billion of net deferred premium revenue on financial guaranty insurance remained to be earned over the life of the insurance contracts.

New Business Production

Gross Written Premiums and
New Business Production

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in millions)
GWP
Public finance—U.S.	$73	$103	$98	$147
Public finance—non-U.S.	8	25	7	27
Structured finance—U.S.	(1)	2	6	15
Structured finance—non-U.S.	5	2	9	4
Total GWP	$85	$132	$120	$193
PVP (1):
Public finance—U.S.	$49	$116	$74	$159
Public finance—non-U.S.	7	33	14	34
Structured finance—U.S.	1	4	3	19
Structured finance—non-U.S.	7	2	12	6
Total PVP	$64	$155	$103	$218
Gross Par Written (1):
Public finance—U.S.	$8,861	$7,043	$13,130	$9,952
Public finance—non-U.S.	275	1,572	472	1,572
Structured finance—U.S.	5	214	126	694
Structured finance—non-U.S.	1,255	594	1,670	948
Total gross par written	$10,396	$9,423	$15,398	$13,166
____________________
(1)    PVP and Gross Par Written in the table above are based on “close date,” when the transaction settles. See “— Non-GAAP Financial Measures — PVP or Present Value of New Business Production.” PVP was discounted at 5.0% in all periods presented above.

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

Second Quarter 2025

U.S. public finance GWP and PVP in second quarter 2025 were lower than GWP and PVP in second quarter 2024, primarily due to two large transportation revenue transactions that were closed in second quarter 2024. The Company’s primary par written represented 64% of the total U.S. municipal market insured par sold in second quarter 2025, compared with 58% in second quarter 2024, and the Company’s penetration of all municipal issuance was 6.0% in second quarter 2025 compared with 5.2% in second quarter 2024.

In the U.S. public finance secondary market, GWP and PVP both increased to $14 million in second quarter 2025 compared with $2 million in second quarter 2024. The Company’s par written in the secondary market represented 5.7% of U.S. public finance par written in second quarter 2025, compared with 1.6% in second quarter 2024.

Non-U.S. public finance GWP and PVP in second quarter 2025 were lower than GWP and PVP in second quarter 2024, primarily due to several large U.K. regulated utility transactions that were closed in second quarter 2024. Second quarter 2025 non-U.S. public finance transactions included one primary and several secondary infrastructure transactions in the U.K., and two primary infrastructure transactions in the European Union.

Global structured finance GWP and PVP in second quarter 2025 were primarily attributable to subscription finance and pooled corporate business.

Six Months 2025

U.S. public finance GWP and PVP in six months 2025 were lower than GWP and PVP in six months 2024, primarily due to several large transportation revenue transactions that were written in six months 2024. The Company’s primary par written represented 64% of the total U.S. municipal market insured par sold in six months 2025, compared with 56% in six months 2024, and the Company’s penetration of all municipal issuance was 5.1% in six months 2025 compared with 4.6% in six months 2024.

In the U.S. public finance secondary market, GWP and PVP both increased to $22 million in six months 2025 compared with $3 million in six months 2024. The Company’s par written in the secondary market represented 6.7% of U.S. public finance par written in six months 2025, compared with 1.5% in six months 2024.

Non-U.S. public finance GWP and PVP in six months 2025 were lower than GWP and PVP in six months 2024, primarily due to large secondary market guaranties of several U.K. regulated utilities in six months 2024. Six months 2025 included three primary infrastructure finance transactions throughout the U.K. and the European Union, as well as secondary market transactions for a U.K. public sector entity. Non-U.S. public finance GWP in six months 2025 also included a reduction in the present value of estimated future premiums from certain transactions in the legacy insured portfolio.

Global structured finance GWP and PVP in six months 2025 were primarily attributable to subscription finance and pooled corporate business.

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

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC (S&P)	Kroll Bond Rating Agency	Moody’s Ratings (Moody’s)	A.M. Best Company, Inc.
AG	AA (stable) (6/30/25)	AA+ (stable) (8/4/25)	A1 (stable) (7/10/24)	—
AG Re	AA (stable) (6/30/25)	—	—	—
Assured Guaranty Re Overseas Ltd. (AGRO)	AA (stable) (6/30/25)	—	—	A+ (stable) (7/19/25)
Assured Guaranty UK Limited (AGUK)	AA (stable) (6/30/25)	AA+ (stable) (8/4/25)	A1 (stable) (7/10/24)	—
Assured Guaranty (Europe) SA (AGE)	AA (stable) (6/30/25)	AA+ (stable) (8/4/25)	—	—

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

Contingent value instruments (CVIs) issued by Puerto Rico and received as part of the resolution of defaulting Puerto Rico exposures in 2022 are classified as trading with changes in fair value reported in “fair value gains (losses) on trading securities” in the condensed consolidated statements of operations. The fair value of remaining CVIs as of June 30, 2025 and December 31, 2024 was $117 million and $123 million, respectively.

Equity method investments in the Insurance segment include certain alternative investments. The income (loss) on such investments is reported in “equity in earnings (losses) of investees” and typically represents the Company’s share of earnings of its investees. As part of a stock redemption that occurred on August 5, 2024, certain alternative investments were distributed to AGMH, whose results are now reported in the Corporate division.

Insurance Segment
Income from Investments

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in millions)
Net investment income
Fixed-maturity securities, available-for-sale	$77	$60	$152	$123
Short-term investments	9	19	18	38
Intercompany loans	3	3	5	5
Other invested assets	1	—	2	—
Investment income	90	82	177	166
Investment expenses	(1)	(1)	(2)	(2)
Net investment income	$89	$81	$175	$164

Fair value gains (losses) on trading securities	$2	$17	$3	$43

Equity in earnings (losses) of investees
Collateralized loan obligations (CLOs)	$(5)	$6	$3	$26
Private healthcare investing	1	(2)	13	2
Asset-based/specialty finance	5	7	14	11
Private minority stakes in alternative asset managers	—	2	—	10
Other	1	2	2	6
Equity in earnings (losses) of investees	$2	$15	$32	$55

Net investment income for second quarter 2025 and six months 2025 increased compared to second quarter 2024 and six months 2024, primarily due to investment income on CLO equity tranches in the available-for-sale portfolio. Certain CLO equity tranche investments were reclassified to the available-for-sale fixed-maturity portfolio in the fourth quarter of 2024, with interest income now reported in net investment income, and changes in fair value reported in other comprehensive income. The Company had previously held the CLO equity tranches in a Sound Point managed fund with changes in net asset value (NAV) reported in “equity in earnings (losses) of investees.” Short-term investment income declined as a result of lower short-term interest rates and lower average short-term investment balances. The Company’s overall pre-tax book yield of available-for-sale fixed-maturity securities and short-term investments was 4.67% as of June 30, 2025 and 4.08% as of June 30, 2024.

Equity in earnings (losses) of investees for second quarter 2025 and six months 2025 decreased compared to second quarter 2024 and six months 2024, primarily due to the reclassification of certain CLO equity tranches to the available-for-sale portfolio, as described above. In addition, equity in earnings (losses) of investees in second quarter 2024 and six months 2024 included $3 million and $12 million, respectively, related to certain alternative investments which AG transferred to AGMH as part of a stock redemption that occurred on August 5, 2024. See “Corporate Division” below. These decreases were partially offset by an increase in the NAV of a private healthcare fund in six months 2025.

Other Income (Loss)

The increase in “other income (loss)” in six months 2025 was primarily attributable to consent and usage fees associated with the workout and purchase of bonds issued by a U.K. regulated utility to which the Company has insured exposure and interest on missed financial guaranty premiums.

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

Current risk-free rates are used to discount expected losses at the end of each reporting period. Therefore, changes in such rates from period to period affect economic loss development and loss and LAE. However, the effect of changes in discount rates is not indicative of actual credit impairment or improvement. The weighted average discount rates used to discount expected losses (recoveries) were 4.15% and 4.38% as of June 30, 2025 and December 31, 2024, respectively.

The composition of economic loss development (benefit) by accounting model and by sector is presented in the tables that follow, and the drivers of economic loss development (benefit) are discussed below.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Second Quarter		Six Months
Accounting Model	June 30, 2025	December 31, 2024	2025	2024	2025		2024
	(in millions)
Insurance	$171	$90	$38	$19	$86		$12
FG VIEs	16	16	(1)	1	(1)		1
Credit derivatives	(1)	—	(1)	1	(64)	(1)	1
Total	$186	$106	$36	$21	$21		$14

Net exposure rated BIG	$10,513	$10,187
___________________________________________
(1)    Includes $63 million of recoveries related to the resolution of the LBIE litigation.

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Second Quarter 2025
Sector	Net Expected Loss to be Paid (Recovered) as of March 31, 2025	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2025
	(in millions)
Public finance:
U.S. public finance	$35	$24	$(6)	$53
Non-U.S. public finance	122	18	(1)	139
Public finance	157	42	(7)	192
Structured finance:
U.S. RMBS	(37)	(6)	8	(35)
Other structured finance	30	—	(1)	29
Structured finance	(7)	(6)	7	(6)
Total	$150	$36	$—	$186

	Second Quarter 2024
Sector	Net Expected Loss to be Paid (Recovered) as of March 31, 2024	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2024
	(in millions)
Public finance:
U.S. public finance	$378	$12	$(16)	$374
Non-U.S. public finance	20	17	—	37
Public finance	398	29	(16)	411
Structured finance:
U.S. RMBS	(2)	(10)	12	—
Other structured finance	37	2	(3)	36
Structured finance	35	(8)	9	36
Total	$433	$21	$(7)	$447

	Six Months 2025
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2024	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2025
	(in millions)
Public finance:
U.S. public finance	$18	$53	$(18)	$53
Non-U.S. public finance	98	42	(1)	139
Public finance	116	95	(19)	192
Structured finance:
U.S. RMBS	(43)	(9)	17	(35)
Other structured finance	33	(65)	61	29
Structured finance	(10)	(74)	78	(6)
Total	$106	$21	$59	$186

	Six Months 2024
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2023	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2024
	(in millions)
Public finance:
U.S. public finance	$398	$9	$(33)	$374
Non-U.S. public finance	20	17	—	37
Public finance	418	26	(33)	411
Structured finance:
U.S. RMBS	43	(13)	(30)	—
Other structured finance	44	1	(9)	36
Structured finance	87	(12)	(39)	36
Total	$505	$14	$(72)	$447
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”

Effect of changes in the risk-free rates included in economic loss development (benefit) was a loss of $1 million in second quarter 2025, a loss of $1 million in second quarter 2024, a loss of $6 million in six months 2025 and a benefit of $2 million in six months 2024.

Second Quarter 2025 Net Economic Loss Development

Public Finance: The economic loss development of $24 million for U.S. public finance exposures was primarily attributable to an $11 million increase in expected losses for certain healthcare exposures, as well as higher expected losses on certain municipal revenue exposures. The economic loss development of $18 million for non-U.S. public finance exposures was primarily attributable to certain U.K. regulated utility and U.K. student accommodation exposures.

U.S. RMBS: The economic development for U.S. RMBS was a benefit of $6 million and was primarily attributable to higher recoveries for charged-off second lien loans, changes in discount rates and improved performance in certain transactions.

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

Six Months 2025 Net Economic Loss Development

Public Finance: The economic loss development of $53 million for U.S. public finance exposures was primarily attributable to PREPA and certain healthcare exposures. The economic loss development of $42 million for non-U.S. public finance exposures was primarily attributable to certain U.K. regulated utility exposures.

U.S. RMBS: The economic benefit for U.S. RMBS was $9 million and was primarily attributable to a $5 million benefit related to higher recoveries for charged-off second lien loans, and improved performance in certain transactions.

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

For financial guaranty insurance contracts, each transaction’s expected loss to be expensed is compared with the deferred premium revenue of that transaction. Expected loss to be expensed represents past or expected future net claim payments that have not yet been expensed. Such amounts will be expensed in future periods as deferred premium revenue amortizes into income on financial guaranty insurance policies. Expected loss to be expensed is the Company’s projection of incurred losses that will be recognized in future periods, excluding accretion of discount. When the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in income for the amount of such excess. Therefore, the timing of loss recognition in income does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. Transactions acquired in business combinations or seasoned portfolios assumed from legacy financial guaranty insurers (particularly BIG transactions) generally have large deferred premium revenue balances. To the extent that a BIG transaction has a large deferred premium revenue, the difference between economic development and loss and LAE may be significant.

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

Insurance Segment
Loss Expense (Benefit)

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in millions)
U.S. public finance	$15	$3	$51	$4
Non-U.S. public finance	14	—	20	—
Structured finance:
U.S. RMBS	(1)	(6)	(1)	(4)
Other structured finance (1)	(1)	3	(66)	4
Structured finance	(2)	(3)	(67)	—
Total Insurance segment loss expense (benefit)	$27	$—	$4	$4
____________________
(1)    Six months 2025 includes $63 million of recoveries in connection with the resolution of the LBIE litigation (see Item 1, Financial Statements, Note 6, Contracts Accounted for as Credit Derivatives).

Asset Management Segment Results

Asset Management Segment Results

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in millions)
Segment revenues	$15	$7	$21	$8
Less: Segment expenses	9	4	13	4
Equity in earnings (losses) of investees	(1)	(3)	12	(2)
Segment adjusted operating income (loss) before income taxes	5	—	20	2
Less: Provision (benefit) for income taxes	1	—	4	1
Segment adjusted operating income (loss)	$4	$—	$16	$1

Results in the table above primarily represent (i) equity in earnings (losses) of Sound Point of $(1) million in second quarter 2025, $(3) million in second quarter 2024, $12 million in six months 2025 and $1 million in six months 2024 (Sound Point results are reported on a one quarter lag), net of the amortization of finite-lived intangible assets associated with the basis difference in Sound Point, (ii) an impairment loss of $3 million in six months 2024 for a smaller financial services advisory firm, and (iii) other asset management related income.

Corporate Division Results

Corporate Division Results

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in millions)
Revenues	$4	$4	$8	$9
Expenses
Interest expense	26	26	50	51
Employee compensation and benefit expenses	6	8	14	18
Other operating expenses	7	10	15	22
Total expenses	39	44	79	91
Equity in earnings (losses) of investees	3	—	19	—
Adjusted operating income (loss) before income taxes	(32)	(40)	(52)	(82)
Less: Provision (benefit) for income taxes	(3)	(5)	(3)	(10)
Adjusted operating income (loss)	$(29)	$(35)	$(49)	$(72)

Corporate division interest expense primarily relates to debt issued by the U.S. Holding Companies, and also includes intersegment interest expense. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies, Intercompany Loans Payable” for additional information.

Equity in earnings of investees in second quarter 2025 and six months 2025 relates to certain alternative investments, which AG transferred to AGMH as part of a stock redemption that occurred on August 5, 2024. The carrying value of these transferred investments as of June 30, 2025 was $128 million.

Corporate division employee compensation and benefits expenses and other operating expenses are an allocation of expenses based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance including the Board’s expenses, legal fees and other direct or allocated expense. The decrease in employee compensation and benefit expenses and other operating expenses in second quarter 2025 and six months 2025 compared with second quarter 2024 and six months 2024 was primarily attributable to lower allocated expenses.

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

Consolidating FG VIEs (as opposed to accounting for the related insurance contracts in the Insurance segment) has a gross-up effect on the consolidated financial statements, and includes: (i) the establishment of the FG VIEs’ assets and liabilities and related changes in fair value on the condensed consolidated financial statements; (ii) eliminating the premiums and losses/recoveries associated with the financial guaranty insurance contracts between the insurance subsidiaries and the FG VIEs; and (iii) eliminating the investment balances associated with the insurance subsidiaries’ purchases of the debt obligations of the FG VIEs.

Consolidating investment vehicles in which the Company invests (as opposed to accounting for them as equity method investments) has a significant effect on assets, liabilities and cash flows, and includes: (i) the establishment of the assets and liabilities of the CIVs, and related changes in fair value; (ii) eliminating the equity method investments of the insurance subsidiaries, and related equity in earnings (losses) of investees; and (iii) establishing NCI for amounts not owned by the Company. The economic effect of AG’s ownership interests in CIVs is presented in the Insurance segment as “equity in earnings (losses) of investees,” while the effect of CIVs is presented as separate line items (“fair value gains (losses) on consolidated investment vehicles” and “noncontrolling interest”) on a consolidated basis.

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

	Second Quarter		Six Months
	2025	2024	2025	2024
Effect on Financial Statement Line Item	(in millions)
Fair value gains (losses) on FG VIEs (1)	$2	$(1)	$3	$(4)
Fair value gains (losses) on CIVs	4	11	23	33
Equity in earnings (losses) of investees (2)	(1)	(7)	(7)	(24)
Other (3)	(4)	(1)	(6)	1
Effect on income before tax	1	2	13	6
Less: Tax provision (benefit)	(1)	—	—	—
Effect on net income (loss)	2	2	13	6
Less: Effect on NCI (4)	3	3	12	7
Effect on net income (loss) attributable to AGL	$(1)	$(1)	$1	$(1)

By Type of VIE
FG VIEs	$—	$(1)	$—	$(2)
CIVs	(1)	—	1	1
Effect on net income (loss) attributable to AGL	$(1)	$(1)	$1	$(1)
____________________
(1)    Changes in fair value of the FG VIEs’ assets and liabilities reported in the statements of operations are attributable to factors other than (i) changes in the Company’s own credit risk on the FG VIEs’ liabilities with recourse; and (ii) unrealized gains and losses on available-for-sale fixed maturity securities.
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

	Second Quarter 2025		Second Quarter 2024
	Total	Per Diluted Share	Total	Per Diluted Share
	(in millions, except per share amounts)
Net income (loss) attributable to AGL	$103	$2.08	$78	$1.41
Less pre-tax adjustments:
Realized gains (losses) on investments	(6)	(0.12)	(6)	(0.11)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(1)	(0.03)	3	0.06
Fair value gains (losses) on CCS	(1)	(0.01)	1	0.02
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	71	1.43	—	—
Total pre-tax adjustments	63	1.27	(2)	(0.03)
Less tax effect on pre-tax adjustments	(10)	(0.20)	—	—
Adjusted operating income (loss)	$50	$1.01	$80	$1.44

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $(1) and $0) included in adjusted operating income	$(1)	$(0.02)	$(1)	$(0.03)

	Six Months 2025		Six Months 2024
	Total	Per Diluted Share	Total	Per Diluted Share
	(in millions, except per share amounts)
Net income (loss) attributable to AGL	$279	$5.54	$187	$3.31
Less pre-tax adjustments:
Realized gains (losses) on investments	(22)	(0.43)	2	0.04
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(3)	(0.07)	13	0.23
Fair value gains (losses) on CCS	1	0.02	(9)	(0.16)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	104	2.06	(12)	(0.21)
Total pre-tax adjustments	80	1.58	(6)	(0.10)
Less tax effect on pre-tax adjustments	(13)	(0.25)	—	—
Adjusted operating income (loss)	$212	$4.21	$193	$3.41

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $0 and $0) included in adjusted operating income	$1	$0.02	$(1)	$(0.02)

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in millions)
Gross realized gains on sales of available-for-sale securities	$1	$1	$4	$2
Gross realized losses on sales of available-for-sale securities	(1)	(4)	(9)	(7)
Net foreign currency gains (losses)	—	(2)	(1)	(2)
Change in the allowance for credit losses and intent to sell	(3)	(2)	(13)	8
Other net realized gains (losses)	(3)	1	(3)	1
Net realized investment gains (losses)	$(6)	$(6)	$(22)	$2

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

During six months 2025, non-credit impairment-related unrealized fair value losses of $3 million were primarily attributable to generally wider asset spreads and changes in foreign exchange rates. During second quarter 2024 and six months 2024, non-credit impairment-related unrealized fair value gains of $3 million and $13 million, respectively, were generated primarily due to the termination of certain structured finance policies.

Fair Value Gains (Losses) on CCS

Fair value losses on CCS of $9 million in six months 2024 were primarily due to a tightening in market credit spreads. Fair value gains (losses) on CCS are heavily affected by, and in part fluctuate with, changes in market credit spreads and interest rates, and other market factors and are not expected to result in an economic gain or loss.

Foreign Exchange Gain (Loss) on Remeasurement

Foreign exchange gains of $71 million and $104 million and losses of $12 million in second quarter 2025, six months 2025 and six months 2024, respectively, were primarily related to the remeasurement of long-dated premiums receivable, for which the Company records the present value of future installment premiums. Foreign exchange gains and losses are mainly due to changes in the exchange rate of the pound sterling and, to a lesser extent, the euro relative to the U.S. dollar. Approximately 69% of gross premiums receivable, net of commissions payable, as of both June 30, 2025 and December 31, 2024, are denominated in currencies other than the U.S. dollar. Premiums on European infrastructure and structured finance transactions typically are paid, in whole or in part, on an installment basis, whereas premiums on U.S. public finance transactions are often paid upfront.

The following table presents the foreign exchange rates as of the balance sheet dates.

Foreign Exchange Rates
U.S. Dollar Per Foreign Currency

	As of June 30, 2025	As of December 31, 2024	As of June 30, 2024	As of December 31, 2023
Pound sterling	$1.373	$1.252	$1.265	$1.273
Euro	$1.179	$1.035	$1.071	$1.104

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

	As of June 30, 2025		As of December 31, 2024
	Total	Per Share	Total	Per Share
	(dollars in millions, except share amounts)
Shareholders’ equity attributable to AGL	$5,633	$117.10	$5,495	$108.80
Less pre-tax adjustments:
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	45	0.94	49	0.96
Fair value gains (losses) on CCS	3	0.07	2	0.05
Unrealized gain (loss) on investment portfolio	(218)	(4.54)	(397)	(7.86)
Less taxes	25	0.52	46	0.90
Adjusted operating shareholders’ equity	5,778	120.11	5,795	114.75
Pre-tax adjustments:
Less: DAC	185	3.85	176	3.47
Plus: Net present value of estimated net future revenue	196	4.07	202	3.99
Plus: Net deferred premium revenue on financial guaranty contracts in excess of expected loss to be expensed	3,409	70.85	3,473	68.75
Plus taxes	(685)	(14.23)	(702)	(13.90)
ABV	$8,513	$176.95	$8,592	$170.12

Gain (loss) related to FG VIE and CIV consolidation included in:
Adjusted operating shareholders’ equity (net of tax provision (benefit) of $0 and $0)	$1	$0.03	$—	$0.01
ABV (net of tax provision (benefit) of $(1) and $(2))	(4)	(0.08)	(6)	(0.13)

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

Reconciliation of GWP to PVP

	Second Quarter 2025					Second Quarter 2024
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$73	$8	$(1)	$5	$85	$103	$25	$2	$2	$132
Less: Installment GWP and other GAAP adjustments (1)	30	8	—	5	43	85	13	2	2	102
Upfront GWP	43	—	(1)	—	42	18	12	—	—	30
Plus: Installment premiums and other (2)	6	7	2	7	22	98	21	4	2	125
PVP	$49	$7	$1	$7	$64	$116	$33	$4	$2	$155

	Six Months 2025					Six Months 2024
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$98	$7	$6	$9	$120	$147	$27	$15	$4	$193
Less: Installment GWP and other GAAP adjustments (1)	32	7	6	9	54	97	15	14	4	130
Upfront GWP	66	—	—	—	66	50	12	1	—	63
Plus: Installment premiums and other (2)	8	14	3	12	37	109	22	18	6	155
PVP	$74	$14	$3	$12	$103	$159	$34	$19	$6	$218
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

Financial Guaranty Portfolio
Net Par Outstanding by Sector

	As of June 30, 2025	As of December 31, 2024
Sector	(dollars in millions)
Public finance:
U.S. public finance:
General obligation	$80,723	$78,162
Tax backed	34,702	33,288
Municipal utilities	31,038	30,036
Transportation	27,467	26,958
Healthcare	15,225	14,007
Infrastructure finance	8,561	8,663
Higher education	8,225	7,381
Housing revenue	1,372	1,272
Renewable energy	164	164
Other public finance	1,239	1,244
Total U.S. public finance	208,716	201,175
Non-U.S. public finance:
Regulated utilities	24,763	22,361
Infrastructure finance	15,982	14,961
Sovereign and sub-sovereign	9,565	9,181
Renewable energy	1,693	1,596
Pooled infrastructure	1,129	1,101
Total non-U.S. public finance	53,132	49,200
Total public finance	261,848	250,375
Structured finance:
U.S. structured finance:
Insurance reserve financings and securitizations	4,404	4,495
RMBS	1,436	1,507
Pooled corporate obligations	608	607
Financial products	424	492
Subscription finance facilities	169	185
Other structured finance	1,125	1,167
Total U.S. structured finance	8,166	8,453
Non-U.S. structured finance:
Subscription finance facilities	1,335	1,385
Pooled corporate obligations	525	468
RMBS	231	221
Other structured finance	673	650
Total non-U.S. structured finance	2,764	2,724
Total structured finance	10,930	11,177
Total net par outstanding	$272,778	$261,552
Exposure to Puerto Rico

All of the Company’s insured exposure to various authorities and public corporations of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) is rated BIG. The Company’s Puerto Rico net par and net debt service outstanding as of June 30, 2025 were $637 million and $742 million, respectively, compared with net par and net debt service outstanding as of December 31, 2024 of $637 million and $756 million, respectively.

As of June 30, 2025, the Company’s only remaining outstanding unresolved insured Puerto Rico exposure subject to a payment default was PREPA, to which the Company had net par and debt service outstanding of $532 million and $617 million, respectively. As of December 31, 2024, the Company’s PREPA net par and debt service outstanding were $532 million and $629 million, respectively. See “—Liquidity and Capital Resources—Insurance Subsidiaries, Financial Guaranty Policies” below and Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered), for more information.

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

Amortization Schedule of PREPA
Net Par Outstanding and Net Debt Service Outstanding
As of June 30, 2025

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2025 (July 1 - September 30)	$68	$78
2025 (October 1 - December 31)	—	2
Subtotal 2025	68	80
2026	106	126
2027	106	122
2028	68	80
2029	39	47
2030-2034	141	158
2035-2037	4	4
Total	$532	$617

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
•fund acquisitions of new businesses or expand insurance business;
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

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of June 30, 2025	As of December 31, 2024
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
6.125% Senior Notes	6.125%	2028	$350	$350
3.15% Senior Notes	3.15%	2031	500	500
7% Senior Notes	6.40%	2034	200	200
3.6% Senior Notes	3.60%	2051	400	400
Series A Enhanced Junior Subordinated Debentures	3 month CME Term SOFR +2.64%	2066	150	150
AGUS long-term debt			1,600	1,600
AGUS - intercompany loans from:
AG	3.50%	2029	250	250
AGRO	5.00%	2028	20	20
AGUS intercompany loans			270	270
Total AGUS long-term debt and intercompany loans			1,870	1,870
AGMH
Junior Subordinated Debentures (1)	6.40%	2066	300	300
Total AGMH long-term debt			300	300
AGMH’s long-term debt purchased by AGUS (2)			(154)	(154)
U.S. Holding Company long-term debt			$2,016	$2,016
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

	As of June 30, 2025
	AGL	U.S. Holding Companies
	(in millions)
Assets, excluding investments in subsidiaries
Fixed-maturity securities (1)	$15	$3
Ownership interest in Sound Point	—	412
Other invested assets	—	131
Short-term investments and cash	53	165
Receivables from affiliates (2)	50	—
Dividends receivable from U.S. Holding Companies	110	—
Dividends receivable from other subsidiaries	50	—
Other assets	5	46
Liabilities
Long-term debt	—	1,701
Loans payable to affiliates	—	270
Payable to affiliates (2)	10	18
Dividends payable to AGL	—	110
Other liabilities	15	82
____________________
(1)    As of June 30, 2025, weighted average durations of AGL’s and the U.S. Holding Companies’ fixed-maturity securities were 10.2 years and 3.3 years, respectively.
(2)    Primarily represents receivables and payables with non-guarantor subsidiaries.

	Six Months 2025
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$1	$3
Expenses
Interest expense	—	50
Other expenses	23	6
Income (loss) before provision for income taxes and equity in earnings (losses) of investees	(22)	(53)
Equity in earnings (losses) of investees	—	31
Net income (loss) excluding investments in subsidiaries	(22)	(21)

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Selected Cash Flow Items

	Six Months 2025
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from U.S. Holding Companies	$330	$—
Dividends received from other subsidiaries	—	152
Distributions from equity method investees (1)	—	27
Interest paid on intercompany loans	—	(1)
Interest paid on long-term debt	—	(43)
Investments in subsidiaries	(21)	(3)
Dividends paid to AGL	—	(330)
Dividends paid to AGL shareholders	(36)	—
Repurchases of common shares (2)	(251)	—
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
•expansion of the insurance business, and
•capital investments in their own subsidiaries and in alternative investments.

Management believes that the insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios. The Company generally targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. As of June 30, 2025, the

Company intended to hold and had the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

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

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. For example, the Company made substantial claim payments in 2022 and 2024 in connection with the resolution of certain defaulting Puerto Rico credits. The Company is continuing its efforts to resolve the one remaining unresolved Puerto Rico insured exposure that is in payment default, PREPA. The Company had $532 million in insured net par outstanding of PREPA obligations as of June 30, 2025. For more information, see Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered).

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

Dividend restrictions by insurance subsidiary are as follows:

•Under Maryland’s insurance law, AG may, with prior notice to the Commissioner of its domiciliary regulator, the MIA, pay an ordinary dividend in an amount that, together with all dividends and distributions paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders’ surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. “Adjusted net investment income” means the sum of (x) AG’s net investment income during the 12-month period ending December 31 of the preceding year (excluding realized capital gains and pro rata distributions of its own securities), and (y) AG’s net investment income (excluding realized capital gains) from the three calendar years prior to the preceding calendar year that has not already been paid out as dividends. The maximum amount available during 2025 for AG to distribute as ordinary dividends is approximately $287 million. Such payments would be payable in the second half of 2025 because AG’s ordinary dividends were concentrated in the second half of 2024 following the August 1, 2024, merger of AGM with and into AG. However, in order to enable AG to make payments over the course of the year, AG has put in place for 2025 a quarterly process with the MIA, pursuant to which AG will confirm that the MIA does not object to AG dividending $71.8 million (i.e., 25%) of the $287 million amount in each calendar quarter of 2025. Pursuant to this process, AG obtained the MIA’s non-objection to pay, and expects to pay, a $71.8 million dividend by August 22, 2025 (and previously obtained the MIA’s non-objection to pay, and paid, equivalent dividends on March 6, 2025 and May 19, 2025). See “– Overview – Key Business Strategies – Merger of the U.S. Insurance Subsidiaries.”

•The Company expects the amount of dividends available for distribution by AG Re in 2025 to be approximately $232 million. Based on applicable law and regulations, in 2025 AG Re has the capacity to declare and pay dividends in an aggregate amount up to 25% of the prior year statutory surplus (i.e., up to $272 million); provided that such payment cannot exceed AG Re’s unencumbered assets ($232 million as of June 30, 2025) or its statutory surplus ($278 million as of June 30, 2025). Additionally, in 2025 AG Re can make capital distributions in an aggregate amount up to $129 million without the prior approval of the Bermuda Monetary Authority.

Ordinary Dividends
From Insurance Company Subsidiaries
to Holding Companies

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in millions)
Dividends declared by AG Re to AGL (1)	$50	$—	$50	$47
Dividends declared by AG to U.S. Holding Companies (2)	72	26	144	108
___________________
(1)    In second quarter 2025, AG Re declared a dividend of $50 million and expects to pay the dividend in the third quarter of 2025.
(2)    Prior to a reorganization of the Company’s U.S. corporate structure, AG had been directly owned by AGUS. As a result of the reorganization, effective as of August 1, 2024, AG is directly owned by AGMH, a subsidiary of AGUS.

Stock Redemption by Assured Guaranty Inc.

In July 2025, the MIA approved AG’s redemption of $250 million of its shares of common stock from AGMH. AG expects to redeem such shares in exchange for cash and alternative investments in the third quarter of 2025.

Committed Capital Securities

AG is party to an arrangement that enables it to access, at its discretion, up to $400 million of capital, at any time, and has the right to use such capital for any purpose, including to pay claims. See Item 1, Financial Statements, Note 9, Fair Value Measurement.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, manage investment risk within the context of the underlying portfolio of insurance risk, maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and maximize after-tax net investment income. As of June 30, 2025, the Company had $6,498 million of available-for-sale fixed-maturity securities, of which $5,451 million were managed by three investment managers who are required to, in accordance with the Company’s investment guidelines, maintain their portion of the Company’s investment portfolio with an overall credit quality rated at a minimum of A+/A1/A+ by S&P/Moody’s/Fitch Ratings Inc. In addition, $238 million of available-for-sale fixed-maturity securities were CLO equity tranches managed by Sound Point.

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

Investment Portfolio
Carrying Value

	As of
	June 30, 2025	December 31, 2024
	(in millions)
Fixed-maturity securities, available-for-sale	$6,498	$6,369
Fixed-maturity securities, trading (1)	137	147
Short-term investments	939	1,221
Other invested assets (2)	995	926
Total	$8,569	$8,663
____________________
(1)    Includes primarily CVIs received as part of resolutions of Puerto Rico exposures in 2022, which are not rated.
(2)    Excludes investments in Sound Point funds that are consolidated. See Item 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

The Company’s available-for-sale fixed-maturity securities had a duration of 4.7 years and 4.3 years as of June 30, 2025 and December 31, 2024, respectively.

Available-for-Sale Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s available-for-sale fixed-maturity securities as of June 30, 2025 and December 31, 2024. Ratings generally reflect the lower of Moody’s and S&P classifications, except for (i) Loss Mitigation Securities rated BIG, and (ii) CLO equity tranches, which are not rated. See Item 1, Financial Statements, Note 7, Investments, for additional information.

 Distribution of Available-for-Sale Fixed-Maturity Securities by Rating

	As of
Rating	June 30, 2025	December 31, 2024
AAA	12.8%	12.5%
AA	32.5	35.0
A	24.5	23.6
BBB	16.8	16.3
BIG	8.4	8.1
Not rated	5.0	4.5
Total	100.0%	100.0%

Other Investments

Other invested assets, which are generally less liquid than fixed-maturity securities, primarily consist of the ownership interest in Sound Point and alternative investments across a variety of strategies. See “— Commitments” below.

Sound Point and Alternative Investments

	As of June 30, 2025 (1)			As of December 31, 2024
	Investments	CIVs	Consolidated	Investments	CIVs	Consolidated
	(in millions)
Fixed-maturity securities, available-for-sale	$280	$—	$280	$319	$—	$319
Fixed-maturity securities, trading	20	—	20	24	—	24
Other invested assets:
Ownership interest in Sound Point	412	—	412	418	—	418
CLOs	96	—	96	100	—	100
Private healthcare investing	166	—	166	153	—	153
Asset-based/specialty finance	151	(40)	111	142	(33)	109
Private minority stakes in alternative asset managers	79	—	79	69	—	69
Other	131	—	131	77	—	77
Total	$1,335	$(40)	$1,295	$1,302	$(33)	$1,269
____________________
(1)    The alternative investments, excluding the ownership interest in Sound Point, had an inception-to-date annualized internal rate of return of 13%.

Effect of Ownership Interest in Sound Point and Alternative Investments
on Condensed Consolidated Statements of Operations

	Second Quarter 2025			Second Quarter 2024
	Investments	CIVs	Consolidated	Investments	CIVs	Consolidated
	(in millions)
Net investment income (1)	$11	$—	$11	$1	$—	$1
Net realized investment gains (losses)	(7)	—	(7)	—	—	—
Fair value gains (losses) on trading securities	—	—	—	—	—	—
Equity in earnings (losses) of investees:
Equity in earnings of Sound Point	(1)	—	(1)	(3)	—	(3)
Equity in earnings (losses) of alternative investments:
CLOs	(5)	—	(5)	6	(3)	3
Private healthcare investing	1	—	1	(2)	—	(2)
Asset-based/specialty finance	5	(1)	4	7	(4)	3
Private minority stakes in alternative asset managers	1	—	1	2	—	2
Other	3	—	3	2	—	2
Equity in earnings (losses) of investees	4	(1)	3	12	(7)	5
Total	$8	$(1)	$7	$13	$(7)	$6
____________________
(1)    Second quarter 2025 includes CLO equity tranches distributed from a CLO fund in the fourth quarter of 2024.

Effect of Ownership Interest in Sound Point and Alternative Investments
on Condensed Consolidated Statements of Operations

	Six Months 2025			Six Months 2024
	Investments	CIVs	Consolidated	Investments	CIVs	Consolidated
	(in millions)
Net investment income (1)	$23	$—	$23	$2	$—	$2
Net realized investment gains (losses)	(7)	—	(7)	—	—	—
Fair value gains (losses) on trading securities	1	—	1	—	—	—
Equity in earnings (losses) of investees:
Equity in earnings of Sound Point	12	—	12	1	—	1
Equity in earnings (losses) of alternative investments:
CLOs	3	—	3	26	(18)	8
Private healthcare investing	13	—	13	2	—	2
Asset-based/specialty finance	14	(7)	7	11	(6)	5
Private minority stakes in alternative asset managers	15	—	15	10	—	10
Other	6		6	3	—	3
Equity in earnings (losses) of investees	63	(7)	56	53	(24)	29
Total	$80	$(7)	$73	$55	$(24)	$31
____________________
(1)    Six months 2025 includes CLO equity tranches distributed from a CLO fund in the fourth quarter of 2024.

Commitments

The Company has agreed to invest an aggregate amount of $1.5 billion in alternative investments, including $1 billion in Sound Point managed investments, subject to certain conditions precedent. Unfunded commitments for alternative investments as of June 30, 2025 were $567 million. See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for a description of the alternative investments agreement with Sound Point.

Restricted Assets

Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements or otherwise pledged or restricted totaled $79 million as of both June 30, 2025 and December 31, 2024. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or are otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements with a fair value of $1,092 million and $1,135 million as of June 30, 2025 and December 31, 2024, respectively.

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

Condensed Consolidated Cash Flow Summary

The summarized condensed consolidated statements of cash flows in the table below present the cash flow effect for the aggregate of the Insurance and Asset Management segments and Corporate division, separately from the aggregate effect of consolidating FG VIEs and CIVs.

Summarized Condensed Consolidated Cash Flows

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in millions)
Net cash flows provided by (used in) operating activities, excluding FG VIEs and CIVs operating cash flows	$56	$58	$143	$(4)
FG VIEs and CIVs operating cash flows	22	—	22	(12)
Net cash flows provided by (used in) operating activities	78	58	165	(16)

Net cash flows provided by (used in) investing activities, excluding FG VIEs and CIVs investing cash flows	213	90	343	347
FG VIEs and CIVs investing cash flows	4	(3)	8	(7)
Net cash flows provided by (used in) investing activities	217	87	351	340

Net cash flows provided by (used in) financing activities, excluding FG VIEs and CIVs financing cash flows
Dividends paid	(17)	(17)	(36)	(36)
Repurchases of common shares	(131)	(152)	(251)	(281)
Other	(5)	—	(32)	(28)
FG VIEs and CIVs financing cash flows	(4)	(4)	(8)	(155)
Net cash flows provided by (used in) financing activities (1)	(157)	(173)	(327)	(500)

Effect of exchange rate changes	5	—	8	(1)
Increase (decrease) in cash and cash equivalents and restricted cash	143	(28)	197	(177)
Cash and cash equivalents and restricted cash at beginning of period	182	137	128	286
Cash and cash equivalents and restricted cash at the end of the period	$325	$109	$325	$109
____________________
(1)    Claims paid on consolidated FG VIEs are presented in the condensed consolidated statements of cash flows as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

Cash flows from operating activities were inflows of $165 million in six months 2025 and outflows of $16 million in six months 2024. The six months 2025 cash flow from operations includes the receipt of $97 million in satisfaction of the judgment the Company was awarded and its recoveries in connection with the resolution of the LBIE litigation. In addition, six months 2025 cash flows from operations were higher than in six months 2024 due to a $68 million decrease in net claim payments.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity securities and short-term investments and paydowns on, and sales of, FG VIEs’ assets. The increase in investing cash inflows in six months 2025 compared with six months 2024 was mainly attributable to higher net sales of short-term investments in six months 2025, which were partially offset by lower net sales of fixed-maturity securities in six months 2025. See Item 1, Financial Statements, Condensed Consolidated Statements of Cash Flows, and Note 4, Expected Loss to be Paid (Recovered), for additional information.

Financing activities primarily consist of (i) AGL share repurchases and dividends and (ii) paydowns of FG VIEs’ liabilities. Six months 2024 FG VIE financing cash flows included the par paydown of liabilities of certain trusts related to Puerto Rico exposures of $144 million.

From July 1, 2025 through August 6, 2025, the Company repurchased an additional 538 thousand of common shares. As of August 6, 2025, the Company was authorized to purchase approximately $356 million of its common shares. For more information about the Company’s share repurchases and authorizations, see Item 1, Financial Statements, Note 12, Shareholders’ Equity.

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

Management of the Company, with the participation of its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. Based on their evaluation as of June 30, 2025 covered by this Form 10-Q, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting during second quarter 2025 which were identified in connection with the evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during second quarter 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (3)
April 1 - April 30	489,406	$83.27	489,330	$191,138,578
May 1 - May 31	510,316	$87.14	448,596	$152,216,607
June 1 - June 30	599,579	$85.17	599,579	$101,150,500
Total	1,599,301	$85.22	1,537,505
____________________
(1)    The total number of shares purchased also includes shares purchased as a result of employees surrendering shares as payment for withholding taxes upon the vesting of share awards.
(2)    After giving effect to repurchases since the Board first authorized the repurchase program on January 18, 2013, through August 6, 2025, the Company has repurchased a total of 154 million common shares for approximately $5.7 billion, excluding commissions, at an average price of $36.82 per share. On August 6, 2025, the Company announced that the Board had authorized an additional $300 million of share repurchases. As of August 6, 2025, the remaining authorization the Company was authorized to purchase was approximately $356 million of its common shares, on a settlement basis. The repurchase program has no expiration date and the Board has previously increased the authorization periodically.
(3)    Excludes commissions and excise taxes.

ITEM 5.    OTHER MATTERS

10b5-1 Trading Plans

During second quarter 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6.EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Document
22.0	Subsidiary Companies and Issuers of Guaranteed Securities
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1	The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated August 8, 2025	By:	/s/ BENJAMIN G. ROSENBLUM

Benjamin G. Rosenblum Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)