Form 10-Q
period 2025-09-30
ASSURED GUARANTY LTD
filed 2025-11-07
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of November 5, 2025 was 46,109,095 (includes 22,002 unvested restricted shares).

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions except share data)

	As of
	September 30, 2025	December 31, 2024
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $54 and $60 (amortized cost of $6,492 and $6,827)	$6,278	$6,369
Fixed-maturity securities, trading, at fair value	136	147
Short-term investments, at fair value	1,332	1,221
Other invested assets (includes $4 and $4, at fair value)	1,012	926
Total investments	8,758	8,663
Cash	157	121
Premiums receivable, net of commissions payable	1,583	1,551
Deferred acquisition costs	190	176
Salvage and subrogation recoverable	453	396
Financial guaranty variable interest entities’ assets, at fair value	145	147
Assets of consolidated investment vehicles (includes $132 and $99, at fair value)	136	101
Other assets (includes $159 and $131, at fair value)	679	746
Total assets	$12,101	$11,901
Liabilities
Unearned premium reserve	$3,663	$3,719
Loss and loss adjustment expense reserve	308	268
Long-term debt	1,702	1,699
Financial guaranty variable interest entities’ liabilities, at fair value ($150 and $155 with recourse, $9 and $9 without recourse)	159	164
Other liabilities (includes $31 and $34, at fair value)	532	498
Total liabilities	6,364	6,348
Commitments and contingencies (Notes 3, 4, 7 and 11)
Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 46,708,564 and 50,505,320 shares issued and outstanding)	—	1
Retained earnings	5,836	5,878
Accumulated other comprehensive income (loss), net of tax of $(39) and $(75)	(179)	(385)
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	5,658	5,495
Nonredeemable noncontrolling interests (Note 8)	79	58
Total shareholders’ equity	5,737	5,553
Total liabilities and shareholders’ equity	$12,101	$11,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Net earned premiums	$94	$97	$274	$300
Net investment income	94	82	270	247
Net realized investment gains (losses)	(10)	—	(32)	2
Fair value gains (losses) on credit derivatives	5	3	110	19
Fair value gains (losses) on committed capital securities	8	(3)	9	(12)
Fair value gains (losses) on financial guaranty variable interest entities	3	(7)	6	(11)
Fair value gains (losses) on consolidated investment vehicles	17	21	40	54
Foreign exchange gains (losses) on remeasurement	(23)	55	93	43
Fair value gains (losses) on trading securities	8	9	11	52
Other income (loss)	11	12	52	22
Total revenues	207	269	833	716
Expenses
Loss and loss adjustment expenses (benefit)	(30)	(51)	38	(54)
Interest expense	22	22	67	68
Amortization of deferred acquisition costs	6	5	16	14
Employee compensation and benefit expenses	50	47	160	153
Other operating expenses	44	44	131	124
Total expenses	92	67	412	305
Income (loss) before income taxes and equity in earnings (losses) of investees	115	202	421	411
Equity in earnings (losses) of investees	20	18	76	47
Income (loss) before income taxes	135	220	497	458
Less: Provision (benefit) for income taxes	21	44	92	88
Net income (loss)	114	176	405	370
Less: Noncontrolling interests	9	5	21	12
Net income (loss) attributable to Assured Guaranty Ltd.	$105	$171	$384	$358

Earnings per share:
Basic	$2.20	$3.23	$7.82	$6.57
Diluted	$2.18	$3.17	$7.73	$6.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$114	$176	$405	$370
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $12, $25, $29 and $16	37	152	174	111
Investments with credit impairment, net of tax provision (benefit) of $3, $3, $7 and $4	9	10	29	18
Change in net unrealized gains (losses) on investments	46	162	203	129
Change in instrument-specific credit risk on financial guaranty variable interest entities’ liabilities with recourse, net of tax provision (benefit)	1	(1)	1	(1)
Other, net of tax provision (benefit)	1	—	2	—
Other comprehensive income (loss)	48	161	206	128
Comprehensive income (loss)	162	337	611	498
Less: Comprehensive income (loss) attributable to noncontrolling interests	9	5	21	12
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$153	$332	$590	$486

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Three Months Ended September 30, 2025

		Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of June 30, 2025	48,109,439	$—	$5,859	$(227)	$1	$5,633	$96	$5,729
Net income	—	—	105	—	—	105	9	114
Dividends ($0.34 per share)	—	—	(16)	—	—	(16)	—	(16)
Deconsolidation	—	—	—	—	—	—	(26)	(26)
Common shares repurchases	(1,423,121)	—	(120)	—	—	(120)	—	(120)
Share-based compensation	22,246	—	8	—	—	8	—	8
Other comprehensive income	—	—	—	48	—	48	—	48
As of September 30, 2025	46,708,564	$—	$5,836	$(179)	$1	$5,658	$79	$5,737

For the Three Months Ended September 30, 2024

		Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of June 30, 2024	53,185,707	$1	$5,929	$(392)	$1	$5,539	$56	$5,595
Net income	—	—	171	—	—	171	5	176
Dividends ($0.31 per share)	—	—	(16)	—	—	(16)	—	(16)
Common shares repurchases	(1,658,441)	—	(132)	—	—	(132)	—	(132)
Share-based compensation	29,484	—	5	—	—	5	—	5
Distributions	—	—	—	—	—	—	(7)	(7)
Other comprehensive income	—	—	—	161	—	161	—	161
As of September 30, 2024	51,556,750	$1	$5,957	$(231)	$1	$5,728	$54	$5,782

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) - (Continued)

(dollars in millions, except share data)

For the Nine Months Ended September 30, 2025

		Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of December 31, 2024	50,505,320	$1	$5,878	$(385)	$1	$5,495	$58	$5,553
Net income	—	—	384	—	—	384	21	405
Dividends ($1.02 per share)	—	—	(53)	—	—	(53)	—	(53)
Common shares repurchases	(4,295,854)	(1)	(371)	—	—	(372)	—	(372)
Share-based compensation	499,098	—	(2)	—	—	(2)	—	(2)
Other comprehensive income	—	—	—	206	—	206	—	206
As of September 30, 2025	46,708,564	$—	$5,836	$(179)	$1	$5,658	$79	$5,737

For the Nine Months Ended September 30, 2024

		Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
As of December 31, 2023	56,217,305	$1	$6,070	$(359)	$1	$5,713	$52	$5,765
Net income	—	—	358	—	—	358	12	370
Dividends ($0.93 per share)	—	—	(52)	—	—	(52)	—	(52)
Common shares repurchases	(5,126,047)	—	(417)	—	—	(417)	—	(417)
Share-based compensation	465,492	—	(2)	—	—	(2)	—	(2)
Distributions	—	—	—	—	—	—	(10)	(10)
Other comprehensive income	—	—	—	128	—	128	—	128
As of September 30, 2024	51,556,750	$1	$5,957	$(231)	$1	$5,728	$54	$5,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (in millions)

	Nine Months Ended September 30,
	2025	2024
Net cash flows provided by (used in) operating activities	$220	$1
Cash flows from investing activities:
Fixed-maturity securities, available-for-sale:
Purchases	(1,226)	(968)
Sales	533	575
Maturities and paydowns	1,104	577
Short-term investments with original maturities of over three months:
Purchases	(3)	(1)
Maturities and paydowns	—	5
Net sales (purchases) of short-term investments with original maturities of less than three months	(103)	172
Sales of fixed-maturity securities, trading	8	233
Maturities and paydowns of fixed-maturity securities, trading	14	5
Paydowns of financial guaranty variable interest entities’ assets	16	18
Purchases of and contributions to other invested assets	(95)	(103)
Sales of and return of capital from other invested assets	39	35
Other	(9)	(4)
Net cash flows provided by (used in) investing activities	278	544
Cash flows from financing activities:
Dividends paid	(53)	(52)
Repurchases of common shares	(369)	(412)
Net paydowns of financial guaranty variable interest entities’ liabilities	(13)	(157)
Payments related to tax withholding for share-based compensation	(34)	(30)
Other	2	2
Distributions to noncontrolling interests from consolidated investment vehicles	—	(10)
Net cash flows provided by (used in) financing activities	(467)	(659)
Effect of foreign exchange rate changes	5	2
Increase (decrease) in cash and cash equivalents and restricted cash	36	(112)
Cash and cash equivalents and restricted cash at beginning of period	128	286
Cash and cash equivalents and restricted cash at end of period	$164	$174

(continued on next page)

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited) - (Continued)

 (in millions)

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information
Income taxes paid (received)	$40	$59
Interest paid on long-term debt	63	66

Supplemental disclosure of non-cash activities:
Receipt of fixed-maturity securities, available-for-sale	$9	$—

	As of
	September 30, 2025	September 30, 2024
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash	$157	$147
Cash and cash equivalents of consolidated investment vehicles	4	23
Restricted cash (included in other assets)	3	4
Cash and cash equivalents and restricted cash at the end of period	$164	$174

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

Insurance

Through its insurance subsidiaries, the Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment, including a scheduled principal or interest payment (collectively, debt service), the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom (U.K.), and also guarantees obligations issued in other countries and regions, including Western Europe and Australia. The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form. The Company’s principal insurance subsidiaries are:

•Assured Guaranty Inc. (AG), domiciled in Maryland and formerly known as Assured Guaranty Corp., and its insurance subsidiaries:
•Assured Guaranty UK Limited, organized in the U.K.;
•Assured Guaranty (Europe) SA, organized in France;
•Assured Guaranty Re Ltd. (AG Re), domiciled in Bermuda, and its insurance subsidiary:
•Assured Guaranty Re Overseas Ltd. (AGRO), domiciled in Bermuda.

The Company designated certain assets and liabilities supporting the Insurance segment as held for sale in the first quarter of 2023. These assets and liabilities had carrying values of $30 million (reported in “other assets”) and $4 million (reported in “other liabilities”), respectively, as of September 30, 2025, and were sold in the fourth quarter of 2025. The Company is evaluating the effect on its consolidated financial statements.

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

These unaudited interim condensed consolidated financial statements are as of September 30, 2025 and cover the three-month period ended September 30, 2025 (third quarter 2025), the three-month period ended September 30, 2024 (third quarter 2024), the nine-month period ended September 30, 2025 (nine months 2025) and the nine-month period ended September 30, 2024 (nine months 2024). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current period’s presentation.

The unaudited interim condensed consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries, and its consolidated financial guaranty VIEs (FG VIEs) and consolidated investment vehicles (CIVs). See Note 8, Variable Interest Entities. Intercompany accounts and transactions between and among all consolidated entities have been eliminated. All amounts are reported in U.S. dollars, unless otherwise specified.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission.

Recent Accounting Standards Adopted

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This ASU refines the scope of Accounting Standards Codification (ASC) 815 to clarify which contracts are subject to derivative accounting and provides clarification under ASC 606 for share-based payments from a customer in a revenue contract. The Company elected to early adopt this ASU as of January 1, 2025, with no effect on the Company's consolidated financial statements.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU updates the capitalization guidance for internal-use software development costs by removing all references to software development project stages and providing new guidance requiring an entity to start capitalizing when both of the following occur: (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. This ASU allows entities to adopt the new guidance prospectively, retrospectively, or with a modified transition. The Company is evaluating when and how it will adopt this ASU and the effect it may have on its consolidated financial statements.

2.    Segment Information

The Company reports its results of operations in two segments: Insurance and Asset Management. The Company separately reports the results of its Corporate division and the effects of consolidating FG VIEs and CIVs. This presentation is consistent with the manner in which the Chief Executive Officer and President, the chief operating decision maker (CODM), reviews the business to assess performance and allocate resources. The CODM predominantly uses adjusted operating income to allocate resources for each segment in the annual budget and forecasting process and to assess the performance for each segment.

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

The Other category in the tables below primarily includes the effect of consolidating FG VIEs, CIVs and intersegment eliminations. See Note 8, Variable Interest Entities.

The following table presents information for the Company’s operating segments. Intersegment revenues include transactions between and among the segments, the Corporate division and Other category.

Segment Information

	Third Quarter
	2025		2024
	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$204	$6	$202	$1
Intersegment revenues	2	2	2	1
Segment revenues	206	8	204	2
Segment loss and LAE (benefit)	(31)	—	(53)	—
Segment employee compensation and benefit expenses	44	—	40	—
Segment amortization of deferred acquisition costs (DAC)	6	—	5	—
Other segment items (2)	32	4	36	2
Segment expenses	51	4	28	2
Segment equity in earnings (losses) of investees	16	—	28	4
Less: Segment provision (benefit) for income taxes	26	1	42	—
Segment adjusted operating income (loss)	$145	$3	$162	$4

Selected components of segment adjusted operating income:
Net investment income	$94	$—	$82	$—
Non-cash compensation and operating expenses (3)	15	—	18	—

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

	Nine Months
	2025		2024
	Insurance (1)	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$637	$24	$615	$8
Intersegment revenues	7	5	7	2
Segment revenues	644	29	622	10
Segment loss and LAE (benefit)	(27)	—	(49)	—
Segment employee compensation and benefit expenses	140	—	128	—
Segment amortization of DAC	16	—	14	—
Other segment items (2)	91	17	90	6
Segment expenses	220	17	183	6
Segment equity in earnings (losses) of investees	48	12	83	2
Less: Segment provision (benefit) for income taxes	83	5	95	1
Segment adjusted operating income (loss)	$389	$19	$427	$5

Selected components of segment adjusted operating income:
Net investment income	$269	$—	$246	$—
Non-cash compensation and operating expenses (3)	47	—	46	—
_____________________
(1)    Nine months 2025 results include the gain recognized in connection with the Lehman Brothers International (Europe) (in administration) (LBIE) litigation, which represents the full satisfaction of the judgment the Company was awarded and its claims for attorneys’ fees, expenses and interest. See Note 6, Contracts Accounted for as Credit Derivatives, for additional information.
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

Reconciliation of Segment Information to Consolidated Information
Three Months Ended September 30, 2025

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$206	$51	$16	$26	$—	$145
Asset Management	8	4	—	1	—	3
Total segments	214	55	16	27	—	148
Corporate division	3	38	9	(2)	—	(24)
Other	13	(1)	(5)	—	9	—
Subtotal	230	92	20	25	9	124
Reconciling items:
Realized gains (losses) on investments	(10)	—	—	—	—	(10)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	1	—	—	—	—	1
Fair value gains (losses) on CCS	8	—	—	—	—	8
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(22)	—	—	—	—	(22)
Tax effect	—	—	—	(4)	—	4
Consolidated	$207	$92	$20	$21	$9	$105

Reconciliation of Segment Information to Consolidated Information
Three Months Ended September 30, 2024

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$204	$28	$28	$42	$—	$162
Asset Management	2	2	4	—	—	4
Total segments	206	30	32	42	—	166
Corporate division	4	37	—	(4)	—	(29)
Other	8	(2)	(14)	(2)	5	(7)
Subtotal	218	65	18	36	5	130
Reconciling items:
Realized gains (losses) on investments	—	—	—	—	—	—
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	—	2	—	—	—	(2)
Fair value gains (losses) on CCS	(3)	—	—	—	—	(3)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	54	—	—	—	—	54
Tax effect	—	—	—	8	—	(8)
Consolidated	$269	$67	$18	$44	$5	$171

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
Nine Months Ended September 30, 2025

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$644	$220	$48	$83	$—	$389
Asset Management	29	17	12	5	—	19
Total segments	673	237	60	88	—	408
Corporate division	11	117	28	(5)	—	(73)
Other	29	(5)	(12)	—	21	1
Subtotal	713	349	76	83	21	336
Reconciling items:
Realized gains (losses) on investments	(32)	—	—	—	—	(32)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	61	63	—	—	—	(2)
Fair value gains (losses) on CCS	9	—	—	—	—	9
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	82	—	—	—	—	82
Tax effect	—	—	—	9	—	(9)
Consolidated	$833	$412	$76	$92	$21	$384

Reconciliation of Segment Information to Consolidated Information
Nine Months Ended September 30, 2024

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$622	$183	$83	$95	$—	$427
Asset Management	10	6	2	1	—	5
Total segments	632	189	85	96	—	432
Corporate division	13	128	—	(14)	—	(101)
Other	28	(12)	(38)	(2)	12	(8)
Subtotal	673	305	47	80	12	323
Reconciling items:
Realized gains (losses) on investments	2	—	—	—	—	2
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	11		—	—	—	11
Fair value gains (losses) on CCS	(12)	—	—	—	—	(12)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	42	—	—	—	—	42
Tax effect	—	—	—	8	—	(8)
Consolidated	$716	$305	$47	$88	$12	$358

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

The Company has, from time to time, purchased securities that it has insured, and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). Amounts attributable to Loss Mitigation Securities are excluded from par and debt service outstanding, and are instead reported as Loss Mitigation Securities in the investment portfolio. The Company manages such securities as investments and not insurance exposure. As of September 30, 2025 and December 31, 2024, the Company excluded net par outstanding of $801 million and $1.2 billion attributable to Loss Mitigation Securities.

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

Financial Guaranty Portfolio
Debt Service and Par Outstanding

	As of September 30, 2025		As of December 31, 2024
	Gross	Net	Gross	Net
	(in millions)
Debt Service
Public finance	$426,334	$426,261	$403,789	$403,718
Structured finance	12,929	12,503	12,674	12,248
Total financial guaranty	$439,263	$438,764	$416,463	$415,966

Par Outstanding
Public finance	$263,472	$263,418	$250,429	$250,375
Structured finance	11,883	11,457	11,603	11,177
Total financial guaranty	$275,355	$274,875	$262,032	$261,552

In addition to amounts shown in the table above, the Company had outstanding commitments to provide financial guaranties of $1.6 billion of public finance gross par and $2.2 billion of structured finance gross par as of September 30, 2025. These commitments are contingent on the satisfaction of all conditions set forth in the financial guaranties and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

The Company and Financial Guaranty Insurance Company (FGIC) had been parties to a novation agreement, dated as of February 8, 2024 (Novation Agreement) pursuant to which certain FGIC policies insuring approximately $353 million of public finance (including infrastructure) gross par and approximately $50 million of structured finance gross par as of December 31, 2023 could in the future have been novated to the Company in accordance with the terms and conditions of the Novation Agreement. The Novation Agreement was entered into in connection with a potential transaction that would accelerate the run-off of FGIC’s insured portfolio (Proposed Transaction), and the Proposed Transaction and novations contemplated by the Novation Agreement, had been subject in all respects to review and approval by New York State Department of Financial Services (NYDFS). On September 10, 2024, following the NYDFS’s review of the Proposed Transaction and information submitted by FGIC, FGIC received a written communication from the NYDFS stating that the NYDFS does not support the Proposed Transaction. The Novation Agreement provided that either the Company or FGIC could terminate such agreement in accordance with its terms in the event the Proposed Transaction did not occur on or prior to September 30, 2025. As the Proposed Transaction did not occur by such date, the Company terminated the Novation Agreement effective October 6, 2025.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio by Internal Rating
As of September 30, 2025

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S.		Structured Finance Non-U.S.		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$22	—%	$1,873	3.7%	$474	5.8%	$515	15.4%	$2,884	1.0%
AA	17,346	8.2	2,522	4.9	5,303	65.5	134	4.0	25,305	9.3
A	121,320	57.2	12,422	24.2	766	9.5	2,698	80.4	137,206	49.9
BBB	69,807	32.9	27,581	53.7	706	8.7	8	0.2	98,102	35.7
BIG	3,596	1.7	6,929	13.5	853	10.5	—	—	11,378	4.1
Total net par outstanding	$212,091	100.0%	$51,327	100.0%	$8,102	100.0%	$3,355	100.0%	$274,875	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2024

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S.		Structured Finance Non-U.S.		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$25	—%	$2,074	4.2%	$512	6.1%	$470	17.3%	$3,081	1.2%
AA	17,664	8.8	2,854	5.8	5,386	63.7	58	2.1	25,962	9.9
A	111,502	55.5	13,046	26.5	952	11.3	2,117	77.7	127,617	48.8
BBB	69,096	34.3	24,828	50.5	707	8.3	79	2.9	94,710	36.2
BIG	2,888	1.4	6,398	13.0	896	10.6	—	—	10,182	3.9
Total net par outstanding	$201,175	100.0%	$49,200	100.0%	$8,453	100.0%	$2,724	100.0%	$261,552	100.0%

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of September 30, 2025

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,584	$416	$596	$3,596	$212,091
Non-U.S. public finance	4,494	2,435	—	6,929	51,327
Public finance	7,078	2,851	596	10,525	263,418
Structured finance:
U.S. RMBS	173	28	579	780	1,400
Other structured finance	—	18	55	73	10,057
Structured finance	173	46	634	853	11,457
Total	$7,251	$2,897	$1,230	$11,378	$274,875

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2024

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,119	$137	$632	$2,888	$201,175
Non-U.S. public finance	5,879	519	—	6,398	49,200
Public finance	7,998	656	632	9,286	250,375
Structured finance:
U.S. RMBS	104	29	686	819	1,507
Other structured finance	—	21	56	77	9,670
Structured finance	104	50	742	896	11,177
Total	$8,102	$706	$1,374	$10,182	$261,552

Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of September 30, 2025

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in millions)
BIG 1	$7,226	$25	$7,251	92	3	95
BIG 2	2,893	4	2,897	10	1	11
BIG 3	1,230	—	1,230	95	3	98
Total BIG	$11,349	$29	$11,378	197	7	204

 Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of December 31, 2024

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in millions)
BIG 1	$8,074	$28	$8,102	98	3	101
BIG 2	702	4	706	12	1	13
BIG 3	1,374	—	1,374	97	3	100
Total BIG	$10,150	$32	$10,182	207	7	214
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

Specialty Business

	As of September 30, 2025		As of December 31, 2024
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in millions)
Diversified real estate (1)	$2,071	$2,071	$2,004	$2,004
Insurance reserve financings and securitizations	1,502	1,179	1,449	1,126
Pooled corporate obligations	840	840	868	868
Aircraft residual value insurance	147	87	147	87
____________________
(1)    Excess-of-loss guaranty of a minimum amount of billed rent on a diversified portfolio of real estate properties with an internal rating of AAA that matures in 2044. This guaranty is accounted for in accordance with ASC 460, Guarantees.

All exposures in the table above are rated investment grade, except for aircraft residual value insurance gross and net exposure of $5 million as of both September 30, 2025 and December 31, 2024.

In addition to the amounts shown in the table above, as of September 30, 2025, the Company had $60 million of outstanding aggregate gross aircraft residual value insurance commitments. These commitments are contingent on the satisfaction of specified conditions and may expire unused or be cancelled at the request of the respective counterparty. Therefore, the total commitment amount does not necessarily reflect actual future covered amounts.

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

In order to effectively evaluate and manage the economics and liquidity of the entire insured portfolio, management assigns ratings and calculates expected loss to be paid (recovered), on a contract-by-contract basis, in the same manner for all its exposures regardless of form or differing accounting models. The exposure reported in Note 3, Outstanding Exposure, includes policies accounted for under various accounting models depending on the characteristics of the contract and the Company’s control rights. The three primary models are: (i) insurance, as described in Note 5, Contracts Accounted for as

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Insurance; (ii) derivatives, as described in Note 6, Contracts Accounted for as Credit Derivatives, and Note 9, Fair Value Measurement; and (iii) FG VIE consolidation, as described in Note 8, Variable Interest Entities. The Company has paid and may pay future claims and/or recover past claims on policies which fall under each of these accounting models. This note provides information regarding expected loss to be paid (recovered), regardless of the accounting method.

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

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Third Quarter		Nine Months
Accounting Model	September 30, 2025	December 31, 2024	2025	2024	2025	2024
	(in millions)
Insurance (see Note 5)	$92	$90	$(35)	$(31)	$51	$(19)
FG VIEs (see Note 8)	12	16	(4)	(1)	(5)	—
Credit derivatives (see Note 6)	—	—	1	(2)	(63)	(1)
Total	$104	$106	$(38)	$(34)	$(17)	$(20)

The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts, which are accounted for under one of the following accounting models: insurance, derivative or FG VIE. The Company used risk-free rates for U.S. and non-U.S. currencies that ranged from 1.92% to 5.70% with a weighted average of 4.02% as of September 30, 2025 and 1.98% to 5.22% with a weighted average of 4.38% as of December 31, 2024.

Net Expected Loss to be Paid (Recovered)
Roll Forward

	Third Quarter		Nine Months
	2025	2024	2025	2024
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$186	$447	$106	$505
Economic loss development (benefit) due to:
Accretion of discount	2	5	5	14
Changes in discount rates	—	3	6	1
Changes in timing and assumptions	(40)	(42)	(28)	(35)
Total economic loss development (benefit) (1)	(38)	(34)	(17)	(20)
Net (paid) recovered losses (1)	(44)	(107)	15	(179)
Net expected loss to be paid (recovered), end of period	$104	$306	$104	$306
____________________
(1)    Nine months 2025 amounts include recoveries recognized in connection with the resolution of the LBIE litigation. See Note 6, Contracts Accounted for as Credit Derivatives, for additional information.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Third Quarter 2025
Sector	Net Expected Loss to be Paid (Recovered) as of June 30, 2025	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2025
	(in millions)
Public finance:
U.S. public finance	$53	$(2)	$(81)	$(30)
Non-U.S. public finance	139	(6)	—	133
Public finance	192	(8)	(81)	103
Structured finance:
U.S. RMBS	(35)	(31)	7	(59)
Other structured finance (2)	29	1	30	60
Structured finance	(6)	(30)	37	1
Total	$186	$(38)	$(44)	$104

	Third Quarter 2024
Sector	Net Expected Loss to be Paid (Recovered) as of June 30, 2024	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2024
	(in millions)
Public finance:
U.S. public finance	$374	$(23)	$(113)	$238
Non-U.S. public finance	37	46	(2)	81
Public finance	411	23	(115)	319
Structured finance:
U.S. RMBS	—	(56)	10	(46)
Other structured finance	36	(1)	(2)	33
Structured finance	36	(57)	8	(13)
Total	$447	$(34)	$(107)	$306

	Nine Months 2025
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2024	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2025
	(in millions)
Public finance:
U.S. public finance	$18	$51	$(99)	$(30)
Non-U.S. public finance	98	36	(1)	133
Public finance	116	87	(100)	103
Structured finance:
U.S. RMBS	(43)	(40)	24	(59)
Other structured finance (2)	33	(64)	91	60
Structured finance	(10)	(104)	115	1
Total	$106	$(17)	$15	$104

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

	Nine Months 2024
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2023	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2024
	(in millions)
Public finance:
U.S. public finance	$398	$(14)	$(146)	$238
Non-U.S. public finance	20	63	(2)	81
Public finance	418	49	(148)	319
Structured finance:
U.S. RMBS	43	(69)	(20)	(46)
Other structured finance	44	—	(11)	33
Structured finance	87	(69)	(31)	(13)
Total	$505	$(20)	$(179)	$306
____________________
(1)    Amounts are net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”
(2)    Nine months 2025 amounts include recoveries recognized in connection with the resolution of the LBIE litigation. See Note 6, Contracts Accounted for as Credit Derivatives, for additional information. Includes cash proceeds for recoveries related to claims previously paid.

The tables above include (i) net LAE paid (recovered) of $5 million, $5 million, $(51) million and $25 million for third quarter 2025, third quarter 2024, nine months 2025 and nine months 2024, respectively, and (ii) net expected LAE to be paid of $4 million as of September 30, 2025 and $11 million as of December 31, 2024.

Public Finance

The largest components of the public finance net expected losses to be paid (recovered) relate to certain insured healthcare and U.K. regulated utility exposures, as well as Puerto Rico Electric Power Authority (PREPA). The total net expected loss to be paid for public finance exposures is net of expected recoveries of $310 million and $265 million as of September 30, 2025 and December 31, 2024, respectively, for certain claims and LAE that have already been paid. In third quarter 2025, the economic benefit for public finance transactions was primarily attributable to certain healthcare exposures. In nine months 2025, the economic loss development for public finance transactions was primarily attributable to higher expected losses for certain U.K. regulated utility exposures, PREPA and certain healthcare exposures.

U.K. Regulated Utility and European Renewable Energy

As of September 30, 2025, the Company insures net par of £3.8 billion (or $5.2 billion) of BIG U.K. regulated utility and €792 million (or $930 million) of BIG European renewable energy transactions that are experiencing operational strain.

As of September 30, 2025, the Company had £1.7 billion (or $2.3 billion) of net par outstanding of Thames Water Utilities Finance PLC (Thames), a BIG U.K. regulated utility. All of the Company’s insured exposure to Thames is to senior Class A debt at the regulated operating company level and not holding company debt or subordinated debt. The Company, as part of the Thames senior Class A creditor group, continues to engage the Water Services Regulation Authority (the governmental body responsible for the economic regulation of the privatized water and sewage industry in England and Wales, or Ofwat), His Majesty’s Treasury and other members of the U.K. Government in restructuring negotiations, and is taking other actions to work out this insured credit. The first scheduled principal payment that comes due under the Company’s Thames exposure is in 2037. The Company is actively working to mitigate losses and reduce risk.

Following sustained controversy about the failures in the wider water sector, the U.K. Government formed an independent commission to conduct a wide ranging review (known as the Cunliffe review) in recognition of the need for fundamental reform. The final report, published in 2025, is the most comprehensive review since the industry’s privatization and covers a wide range of topics, including regulatory reform, company governance, long term investment, the legislative framework and overall strategy and planning in the water system. Key amongst the many recommendations in this final report

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
was the overhaul of the regulatory system and the consolidation of the U.K. water utility regulators into a single regulator. Some of the recommendations, if implemented, are expected to improve the financial condition of the Company’s insured obligations. The U.K. Government indicated that it is reviewing the report and will publish a white paper in late 2025 with its full response.

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

Puerto Rico

All of the Company’s exposure to the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and its various authorities and public corporations is rated BIG. The Company’s Puerto Rico net par and net debt service outstanding as of September 30, 2025 were $553 million and $645 million, respectively, compared with net par and net debt service outstanding as of December 31, 2024 of $637 million and $756 million, respectively.

Defaulting Puerto Rico Exposure

As of September 30, 2025, the Company’s only unresolved outstanding insured Puerto Rico exposure subject to a payment default was PREPA. As of September 30, 2025, the Company’s PREPA net par and debt service outstanding were $464 million and $539 million, respectively. As of December 31, 2024, the Company’s PREPA net par and debt service outstanding were $532 million and $629 million, respectively. The PREPA bonds are secured by a lien on the net revenues of the electric system. The default of PREPA’s obligations has been the subject of restructuring negotiations, mediation and litigation since 2014.

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

Certain legal actions involving the Company and relating to defaults by the Commonwealth and its authorities and public corporations were resolved in 2022. The remaining proceedings relate to PREPA’s default, including two related recently active proceedings and a number of proceedings that remain stayed pending the U.S. District Court for the District of Puerto Rico’s (Federal District Court of Puerto Rico) determination on a plan of adjustment and disclosure statement, as described below.

PREPA – Recently Active Proceedings

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

The FOMB asked the First Circuit to reconsider its determination that bondholders’ security interest in future net revenues is perfected twice, once on June 26, 2024, and again on November 27, 2024. In both instances, the First Circuit upheld its determination, with the most recent decision published on December 31, 2024.

Bondholders’ Administrative Expense Claim. In light of the decision by the First Circuit described above in Lien Challenge Adversary Proceeding and Appeal, in March 2025, the Federal District Court of Puerto Rico ordered the parties to propose an agreed proposal or competing proposals for a litigation schedule for resolving certain key issues related to PREPA bondholders’ claims, including determining whether the bondholders’ perfected lien described above includes collateral used for PREPA’s administrative expenses, prior to a further plan confirmation hearing. On March 13, 2025, the parties submitted competing proposals. At an Omnibus Hearing held on March 19, 2025, the Federal District Court of Puerto Rico indicated that it would allow the bondholders, including the Company, to litigate an administrative expense claim based on PREPA’s post-petition use of the bondholders’ collateral and that the parties could revisit the possibility of litigating other key issues at a later time. At an Omnibus Hearing held on October 22, 2025, the Federal District Court of Puerto Rico instructed the parties to submit a joint discovery schedule and status report for the administrative expense claim by November 24, 2025.

FOMB Board

In August 2025, the FOMB announced that the U.S. administration terminated six of its seven board members. On September 18, 2025, three of the terminated board members sued the U.S. administration for reinstatement, alleging that they had been unlawfully terminated without cause and that their offices are a form of property protected by due process. On October 3, 2025, the Federal District Court of Puerto Rico granted the plaintiffs’ request for a preliminary injunction.

Mediation and PREPA Litigation Stay

On July 10, 2024, the Federal District Court of Puerto Rico ordered the FOMB and bondholders to resume mediation and instituted a 60-day stay of all PREPA litigation, subsequently extending mediation and the litigation stay several times. Following the Omnibus Hearing held on March 19, 2025, the Federal District Court of Puerto Rico partially lifted the PREPA litigation stay and indicated that the PREPA litigation stay otherwise remains in place for the time being. The Federal District Court of Puerto Rico most recently extended the term of mediation through April 30, 2026.

Plan of Adjustment, Disclosure Statement and Related Stayed Proceedings

The FOMB filed an initial plan of adjustment and disclosure statement for PREPA with the Federal District Court of Puerto Rico on December 16, 2022. On November 17, 2023, the Federal District Court of Puerto Rico approved a supplemental disclosure statement (Supplemental Disclosure Statement) relating to the PREPA plan of adjustment filed by the FOMB (as amended or modified from time to time). On February 16, 2024, the FOMB filed with the Federal District Court of Puerto Rico the Modified Fourth Amended Title III Plan of Adjustment (Fourth FOMB PREPA Plan). The Supplemental Disclosure Statement and the Fourth FOMB PREPA Plan are based on the PREPA fiscal plan certified by the FOMB on June 23, 2023. The confirmation hearing for the Fourth FOMB PREPA Plan occurred in March 2024. At the end of the hearing, the Federal District Court of Puerto Rico stated that it was taking the confirmation of the Fourth FOMB PREPA Plan under advisement. As directed by the Federal District Court of Puerto Rico, the FOMB filed on March 28, 2025 its Fifth Amended Title III Plan of Adjustment and related Disclosure Statement for informational purposes of the parties.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following proceedings involving the Company and relating to the default by PREPA remain stayed in the Federal District Court of Puerto Rico pending its determination on a plan of adjustment and disclosure statement:

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

Non-Defaulting Puerto Rico Exposure

As of September 30, 2025 and December 31, 2024, the Company had $76 million and $92 million, respectively, of remaining non-defaulting Puerto Rico net par outstanding related primarily to the Puerto Rico Municipal Finance Agency (MFA). The MFA exposures are secured by a lien on local tax revenues and remain current on debt service payments.

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

When a second lien loan defaults, there is generally a low recovery. The Company assumed that it will generally recover 2% of future defaulting collateral at the time of charge-off. Additional amounts of post charge-off recoveries are projected to come in evenly over the next five years in instances where the Company is able to obtain information on the lien status and the second lien is still intact. The Company evaluates its assumptions quarterly based on actual recoveries of charged-off loans observed from period to period and reasonable expectations of future recoveries. During third quarter 2025, due to observed trends and high levels of home equity, the Company updated its assumptions of such recoveries to reflect a base scenario, and a weighted-average, recovery of 60%, up from 50%, which resulted in a benefit in economic development of $26 million.

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

Expected losses are also a function of the structure of the transaction, the interest rate environment and other factors.

Net Economic Loss Development (Benefit)
U.S. RMBS

	Third Quarter		Nine Months
	2025	2024	2025	2024
	(in millions)
First lien U.S. RMBS	$(2)	$(21)	$(4)	$(24)
Second lien U.S. RMBS	(29)	(35)	(36)	(45)
Total U.S. RMBS economic loss development (benefit)	$(31)	$(56)	$(40)	$(69)

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

In the most heavily weighted scenario (base scenario), the Company assumes the final CDR will be reached one year after the 36-month CDR plateau period. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18-month period, staying or trending, as applicable, to 40% in the base scenario over 2.5 years.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Key Assumptions in Base Scenario Expected Loss Estimates
First Lien U.S. RMBS

	As of September 30, 2025				As of December 31, 2024
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	0.0%	-	9.2%	3.2%	0.0%	-	8.8%	3.4%
Final CDR	0.0%	-	0.5%	0.2%	0.0%	-	0.4%	0.2%
Initial loss severity	40.0%	-	50.0%	43.0%	40.0%	-	50.0%	43.1%
Future recovery for deferred principal balances	50%				50%
Liquidation rates (1)	20%	-	50%		20%	-	50%
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

The Company establishes its scenarios by increasing and decreasing the periods and levels of stress from those used in the base scenario. In the Company’s most stressful scenario where 20% of deferred principal balances are assumed to be recovered, loss severities experience stress for nine years and the initial ramp-down of the CDR was assumed to occur over 16 months, expected loss to be paid would increase from current projections by approximately $33 million for all first lien U.S. RMBS transactions. In the Company’s least stressful scenario where 80% of deferred principal balances are assumed to be recovered, the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over eight months), expected loss to be paid would decrease from current projections by approximately $32 million for all first lien U.S. RMBS transactions.

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

Key Assumptions in Base Scenario Expected Loss Estimates
HELOCs

	As of September 30, 2025				As of December 31, 2024
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	0.1%	–	10.7%	2.2%	0.0%	–	5.6%	2.2%
Final CDR	0.0%	–	0.5%	0.1%	0.0%	–	0.3%	0.1%
Liquidation rates (1)	20%	–	55%		20%	–	55%
Loss severity on future defaults	98%				98%
Projected future recoveries on previously charged-off loans	60%				50%
____________________
(1)    The liquidation rates range from current but recently delinquent loans to foreclosed loans.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The Company modeled scenarios with a longer period of elevated defaults and others with a shorter period of elevated defaults as well as various levels of assumed recoveries. In the Company’s most stressful scenario, assuming 40% recoveries on charged-off loans, increasing the CDR plateau to 42 months, increasing the ramp-down by four months to 16 months (for a total stress period of 58 months) and using the ultimate prepayment rate of 15% would decrease the expected recovery by approximately $49 million for HELOC transactions. On the other hand, in the Company’s least stressful scenario, assuming 80% recoveries on charged-off loans, reducing the CDR plateau to 30 months, decreasing the length of the CDR ramp-down to eight months (for a total stress period of 38 months) and lowering the ultimate prepayment rate to 10% would increase the expected recovery by approximately $49 million for HELOC transactions.

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

5.    Contracts Accounted for as Insurance

The portfolio of outstanding exposures discussed in Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered), includes contracts that are accounted for as insurance contracts, derivatives and consolidated FG VIEs. Amounts presented in this note relate only to contracts accounted for as insurance, unless otherwise specified. See Note 6, Contracts Accounted for as Credit Derivatives, for amounts related to CDS and Note 8, Variable Interest Entities, for amounts related to consolidated FG VIEs.

Premiums

Net Earned Premiums

	Third Quarter		Nine Months
	2025	2024	2025	2024
	(in millions)
Financial guaranty insurance:
Scheduled net earned premiums	$77	$73	$228	$216
Accelerations from refundings and terminations	5	14	14	56
Accretion of discount on net premiums receivable	10	8	28	23
Financial guaranty insurance net earned premiums	92	95	270	295
Specialty net earned premiums	2	2	4	5
Net earned premiums	$94	$97	$274	$300

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Gross Premium Receivable,
Net of Commissions Payable on Assumed Business and Allowance for Credit Losses
Roll Forward

	Nine Months
	2025	2024
	(in millions)
Beginning of year	$1,551	$1,468
Less: Specialty insurance premium receivable	1	1
Financial guaranty insurance premiums receivable	1,550	1,467
New business and supplemental premiums, net of commissions	214	278
Gross premiums received, net of commissions	(265)	(267)
Adjustments:
Changes in the expected term and debt service assumptions	(23)	(28)
Accretion of discount, net of commissions on assumed business	26	19
Foreign exchange gain (loss) on remeasurement	81	43
Change in allowance for credit losses	(1)	—
Financial guaranty insurance premium receivable	1,582	1,512
Specialty insurance premium receivable	1	1
September 30,	$1,583	$1,513

Approximately 68% and 69% of gross premiums receivable, net of commissions payable, as of September 30, 2025 and December 31, 2024, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

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

Financial Guaranty Insurance
Expected Future Premium Collections and Earnings

	As of September 30, 2025
		Future Net Premiums to be Earned (2)
	Future Premiums to be Collected (1)	Earnings of Deferred Premium Revenue	Accretion of Discount	Total
	(in millions)
2025 (October 1 - December 31)	$60	$78	$10	$88
2026	157	294	37	331
2027	131	272	35	307
2028	125	258	33	291
2029	113	240	31	271
2030-2034	439	954	130	1,084
2035-2039	346	627	96	723
2040-2044	266	414	63	477
2045-2049	201	275	36	311
2050-2054	123	142	16	158
After 2054	121	104	12	116
Total	$2,082	$3,658	$499	$4,157
____________________
(1)    Net of assumed commissions payable.
(2)    Net of reinsurance.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Selected Information for Financial Guaranty Insurance Policies with Premiums Paid in Installments

	As of
	September 30, 2025	December 31, 2024
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,582	$1,550
Deferred premium revenue	1,855	1,901
Weighted-average risk-free rate used to discount premiums	2.6%	2.5%
Weighted-average period of premiums receivable (in years)	12.0	12.3

Insurance Contracts’ Losses Reported in the Consolidated Financial Statements

Loss reserves and salvage and subrogation recoverable are discounted at risk-free rates for financial guaranty insurance obligations that ranged from 1.92% to 5.70% with a weighted average of 4.03% as of September 30, 2025 and 1.98% to 5.22% with a weighted average of 4.38% as of December 31, 2024.

The following table provides information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance.

Net Reserve (Salvage) by Sector

	As of
Sector	September 30, 2025	December 31, 2024
	(in millions)
Public finance:
U.S. public finance	$(67)	$(14)
Non-U.S. public finance	21	5
Public finance	(46)	(9)
Structured finance:
U.S. RMBS	(156)	(151)
Other structured finance	60	33
Structured finance	(96)	(118)
Total	$(142)	$(127)

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

Reconciliation of Net Expected Loss to be Paid (Recovered) to Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2025
(in millions)
Net expected loss to be paid (recovered) - financial guaranty insurance	$91
Contra-paid, net	23
Salvage and subrogation recoverable, net	449
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(306)
Net expected loss to be expensed (present value)	$257

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

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2025
(in millions)
2025 (October 1 - December 31)	$3
2026	14
2027	17
2028	20
2029	18
2030-2034	81
2035-2039	37
2040-2044	19
2045-2049	25
2050-2054	20
After 2054	3
Net expected loss to be expensed (present value)	257
Future expected accretion	27
Total expected future loss and LAE	$284

The following table presents the loss and LAE (benefit) reported in the condensed consolidated statements of operations by sector for insurance contracts.

Loss and LAE (Benefit) by Sector

	Third Quarter		Nine Months
Sector	2025	2024	2025	2024
	(in millions)
Public finance:
U.S. public finance	$(5)	$(11)	$46	$(12)
Non-U.S. public finance	(2)	—	18	—
Public finance	(7)	(11)	64	(12)
Structured finance:
U.S. RMBS	$(25)	$(39)	$(25)	$(42)
Other structured finance	2	(1)	(1)	—
Structured finance	(23)	(40)	(26)	(42)
Loss and LAE (benefit)	$(30)	$(51)	$38	$(54)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of September 30, 2025

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	92	10	95	197	197
Remaining weighted-average period (in years)	12.8	26.5	5.6	17.2	17.2

Outstanding exposure:
Par	$7,232	$2,893	$1,236	$11,361	$11,349
Interest	5,051	4,459	337	9,847	9,845
Total (2)	$12,283	$7,352	$1,573	$21,208	$21,194

Expected cash outflows (inflows)	$398	$2,378	$1,244	$4,020	$4,012
Potential recoveries (3)	(659)	(2,134)	(1,111)	(3,904)	(3,894)
Subtotal	(261)	244	133	116	118
Discount	92	(107)	(12)	(27)	(27)
Expected losses to be paid (recovered)	$(169)	$137	$121	$89	$91

Deferred premium revenue	$331	$106	$108	$545	$545
Reserves (salvage)	$(249)	$67	$36	$(146)	$(143)

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

The components of the Company’s credit derivative net par outstanding by sector are presented in the table below. The estimated remaining weighted average life of credit derivatives was 8.9 years and 8.4 years as of September 30, 2025 and December 31, 2024, respectively.

 Credit Derivatives (1)

	As of September 30, 2025		As of December 31, 2024
Sector	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$997	$(11)	$1,025	$(12)
Non-U.S. public finance	1,645	(14)	2,044	(15)
U.S. structured finance	143	(2)	150	(2)
Non-U.S. structured finance	974	1	993	—
Total	$3,759	$(26)	$4,212	$(29)
____________________
(1)    See Note 4, Expected Loss to be Paid (Recovered), for expected loss to be paid on credit derivatives.

Fair Value Gains (Losses) on Credit Derivatives

	Third Quarter		Nine Months
	2025	2024	2025	2024
	(in millions)
Realized gains (losses) and other settlements	$2	$2	$107	$2
Net unrealized gains (losses)	3	1	3	17
Fair value gains (losses) on credit derivatives	$5	$3	$110	$19

On November 28, 2011, LBIE sued AG Financial Products Inc. (AGFP), a subsidiary of AGL which, in the past, had provided credit protection to counterparties under CDS. Following defaults by LBIE under transaction documents governing CDS between LBIE and AGFP, AGFP terminated the CDS in compliance with the transaction documents and properly calculated that LBIE owed AGFP approximately $25 million in connection with the termination, whereas LBIE asserted in its complaint filed in the Supreme Court of the State of New York (the Court) that AGFP owed LBIE a termination payment of approximately $1.4 billion. Following a bench trial, on March 8, 2023, the Court rendered its decision and found in favor of AGFP. Following the exhaustion of LBIE’s appeals, the Company recognized a realized gain on credit derivatives in the first quarter of 2025 of $103 million, which represents the full satisfaction of the judgment it was awarded and its claims for attorneys’ fees, expenses and interest in connection with this litigation.

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

CDS Spread on AG (in basis points)

	As of September 30, 2025	As of December 31, 2024	As of September 30, 2024	As of December 31, 2023
Five-year CDS spread	70	75	65	66
One-year CDS spread	24	25	26	23

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AG Credit Spread

	As of
	September 30, 2025	December 31, 2024
	(in millions)
Fair value of credit derivatives before effect of AG credit spread	$(59)	$(64)
Plus: Effect of AG credit spread	33	35
Net fair value of credit derivatives	$(26)	$(29)

The fair value of CDS contracts as of September 30, 2025, before considering the benefit applicable to AG’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions, sometimes related to downgrades, compared with those at the time of underwriting for certain underlying credits with longer tenor.

7.    Investments

The largest component of the investment portfolio is fixed-maturity securities, the majority of which are investment grade and managed by outside managers. The Company has established investment guidelines for these investment managers regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector.

Investment Portfolio
Carrying Value

	As of
	September 30, 2025	December 31, 2024
	(in millions)
Fixed-maturity securities, available-for-sale	$6,278	$6,369
Fixed-maturity securities, trading	136	147
Short-term investments	1,332	1,221
Other invested assets:
Equity method investments:
Ownership interest in Sound Point	414	418
Funds and other investments	587	496
Other	11	12
Total (1)	$8,758	$8,663
____________________
(1)    In the investment portfolio, the aggregate carrying value of Sound Point managed investments was $581 million and $569 million as of September 30, 2025 and December 31, 2024, respectively, excluding the Company’s ownership interest in Sound Point and certain investments in funds that are accounted for as CIVs.

As of September 30, 2025 and December 31, 2024, 8.8% and 12.6%, respectively, of available-for-sale fixed-maturity securities were either rated BIG or not rated, primarily consisting of Loss Mitigation Securities, collateralized loan obligation (CLO) equity tranches and liquidity bonds issued by a U.K. regulated utility. As of September 30, 2025 and December 31, 2024, the carrying value of Loss Mitigation Securities was $140 million and $479 million, respectively. In July 2025, the Company’s largest BIG exposure in the investment portfolio, which was obtained as a part of a loss mitigation strategy, with an aggregate carrying value of $408 million as of June 30, 2025 reached its final resolution after many years of negotiation and was paid down after liquidation of the trust assets. The Company received $459 million in connection with this resolution, including principal, accrued interest and other expected recoveries. This resolution did not have a significant effect on the condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the carrying value of CLO equity tranches was $242 million and $277 million, respectively. Fixed-maturity securities classified as trading securities primarily include contingent value instruments (CVIs) and are not rated.

The investment portfolio includes $945 million in alternative investments primarily consisting of (i) CLO equity securities classified as available-for-sale fixed-maturity securities, and (ii) $598 million of investments across various asset classes that are reported in other invested assets. In addition, as of September 30, 2025 and December 31, 2024, $45 million and $33 million, respectively, of the Company’s total alternative investments was invested in a Sound Point managed fund which

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
was reported in “assets of CIVs,” “other liabilities” and “nonredeemable noncontrolling interests.” See Note 8, Variable Interest Entities. The Company’s alternative investment commitments as of September 30, 2025 include $563 million in unfunded commitments which together with its $945 million in funded commitments total $1.5 billion, including a $1 billion commitment to invest in Sound Point managed alternative investments, subject to certain conditions precedent. Capital allocated to alternative investments was committed to several funds pursuing various strategies, including private healthcare investing, asset-based/specialty finance and CLOs. See Note 1, Business and Basis of Presentation, for a description of the Company’s alternative investments agreement with Sound Point.

Accrued investment income, which is reported in “other assets,” was $70 million as of September 30, 2025 and $64 million as of December 31, 2024.

Available-for-Sale Fixed-Maturity Securities by Security Type
As of September 30, 2025

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in millions)
Obligations of state and political subdivisions	28%	$1,808	$(13)	$36	$(76)	$1,755
U.S. government and agencies	1	51	—	1	(4)	48
Corporate securities (2)	46	2,977	(7)	73	(120)	2,923
Mortgage-backed securities (3):
RMBS	10	670	(24)	8	(51)	603
Commercial mortgage-backed securities (CMBS)	3	184	—	2	(1)	185
Asset-backed securities:
CLOs	8	506	(10)	5	(29)	472
Other (4)	3	196	—	3	—	199
Non-U.S. government securities	1	100	—	2	(9)	93
Total available-for-sale fixed-maturity securities	100%	$6,492	$(54)	$130	$(290)	$6,278

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
(3)U.S. government-agency obligations represented 74% and 68% of mortgage-backed securities as of September 30, 2025 and December 31, 2024, respectively, based on fair value.
(4)This category includes an investment in an affiliated entity with amortized cost of $48 million and $41 million, and fair value of $49 million and $42 million, as of September 30, 2025 and December 31, 2024, respectively.

Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of September 30, 2025

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$193	$(2)	$822	$(74)	$1,015	$(76)
U.S. government and agencies	5	—	12	(4)	17	(4)
Corporate securities	150	(1)	858	(93)	1,008	(94)
Mortgage-backed securities:
RMBS	20	—	131	(7)	151	(7)
CMBS	36	—	59	(1)	95	(1)
Asset-backed securities:
CLOs	128	(8)	34	—	162	(8)
Other	34	—	10	—	44	—
Non-U.S. government securities	32	—	19	(9)	51	(9)
Total	$598	$(11)	$1,945	$(188)	$2,543	$(199)
Number of securities (1)		194		905		1,083

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

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of September 30, 2025 and December 31, 2024 were primarily related to higher interest rates rather than credit quality. As of September 30, 2025, the Company did not intend to and was not required to sell investments in an unrealized loss position prior to the expected recovery in value. As of September 30, 2025, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 277 securities had unrealized losses in excess of 10% of their carrying value, whereas as of December 31, 2024, 438 securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $151 million as of September 30, 2025 and $223 million as of December 31, 2024.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of September 30, 2025 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of September 30, 2025

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$214	$216
Due after one year through five years	1,475	1,485
Due after five years through 10 years	2,003	1,981
Due after 10 years	1,946	1,808
Mortgage-backed securities:
RMBS	670	603
CMBS	184	185
Total	$6,492	$6,278

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements or otherwise pledged or restricted totaled $82 million and $79 million as of September 30, 2025 and December 31, 2024, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or are otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements with a fair value of $789 million and $1,135 million as of September 30, 2025 and December 31, 2024, respectively.

Income from Investments

The components of income derived from the investment portfolio are presented in the following tables.

Income from Investments

	Third Quarter		Nine Months
	2025	2024	2025	2024
	(in millions)
Investment income:
Fixed-maturity securities, available-for-sale (1)	$81	$62	$232	$184
Short-term investments	14	21	39	66
Other invested assets	1	—	3	—
Investment income	96	83	274	250
Investment expenses	(2)	(1)	(4)	(3)
Net investment income	$94	$82	$270	$247

Fair value gains (losses) on trading securities (2)	$8	$9	$11	$52

Equity in earnings (losses) of investees:
Ownership interest in Sound Point	$—	$4	$12	$5
Funds and other investments	20	14	64	42
Equity in earnings (losses) of investees	$20	$18	$76	$47
____________________
(1)    Amounts include $7 million of investment income on Loss Mitigation Securities for both third quarter 2025 and third quarter 2024, and $21 million for both nine months 2025 and nine months 2024. The increase in investment income from available-for-sale fixed-maturity securities in third quarter 2025 and nine months 2025 is primarily due to investment income on CLO equity tranches in the available-for-sale portfolio. Certain CLO equity tranche investments were reclassified to the available-for-sale fixed-maturity portfolio in the fourth quarter of 2024, with interest income now reported in net investment income, and changes in fair value reported in other comprehensive income (OCI). The Company had previously held the CLO equity tranches in a Sound Point managed fund with changes in net asset value (NAV) reported in “equity in earnings (losses) of investees.”
(2)    Fair value gains on trading securities pertaining to securities still held as of September 30, 2025 were $7 million for third quarter 2025 and $9 million for nine months 2025. Fair value gains on trading securities pertaining to securities still held as of September 30, 2024 were $7 million for third quarter 2024 and $26 million for nine months 2024.

A majority of the trading securities are Puerto Rico CVIs. In 2022, as a result of the resolution of certain defaulting Puerto Rico exposures, the Company received Puerto Rico CVIs, along with other consideration. The CVIs are intended to provide creditors with additional recoveries tied to the outperformance of the Puerto Rico 5.5% sales and use tax receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. As of September 30, 2025, the remaining CVIs had a fair value of $125 million. The Company may sell in the future any CVIs it continues to hold.

Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2025	2024	2025	2024
	(in millions)
Gross realized gains on sales of available-for-sale securities	$1	$—	$5	$2
Gross realized losses on sales of available-for-sale securities	(1)	(4)	(10)	(11)
Net foreign currency gains (losses)	1	—	—	(2)
Change in the allowance for credit losses and intent to sell	(12)	3	(25)	11
Other net realized gains (losses)	1	1	(2)	2
Net realized investment gains (losses)	$(10)	$—	$(32)	$2

The proceeds from sales of fixed-maturity securities classified as available-for-sale were $106 million in third quarter 2025, $87 million in third quarter 2024, $533 million in nine months 2025 and $575 million in nine months 2024.

The following table presents the roll forward of the allowance for the credit losses on available-for-sale fixed-maturity securities.

Roll Forward of Allowance for Credit Losses
for Available-for-Sale Fixed-Maturity Securities

	Third Quarter		Nine Months
	2025	2024	2025	2024
	(in millions)
Balance, beginning of period	$47	$69	$60	$77
Additions for securities for which credit losses were not previously recognized	1	2	11	2
Additions (reductions) for securities for which credit losses were previously recognized	11	(5)	13	(13)
Write-offs charged against the allowance	(5)	—	(30)	—
Balance, end of period	$54	$66	$54	$66

Credit losses for third quarter 2025 and nine months 2025 were primarily associated with alternative investments. Credit losses for third quarter 2024 and nine months 2024 were primarily related to Loss Mitigation Securities. The Company did not purchase any securities with credit deterioration during the periods presented.

8.    Variable Interest Entities

FG VIEs

The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs, but does not act as the servicer or collateral manager for any guaranteed VIE obligations. The transaction structure generally provides certain financial protections to the Company that can take several forms, the most common of which are overcollateralization, first loss protection (or subordination) and excess spread. In the case of overcollateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the Company. In the case of first loss, the Company’s financial guaranty insurance policy only covers a senior layer of losses experienced by multiple obligations issued by the VIEs. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to VIEs generate interest income that is in excess of the interest payments on the debt issued by the VIE. Such excess spread is typically distributed through the transaction’s cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the VIE (thereby, creating additional overcollateralization), or distributed to equity or other investors in the transaction.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The Company is not primarily liable for the debt obligations issued by the VIEs it insures and would only be required to make payments on insured debt obligations in the event that the issuer defaults on any principal or interest due and only for the amount of the shortfall. The Company’s creditors do not have any rights with regard to the collateral supporting the insured debt issued by the VIEs. Proceeds from sales, maturities, prepayments and interest from the underlying collateral in the VIEs may only be used to pay debt service on the respective VIEs’ liabilities.

As part of the terms of its financial guaranty contracts insuring the debt obligations of a VIE, the Company obtains certain protective rights that give it additional controls over the VIE. These protective rights are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer’s or collateral manager’s financial condition. Typically, at deal inception, the Company is not deemed to control the VIEs whose debt it insures; however, once a trigger event occurs, the Company’s control of the VIE typically increases.

With respect to the debt obligations of VIEs that it insures, the Company continuously evaluates its power to direct the activities that most significantly impact the VIE’s economic performance and the circumstances where it is obligated to absorb VIE losses or is entitled to receive benefits that could potentially be significant to the VIE. Under GAAP, the Company is typically deemed to be the control party for a VIE when its protective rights give it the power to both terminate and replace the transaction’s servicer or collateral manager, which are characteristics specific to the Company’s financial guaranty contracts. If the protective rights that could make the Company the control party have not been triggered, then the VIE is not consolidated. If the Company is deemed to no longer have those protective rights, the VIE is deconsolidated.

If the Company consolidates a VIE whose debt it insures as a result of its consolidation analysis, the Company refers to such consolidated VIE as an FG VIE. The FG VIEs’ liabilities that are insured by the Company are considered to be with recourse, because the Company guarantees the payment of principal and interest regardless of the performance of the related FG VIEs’ assets. The FG VIEs’ liabilities that are not insured by the Company are considered to be without recourse, because the payment of principal and interest of these liabilities is wholly dependent on the performance of the FG VIEs’ assets.

The Company has elected the fair value option (FVO) for the assets and liabilities of all of the FG VIEs, which are all RMBS as of both September 30, 2025 and December 31, 2024. Upon initial adoption of the accounting guidance for VIEs in 2010, the Company elected to fair value its FG VIEs’ assets and liabilities as the carrying amount transition method was not practical. To allow for consistency in the accounting for the assets and liabilities of its consolidated FG VIEs, the Company elected the FVO. The change in fair value of FG VIEs’ assets and liabilities is reported in “fair value gains (losses) on FG VIEs” in the condensed consolidated statements of operations, except for the change in fair value attributable to the change in instrument-specific credit risk (ISCR) on the FG VIEs’ liabilities which is reported in OCI. Interest income and interest expense are derived from the trustee reports and are also included in “fair value gains (losses) on FG VIEs.”

As of both September 30, 2025 and December 31, 2024, the Company consolidated 23 FG VIEs. During the second quarter of 2025, the Company consolidated one FG VIE when its protective rights were triggered that made it the control party. The Company subsequently irrevocably waived its control rights resulting in the deconsolidation of this FG VIE.

Components of FG VIE Assets and Liabilities

Net fair value gains and losses on FG VIEs are expected to reverse to zero by the maturity of the FG VIEs’ debt, except for net premiums received and net claims paid by the Company under its financial guaranty insurance contracts. The Company’s estimate of expected loss to be paid (recovered) for FG VIEs is included in Note 4, Expected Loss to be Paid (Recovered).

The inception-to-date change in fair value of the FG VIEs’ liabilities with recourse measured at fair value under the FVO attributable to the ISCR is calculated by holding all current period assumptions constant for each security and isolating the effect of the change in the Company’s CDS spread from the most recent date of consolidation to the current period. In general, if the Company’s CDS spread tightens, more value will be assigned to the Company’s credit; however, if the Company’s CDS spread widens, less value is assigned to the Company’s credit.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Selected Information for FG VIEs’ Assets and Liabilities
Measured under the FVO

	As of
	September 30, 2025	December 31, 2024
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$253	$264
FG VIEs’ liabilities with recourse	32	38
FG VIEs’ liabilities without recourse	15	16
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	27	27
Unpaid principal for FG VIEs’ liabilities with recourse (1)	182	193
____________________
(1)    FG VIEs’ liabilities with recourse will mature at various dates ranging from 2025 through 2038.

The change in the ISCR of the FG VIEs’ assets for which the Company elected the FVO held as of September 30, 2025 that was reported in the condensed consolidated statements of operations for third quarter 2025 and nine months 2025 were gains of $3 million and $6 million, respectively. The change in the ISCR of the FG VIEs’ assets at FVO held as of September 30, 2024 were losses of $2 million and $4 million for third quarter 2024 and nine months 2024, respectively. The ISCR amount is determined by using expected cash flows at the original date of consolidation, discounted at the effective yield, less current expected cash flows discounted at that same original effective yield.

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

As of September 30, 2025 and December 31, 2024, the Company consolidated one active CIV with assets of $136 million and $101 million, respectively, consisting primarily of investments with Sound Point affiliated entities.

Noncontrolling Interest in CIVs

Noncontrolling interest (NCI) represents the portion of the consolidated CIVs not owned by the Company and includes ownership interests of third parties and former employees. The NCI is nonredeemable and presented on the statement of shareholders’ equity.

Non-Consolidated VIEs

As described in Note 3, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 16 thousand policies monitored as of September 30, 2025, approximately 14 thousand policies are not within the scope of FASB ASC 810, Consolidation, because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of September 30, 2025 and December 31, 2024, the Company identified 52 and 50 policies, respectively, that contain provisions and experienced events that may trigger consolidation.

The Company holds variable interests in investment vehicles which are not consolidated, as the Company is not the primary beneficiary. As of September 30, 2025, the Company’s maximum exposure to losses relating to these VIEs was $816 million, which is limited to the carrying value of these assets.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing transparency for certain products changes, the Company may refine its methodologies and assumptions. During nine months 2025, no changes were made to the Company’s valuation models that had (or are expected to have) a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

There were transfers of securities into Level 3 in the investment portfolio and CIVs due to changes in observability of pricing inputs, and in CIVs, in connection with the distribution of assets from a CIV, in third quarter 2024. There were no other transfers from or into Level 3 during the periods presented.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

As of September 30, 2025, the Company used models to price 154 securities. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined based on an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts; and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which could have significantly affected the fair value of the securities.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

The fair value of the Company’s credit derivative contracts generally represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the credit derivatives’ contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. A credit derivative liability on protection sold is the result of contractual cash inflows on in-force transactions that are lower than what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the reporting date. Consistent with previous years, market conditions as of September 30, 2025 were such that market prices of the Company’s CDS contracts were not available.

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

In the Company’s valuation model, the current premium is not permitted to go below the minimum rate that the Company would charge to assume similar risks in the reporting period. This assumption can have the effect of limiting the amount of unrealized gains that are recognized on certain CDS contracts. The minimum premium had no effect on the fair value of CDS contracts as of both September 30, 2025 and December 31, 2024.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
FG VIEs’ Assets and Liabilities

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

The prices of these assets and liabilities of the FG VIEs are generally determined with the assistance of an independent third party and based on a discounted cash flow approach. The third party pricing service utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security by factoring in collateral types, weighted-average lives and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithms designed to aggregate market color, received by the independent third party, on comparable bonds.

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

Significant changes to any of the inputs described above could have a material effect on the fair value of the CIVs’ assets and liabilities. Changes in the fair value of assets and liabilities of CIVs, interest income and interest expense are reported in “fair value gains (losses) on consolidated investment vehicles” in the condensed consolidated statements of operations.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Amounts recorded at fair value in the Company’s financial statements are presented in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of September 30, 2025

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Fixed-maturity securities, available-for-sale
Obligations of state and political subdivisions	$—	$1,745	$10	$1,755
U.S. government and agencies	—	48	—	48
Corporate securities	—	2,755	168	2,923
Mortgage-backed securities:
RMBS	—	458	145	603
CMBS	—	185	—	185
Asset-backed securities	—	150	521	671
Non-U.S. government securities	—	93	—	93
Total fixed-maturity securities, available-for-sale	—	5,434	844	6,278
Fixed-maturity securities, trading	—	132	4	136
Short-term investments	1,329	3	—	1,332
Other invested assets (1)	—	—	4	4
FG VIEs’ assets	—	—	145	145
Assets of CIVs, equity securities	—	—	132	132
Other assets	78	64	17	159
Total assets carried at fair value	$1,407	$5,633	$1,146	$8,186
Liabilities:
FG VIEs’ liabilities (2)	$—	$—	$159	$159
Other liabilities	—	—	31	31
Total liabilities carried at fair value	$—	$—	$190	$190

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
(2)    FG VIEs’ liabilities include those with and without recourse. See Note 8, Variable Interest Entities.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during third quarter 2025, third quarter 2024, nine months 2025 and nine months 2024.

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Third Quarter 2025

	Fixed-Maturity Securities, Available-for-Sale
	Obligations of State and Political Subdivisions	Corporate		RMBS		Asset- Backed Securities		Fixed-Maturity Securities, Trading		FG VIEs’ Assets		Assets of CIVs, Equity Securities		Other (7)
	(in millions)
Fair value as of June 30, 2025	$10	$84		$142		$977		$4		$153		$121		$5
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	1	(1)	3	(1)	3	(1)	1	(10)	7	(2)	11	(4)	9	(3)
Other comprehensive income (loss)	—	10		6		(3)		—		—		—		1
Purchases	—	73		—		40		—		—		—		—
Sales	—	—		—		—		—		—		—		—
Settlements	—	—		(6)		(496)		(1)		(6)		—		—
Deconsolidations	—	—		—		—		—		(9)		—		—
Fair value as of September 30, 2025	$10	$168		$145		$521		$4		$145		$132		$15
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2025 included in:
Earnings								$—		$6	(2)	$11	(4)	$9	(3)
OCI	$—	$10		$6		$(2)								$1

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Third Quarter 2025

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)
	(in millions)
Fair value as of June 30, 2025	$(29)		$(161)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	5	(6)	(4)	(2)
Other comprehensive income (loss)	—		1
Settlements	(2)		5
Fair value as of September 30, 2025	$(26)		$(159)
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2025 included in:
Earnings	$3	(6)	$(4)	(2)
OCI			$1

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Third Quarter 2024

	Fixed-Maturity Securities, Available-for-Sale								Assets of CIVs
	Obligations of State and Political Subdivisions	RMBS		Asset- Backed Securities		Fixed-Maturity Securities, Trading	FG VIEs’ Assets		Equity Securities		Structured Products		Other (7)
	(in millions)
Fair value as of June 30, 2024	$7	$150		$795		$—	$160		$93		$225		$6
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	5	(1)	7	(1)	—	2	(2)	9	(4)	(5)	(4)	(4)	(3)
Other comprehensive income (loss)	—	3		(3)		—	—		—		—		1
Purchases	—	—		19		—	—		—		25		1
Sales	—	—		—		—	—		(3)		—		—
Settlements	—	(6)		(31)		(2)	(6)		—		—		—
Reclassifications (9)	—	—		—		8	—		—		(8)		—
Transfers out of Level 3	—	—		—		—	—		(2)		—		—
Fair value as of September 30, 2024	$7	$152		$787		$6	$156		$97		$237		$4
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2024 included in:
Earnings						$—	$—		$9	(4)	$(1)	(4)	$(4)	(3)
OCI	$—	$3		$(3)									$(1)

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Third Quarter 2024

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)
	(in millions)
Fair value as of June 30, 2024	$(34)		$(393)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	3	(6)	(3)	(2)
Other comprehensive income (loss)	—		(1)
Issuances	(2)		—
Settlements	(1)		5
Fair value as of September 30, 2024	$(34)		$(392)
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2024 included in:
Earnings	$1	(6)	$(4)	(2)
OCI			$(1)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Nine Months 2025

	Fixed-Maturity Securities, Available-for-Sale
	Obligations of State and Political Subdivisions		Corporate		RMBS		Asset- Backed Securities		Fixed-Maturity Securities, Trading		FG VIEs’ Assets		Assets of CIVs, Equity Securities		Other (7)
	(in millions)
Fair value as of December 31, 2024	$10		$—		$145		$1,031		$5		$147		$99		$5
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	2	(1)	1	(1)	7	(1)	21	(1)	1	(10)	14	(2)	33	(4)	10	(3)
Other comprehensive income (loss)	—		20		12		8		—		—		—		—
Purchases	—		147		—		40		—		—		—		—
Sales	—		—		—		(12)		—		—		—		—
Settlements	(2)		—		(19)		(567)		(2)		(16)		—		—
Consolidations	—		—		—		—		—		9		—		—
Deconsolidations	—		—		—		—		—		(9)		—		—
Fair value as of September 30, 2025	$10		$168		$145		$521		$4		$145		$132		$15
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2025 included in:
Earnings									$—		$11	(2)	$33	(4)	$10	(3)
OCI	$—		$20		$12		$(20)								$—

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Nine Months 2025

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)
	(in millions)
Fair value as of December 31, 2024	$(29)		$(164)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	110	(6)	(9)	(2)
Other comprehensive income (loss)	—		1
Settlements	(107)		13
Fair value as of September 30, 2025	$(26)		$(159)
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2025 included in:
Earnings	$3	(6)	$(8)	(2)
OCI			$1

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Nine Months 2024

	Fixed-Maturity Securities, Available-for-Sale								Assets of CIVs
	Obligations of State and Political Subdivisions	RMBS		Asset- Backed Securities		Fixed-Maturity Securities, Trading	FG VIEs’ Assets		Equity Securities		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2023	$6	$154		$803		$—	$174		$80		$189		$14
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	12	(1)	24	(1)	—	(1)	(2)	21	(4)	(10)	(4)	(12)	(3)
Other comprehensive income (loss)	2	5		5		—	1		—		—		1
Purchases	—	—		30		—	—		—		76		1
Sales	—	—		—		—	—		(5)		(20)		—
Settlements	(1)	(19)		(95)		(2)	(18)		—		—		—
Reclassifications (9)	—	—		—		8	—		—		(8)		—
Transfers into Level 3	—	—		20		—	—		3		10		—
Transfers out of Level 3	—	—		—		—	—		(2)		—		—
Fair value as of September 30, 2024	$7	$152		$787		$6	$156		$97		$237		$4
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2024 included in:
Earnings						$—	$(5)	(2)	$21	(4)	$(3)	(4)	$(12)	(3)
OCI	$2	$5		$3			$1						$1

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
(9)Represents securities transferred from one of the CIVs to the investment portfolio due to the distribution of assets of that CIV.
(10)Reported in “fair value gains (losses) on trading securities.”

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
As of September 30, 2025

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$10	Yield	5.3%	-	15.0%	6.7%
Corporate	168	Yield	5.3%	-	8.3%	5.4%
RMBS	145	Conditional prepayment rate (CPR)	0.0%	-	17.9%	3.9%
		CDR	1.2%	-	18.6%	5.4%
		Loss severity	50.0%	-	125.0%	79.9%
		Yield	7.0%	-	10.0%	8.4%
Asset-backed securities:
CLOs	472	Discount margin	1.0%	-	2.9%	1.8%
		Yield	10.2%	-	23.5%	17.8%
Others	49	Yield	9.7%
Fixed-maturity securities, trading (1)	4	Yield	4.2%	-	7.7%	6.0%
FG VIEs’ assets (1)	145	CPR	1.1%	-	28.1%	5.1%
		CDR	1.2%	-	41.0%	10.5%
		Loss severity	45.0%	-	100.0%	83.5%
		Yield	6.3%	-	9.9%	8.7%
Assets of CIVs - equity securities (3)	132	Discount rate	23.4%
		Market multiple-price to book	1.00x
		Market multiple-price to earnings	5.75x
		Terminal growth rate	4.0%
		Exit multiple-price to book	1.00x
		Exit multiple-price to earnings	5.50x
Other assets (1)	12	Implied Yield	6.5%	-	7.0%	6.7%
		Term (years)	10 years
Credit derivative liabilities, net (1)	(26)	Hedge cost (in basis points) (bps)	11.8	-	27.9	15.4
		Bank profit (in bps)	55.0	-	257.7	130.4
		Internal floor (in bps)	10.0
		Internal credit rating	AAA	-	CCC	A
		Discount rates of future expected premium cash flows	3.2%	-	4.3%	4.1%
FG VIEs’ liabilities (1)	(159)	CPR	1.1%	-	28.1%	5.1%
		CDR	1.2%	-	41.0%	10.5%
		Loss severity	45.0%	-	100.0%	83.5%
		Yield	5.2%	-	9.9%	6.5%
___________________
(1)    Discounted cash flows are used as the primary valuation technique.
(2)    This amount excludes several investments reported in “other invested assets” with a fair value of $4 million.
(3)    The primary valuation technique uses the income and/or market approach.
(4)    Weighted average is calculated as a percentage of current par outstanding for all categories except for assets of CIVs and fixed-maturity securities, trading, for which it is calculated as a percentage of fair value.

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

The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of September 30, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Other assets (including other invested assets)	$87	$88	$115	$116
Financial guaranty insurance contracts (1)	(1,926)	(846)	(2,029)	(1,136)
Long-term debt	(1,702)	(1,622)	(1,699)	(1,579)
Other liabilities	(40)	(40)	(16)	(16)
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

In July of 2023, the U.K. government passed legislation to implement the Organization for Economic Co-Operation and Development’s Base Erosion and Profit Shifting Pillar Two income inclusion rule. This includes a multinational top-up tax which applies to large multinational corporations for accounting periods beginning on or after December 31, 2023. This applies to AGL and its subsidiaries, requiring a minimum effective rate of 15% in all jurisdictions in which they operate.

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

Provision for Income Taxes

The Company’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due in part to the variability in loss reserves, fair value of its credit derivatives and VIEs and foreign exchange gains and losses which prevent the Company from projecting a reliable estimated annual effective tax rate and pre-tax income for the full year 2025. A discrete calculation of the provision is calculated for each interim period.

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

The Company’s effective tax rate was 15.4%, 19.9%, 18.5% and 19.2% for third quarter 2025, third quarter 2024, nine months 2025 and nine months 2024, respectively. The effective tax rates are different from the expected tax provision (benefit) primarily due to a tax provision for U.S. state taxes, a tax benefit for U.S. tax-exempt interest, and foreign taxes. In addition, third quarter 2024 and nine months 2024 included the global minimum tax.

Audits

During nine months 2025, the IRS audit of AGUS’s 2018 and 2019 tax years closed with no impact to previously accrued taxes. As of September 30, 2025, AGUS had open tax years with the IRS for 2021 forward and is currently under audit for the 2021 tax year. As of September 30, 2025, Assured Guaranty Overseas US Holdings Inc. had open tax years with the IRS for 2021 forward and is not currently under audit with the IRS. In December 2023, His Majesty’s Revenue & Customs (HMRC) issued an inquiry into the Company’s 2021 U.K. tax returns. In October 2025, HMRC issued an inquiry into the Company’s 2022 and 2023 U.K. tax returns. As of September 30, 2025, the Company’s U.K. subsidiaries had open tax years with HMRC for 2021 forward. The Company’s French subsidiary is not currently under examination and has open tax years of 2021 forward.

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

In addition, in the ordinary course of their respective businesses, certain of AGL’s insurance subsidiaries are involved in litigation with third parties to recover insurance losses paid in prior periods or prevent or reduce losses in the future. For example, the Company is involved in a number of legal actions in the Federal District Court of Puerto Rico to enforce or defend its rights with respect to the obligations of PREPA it insures. There are two recently active proceedings related to PREPA, while there are a number of other unresolved proceedings related to PREPA that remain stayed pending the Federal District Court of Puerto Rico’s determination on a plan of adjustment and disclosure statement. See Note 4, Expected Loss to be Paid (Recovered), Loss Estimation Process, Public Finance, Puerto Rico, for a description of such actions. The impact, if any, of

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

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

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Third Quarter 2025

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, June 30, 2025	$(98)	$(79)	$(18)	$(36)	$4	$(227)
Other comprehensive income (loss) before reclassifications	38	—	—	1	—	39
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	1	(11)	—	—	—	(10)
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	1	(11)	(1)	—	—	(11)
Tax (provision) benefit	—	2	—	—	—	2
Total amount reclassified from AOCI, net of tax	1	(9)	(1)	—	—	(9)
Other comprehensive income (loss)	37	9	1	1	—	48
Balance, September 30, 2025	$(61)	$(70)	$(17)	$(35)	$4	$(179)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Accumulated Other Comprehensive Income (Loss) by Component
Third Quarter 2024

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, June 30, 2024	$(243)	$(96)	$(20)	$(38)	$5	$(392)
Other comprehensive income (loss) before reclassifications	147	13	(2)	—	—	158
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(4)	3	—	—	—	(1)
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	(4)	3	(1)	—	—	(2)
Tax (provision) benefit	(1)	—	—	—	—	(1)
Total amount reclassified from AOCI, net of tax	(5)	3	(1)	—	—	(3)
Other comprehensive income (loss)	152	10	(1)	—	—	161
Balance, September 30, 2024	$(91)	$(86)	$(21)	$(38)	$5	$(231)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Nine Months 2025

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2024	$(235)	$(99)	$(18)	$(37)	$4	$(385)
Other comprehensive income (loss) before reclassifications	169	10	(1)	2	—	180
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(5)	(24)	—	—	—	(29)
Fair value gains (losses) on FG VIEs	—	—	(2)	—	—	(2)
Total before tax	(5)	(24)	(2)	—	—	(31)
Tax (provision) benefit	—	5	—	—	—	5
Total amount reclassified from AOCI, net of tax	(5)	(19)	(2)	—	—	(26)
Other comprehensive income (loss)	174	29	1	2	—	206
Balance, September 30, 2025	$(61)	$(70)	$(17)	$(35)	$4	$(179)

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

Share Repurchases

The repurchase program may be modified, extended or terminated by AGL’s Board of Directors (the Board) at any time and does not have an expiration date. On August 6, 2025 and November 5, 2025, the Board authorized the repurchase of an additional $300 million and $100 million, respectively, of the Company’s common shares. As of November 5, 2025, the remaining amount the Company was authorized to purchase was $332 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (1) (in millions)	Average Price Paid Per Share (1)
2024 (January 1 - March 31)	1,539,278	$129	$84.07
2024 (April 1 - June 30)	1,928,328	152	78.50
2024 (July 1- September 30)	1,658,441	131	78.87
2024 (October 1- December 31)	1,054,727	90	86.11
Total 2024	6,180,774	$502	$81.28
2025 (January 1 - March 31)	1,335,228	120	89.72
2025 (April 1 - June 30)	1,537,505	131	85.03
2025 (July 1 - September 30)	1,423,121	118	83.06
2025 (October 1 - November 5)	621,471	51	82.14
Total 2025	4,917,325	$420	$85.37
____________________
(1)    Excludes commissions and excise taxes.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
13.    Earnings Per Share

Computation of Earnings Per Share

	Third Quarter		Nine Months
	2025	2024	2025	2024
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$105	$171	$384	$358
Less: Distributed and undistributed income (loss) available to nonvested shareholders	1	2	2	3
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$104	$169	$382	$355
Basic shares	47.4	52.4	48.8	54.1
Basic EPS	$2.20	$3.23	$7.82	$6.57

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$104	$169	$382	$355
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$104	$169	$382	$355
Basic shares	47.4	52.4	48.8	54.1
Dilutive securities:
Restricted stock awards	0.6	1.0	0.6	1.1
Diluted shares	48.0	53.4	49.4	55.2
Diluted EPS	$2.18	$3.17	$7.73	$6.44
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	—	—	0.1	0.1

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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially from those expressed in, or implied or projected by, the forward-looking information and statements. Among factors that could cause actual results to differ materially are:

(i) significant changes in inflation, interest rates, the world’s credit markets or segments thereof, credit spreads, foreign exchange rates, tariff regimes or general economic conditions, including the possibility of a recession or stagflation; (ii) geopolitical risk, terrorism and political violence risk, including those arising out of Russia’s invasion of Ukraine and intentional or accidental escalation between The North Atlantic Treaty Organization and Russia, conflict in the Middle East, confrontation over Iran’s nuclear program, the polarized political environment in the United States (U.S.), and strategic competition and tensions between the U.S. and China; (iii) cybersecurity risk and the impacts of artificial intelligence, machine learning and other technological advances, including potentially increasing the risks of malicious cyber attacks, dissemination of misinformation, and disruption of markets, including the markets in which the Company participates; (iv) the impact of a U.S. government shutdown and/or the possibility of payment defaults on the debt of the U.S. government or instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, and downgrades to their credit ratings; (v) developments in the world’s financial and capital markets, including stresses in the financial condition of banking institutions in the U.S. and the possibility that increasing participation of unregulated financial institutions in these markets results in losses or lower valuations of assets, reduced liquidity and credit and/or contraction of these markets, that adversely affect repayment rates of insured obligors, Assured Guaranty’s insurance loss or recovery experience, or investments of Assured Guaranty; (vi) reduction in the amount of available insurance opportunities and/or in the demand for Assured Guaranty’s insurance; (vii) the possibility that investments made by Assured Guaranty for its investment portfolio, including alternative investments, do not result in the benefits anticipated or subject Assured Guaranty to reduced liquidity at a time it requires liquidity, or to other negative or unanticipated consequences; (viii) the possibility that Assured Guaranty’s mergers, acquisitions, divestitures and other strategic transactions, including the transactions with Sound Point Capital Management, LP (Sound Point, LP) and certain of its investment management affiliates (together with Sound Point, LP, Sound Point) and/or Assured Healthcare Partners LLC (AHP), do not result in the benefits anticipated and/or subject Assured Guaranty to negative consequences; (ix) the inability to control the business, management or policies of entities in which Assured Guaranty holds a minority interest; (x) the impact of market volatility on the fair value of Assured Guaranty’s assets and liabilities subject to mark-to-market, including certain of its investments, contracts accounted for as derivatives, its committed capital securities (CCS), and its consolidated variable interest entities (VIEs); (xi) the possibility that budget or pension shortfalls, difficulties in obtaining additional financing, changes in applicable laws or regulations or other factors will result in credit losses or liquidity claims on obligations of state, territorial and local governments, their related authorities, public corporations and other obligors that Assured Guaranty insures or reinsures; (xii) insured losses, including losses with respect to related legal proceedings, in excess of those expected by Assured Guaranty or the failure of Assured Guaranty to realize loss recoveries that are assumed in its expected loss estimates for insurance exposures, including below-investment-grade (BIG) healthcare, United Kingdom (U.K.) regulated utility, European renewable energy, and Puerto Rico Electric Power Authority (PREPA) exposures; (xiii) the impact of Assured Guaranty satisfying its obligations under insurance policies with respect to legacy insured Puerto Rico bonds; (xiv) the possibility that underwriting insurance in new jurisdictions and/or covering new sectors, lines or classes of business does not result in the benefits anticipated or subjects Assured Guaranty to negative consequences; (xv) increased competition, including from new entrants into the financial guaranty industry, nonpayment insurance and other forms of capital saving or risk syndication available to banks and insurers; (xvi) rating agency action, including a ratings downgrade, a change in outlook, the placement of ratings on watch for downgrade, or a change in rating criteria, at any time, of AGL or any of its insurance subsidiaries, and/or of any securities AGL or any of its subsidiaries have issued, and/or of transactions that AGL’s insurance subsidiaries have insured; (xvii) the inability of Assured Guaranty to access external sources of capital on acceptable terms; (xviii) noncompliance with, and/or changes in, applicable laws or regulations, including insurance, bankruptcy and tax laws, tariffs, or other governmental actions; (xix) the possibility that legal or regulatory decisions or determinations subject Assured Guaranty or obligations that it insures or reinsures to negative consequences; (xx) difficulties or delays with the execution of Assured Guaranty’s business strategy; (xxi) loss of key personnel; (xxii) changes in applicable accounting policies or practices; (xxiii)

public health crises, including pandemics and endemics, and the governmental and private actions taken in response to such events; (xxiv) natural or man-made catastrophes; (xxv) the impact of climate change on Assured Guaranty’s business and regulatory actions taken related to such risk; (xxvi) other risk factors identified in AGL’s filings with the U.S. Securities and Exchange Commission (SEC); (xxvii) other risks and uncertainties that have not been identified at this time; and (xxviii) management’s response to these factors.

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

Economic Environment

On April 2, 2025, the U.S. government announced a “reciprocal tariff” strategy under the authority of the International Emergency Economic Powers Act (IEEPA) entailing extensive global tariff increases, with the objective of rectifying trade practices that contribute to large and persistent annual U.S. goods trade deficits. The announcement of global tariffs disrupted international trade, sent shocks through the global economy, and heightened volatility in the financial markets. The U.S. subsequently postponed newly announced reciprocal tariffs, which took effect on August 7, 2025, as significant uncertainty remains. On August 29, 2025, the U.S. Court of Appeals for the Federal Circuit ruled that the U.S. government had exceeded its authority under the IEEPA but permitted the tariffs to remain in effect to provide time for the government to appeal. The U.S. Supreme Court granted certiorari on September 9, 2025, and heard oral arguments on the case on November 5, 2025; as of November 6, 2025, a decision is pending. U.S. tariffs can add to inflation, and the Company believes that ongoing uncertainty may increase volatility in U.S. equities and other risk assets, curb corporate capital and consumer spending and raise the risk of recession. Market volatility and the risk of recession may impact the Company in different ways. The Company believes that a recession may make it more likely that obligors whose obligations it guarantees will default. However, market volatility may also cause credit spreads to widen as investors seek security, which tends to create new business opportunities for the Company.

At the end of August 2025, the latest published data available, the U.S. unemployment rate, seasonally adjusted, stood at 4.3%, higher than the 4.1% where it started the year. As of November 6, 2025, the U.S. Bureau of Economic Analysis (BEA) had not released the three-month period ended September 30, 2025 (third quarter 2025) gross domestic product (GDP) estimate due to the 2025 U.S. federal government shutdown. According to the BEA’s third estimate of second quarter 2025 GDP, the latest BEA data available, GDP increased at an annual rate of 3.8%, compared to a real GDP decrease of 0.6% in the first quarter of 2025.

According to the U.S. Bureau of Labor Statistics, the inflation rate in the U.S. before seasonal adjustment for the 12-month period ending September 2025, as measured by the Consumer Price Index for All Urban Consumers, was 3.0%, as compared to 2.4% for the 12-month period ending September 2024. According to the U.K. Office for National Statistics, the Consumer Prices Index including owner occupiers’ housing costs rose 4.1% for the 12 months through September 2025, as compared to 2.6% for the 12 months through September 2024. Generally, inflation reduces the real value of money over time. For obligors whose payments the Company insures, inflation can mean that the real value of their fixed debt payments decreases, potentially making it relatively easier for obligors to service these fixed-rate debts and less likely for them to default. However, if inflation increases operating expenses and revenues or incomes do not keep pace, obligors may find it more difficult to make their payment obligations, even if nominal debt payments remain unchanged. Higher inflation can also lead to tighter monetary policies, which are actions taken by sovereign central banks to reduce the amount of money circulating in the economy, including raising interest rates, which can make refinancing or servicing debt more difficult. In addition, consumer price inflation in the U.K. affects reported net par outstanding for certain U.K. exposures with $25.1 billion of net par outstanding as of September 30, 2025, and also affects projected future installment premiums on the portion of such exposure that pays at least a portion of the premium on an installment basis over the term of the exposure.

At its September 2024 meeting, the Federal Open Market Committee (FOMC) decided to lower the federal funds rate, which was a reversal of the rate increases it had initiated in March 2022 to combat inflation. The federal funds rate is the rate at which banks lend to and borrow from each other, is the benchmark for most interest rates, and tends to influence mortgage rates. As the federal funds rate decreases, interest rates, including mortgage rates, tend to decrease. From September 2024 through December 2024, the FOMC lowered the federal funds rate from a target range of 5.25% to 5.50% to a range of 4.25% to 4.50%. At the FOMC’s first five meetings of 2025, it held the federal funds rate at a target range of 4.25% to 4.50%, before deciding at its September 2025 meeting to further lower the federal funds rate to a target range of 4.00% to 4.25%, stating that it is strongly committed to maximum employment and returning inflation to its 2% objective. Most recently, at its October 2025 meeting, the FOMC lowered the federal funds rate to a target range of 3.75% to 4.00%. In considering additional adjustments to the target range for the federal funds rate, the FOMC has indicated it will carefully assess incoming data, the evolving outlook, and the balance of risks. These assessments will take into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international developments.

From 2022 through November 2025, the Bank of England’s Monetary Policy Committee (MPC) took actions similar to those of the FOMC to combat inflation and spur economic growth. In 2022, the MPC raised the Bank of England base rate (Bank Rate) from historic lows in response to surging inflation, increasing the rate multiple times into 2023 as inflation remained high above MPC’s 2% target. By the end of 2023, the MPC signaled a pause in further increases as inflation began to decline and economic growth slowed. During 2024, as inflationary pressures eased further and the U.K. economy showed signs of stagnation or mild recession, the MPC kept the rate unchanged for most of the year, before beginning to decrease the Bank Rate in August 2024. In 2025, with inflation being closer to the MPC’s target level and economic growth slowed, the MPC further lowered the Bank Rate several times, standing at 4.00% as of November 6, 2025, aiming to support economic growth while maintaining price stability.

The level and direction of change of interest rates and credit spreads impact the Company in numerous ways. On the one hand, lower interest rates may increase the fair value of fixed-maturity securities currently held in the Company’s investment portfolio, encourage municipal and infrastructure bond issuance and positively impact the finances of some of the obligors whose payments the Company insures. On the other hand, lower interest rates may decrease the base on which the Company charges up-front premium on most new municipal and infrastructure bond transactions and may also decrease amounts the Company can earn on fixed-maturity securities newly acquired for its investment portfolio. Lower interest rates also are often accompanied by narrower credit spreads, which may also decrease the level of premiums the Company can charge for transactions.

The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company’s largest financial guaranty insurance market, U.S. public finance. The MMD rate averaged 4.52% for the quarter ended September 2025, higher than the 4.47% average for the quarter ended June 2025 and higher than the 3.60% average for the quarter ended September 2024. Meanwhile, the difference, or credit spread, between the 30-year BBB-rated general obligation relative to the 30-year AAA MMD averaged 90 basis points (bps) for the quarter ended September 2025, which is the same as the 90 bps average for the quarter ended June 2025 and the quarter ended September 2024. The Company believes that wider spreads could permit it to increase its premium rates on new business.

According to Freddie Mac, the 30-year fixed-rate mortgage rate averaged 6.30% for the week ending September 25, 2025, higher than the 30-year mortgage rate average of 6.08% from one year ago. The National Association of Realtors reported that there was a 4.1% increase in year-over-year existing-home sales from September 2024 to September 2025, and that the median existing-home sales price increased 2.1% from September 2024 ($406,700) to September 2025 ($415,200). Higher housing prices may benefit distressed residential mortgage-backed securities (RMBS) the Company insures.

Key Business Strategies

The Company continually evaluates its business strategies and is currently pursuing key business strategies in four areas: (i) insurance; (ii) asset management; (iii) alternative investments; and (iv) capital management.

Insurance

The Company seeks to grow the insurance business through new business production in established sectors and jurisdictions and by entering into new markets and lines and classes of business. The Company also furthers its insurance strategy by mitigating losses in its insured portfolio.

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

In certain segments of the non-U.S. infrastructure and global structured finance markets, the Company believes its financial guaranty product is competitive with other financing options. In the infrastructure market, the Company's financial guaranty can enhance the insured obligation's rating, lower the cost of long-term funding, and enhance the liquidity and transferability of debt obligations. Certain investors may receive advantageous capital requirement treatment with the addition of the Company’s financial guaranty. The Company considers its involvement in both infrastructure and structured finance transactions to be beneficial because such transactions diversify both the Company’s business opportunities and its risk profile beyond U.S. public finance. The timing of new business production in the infrastructure and structured finance sectors is influenced by typically long lead times and therefore production may vary from period to period.

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Nine Months 2025 (2)	Nine Months 2024 (2)	Year Ended December 31, 2024
	(dollars in billions, except number of issues and percentages)
Par:
New municipal bonds issued	$430.0	$375.1	$495.9
Total insured	$34.2	$28.9	$41.1
Insured by Assured Guaranty	$21.5	$16.6	$24.0
Number of issues:
New municipal bonds issued	6,967	6,327	8,640
Total insured	1,340	1,217	1,680
Insured by Assured Guaranty	703	561	791
Bond insurance market penetration based on:
Par	7.9%	7.7%	8.3%
Number of issues	19.2%	19.2%	19.4%
Single A par sold	27.9%	24.2%	24.0%
Single A transactions sold	65.4%	65.3%	64.1%
$25 million and under par sold	24.5%	24.0%	23.8%
$25 million and under transactions sold	24.7%	24.5%	24.6%
____________________
(1)    Source: The amounts in the table are those reported by London Stock Exchange Group. The table excludes private placements and Corporate-CUSIP transactions insured by Assured Guaranty, certain of which the Company also considers to be public finance business.
(2)    Nine-month period ended September 30, 2025 (nine months 2025) and nine-month period ended September 30, 2024 (nine months 2024).

In addition, the Company considers opportunities to acquire financial guaranty portfolios, whether by acquiring financial guarantors that are no longer actively writing new business or their insured portfolios, generally through reinsurance or novations. These transactions enable the Company to improve its future earnings and deploy excess capital.

The Company seeks to expand its financial guaranty business geographically by entering new markets; in 2024, the Company opened new offices in Australia and Singapore. The Company has recently undertaken, and continues to undertake, several initiatives to broaden its insurance lines, classes of business, and improve the efficiency of its secondary market execution. For example, the Company has expanded its structured finance new business production with guaranties of subscription finance facilities and specialty insurance products executed in non-financial guaranty form. In addition, the Company is pursuing life and annuity reinsurance business strategies through organic and/or inorganic growth opportunities.

Merger of the U.S. Insurance Subsidiaries

On August 1, 2024, the Company reorganized its U.S. corporate structure and Assured Guaranty Municipal Corp. (AGM) merged with and into Assured Guaranty Inc. (AG, formerly known as Assured Guaranty Corp.), with AG as the surviving company. Upon the merger all liabilities of AGM, including insurance policies issued or assumed by AGM, became obligations of AG.

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

The Company may also purchase attractively priced obligations, including BIG obligations, that it has insured and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The fair value of Loss Mitigation Securities as of September 30, 2025 (excluding the value of the Company’s insurance) was $140 million.

In July 2025, the Company’s largest BIG exposure in the investment portfolio, which was obtained as part of a loss mitigation strategy, with an aggregate carrying value of $408 million as of June 30, 2025, reached its final resolution after many years of negotiation and was paid down after liquidation of the trust assets. The Company received $459 million in connection with this resolution, including principal, accrued interest and other expected recoveries. This resolution did not have a significant effect on the condensed consolidated statements of operations. Also, in October 2025, a commercially leased building that was part of a loss mitigation strategy was sold, resolving another insured troubled transaction.

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

From 2013 through November 5, 2025, the Company has repurchased 155 million common shares for $5.8 billion, representing 80% of the total shares outstanding at the beginning of the repurchase program in 2013. On August 6, 2025 and November 5, 2025, the Board authorized the repurchase of an additional $300 million and $100 million, respectively, of the Company’s common shares. As of November 5, 2025, the remaining amount the Company was authorized to purchase was $332 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 12, Shareholders’ Equity, for additional information about the Company’s repurchases of its common shares.

Summary of Share Repurchases

	Amount (1)	Number of Shares	Average price per share (1)
	(in millions, except per share data)
2013 - 2024	$5,362	150.27	$35.69
2025 (January 1 - March 31)	120	1.34	89.72
2025 (April 1 - June 30)	131	1.54	85.03
2025 (July 1 - September 30)	118	1.42	83.06
2025 (October 1 - November 5)	51	0.62	82.14
Cumulative repurchases since the beginning of 2013	$5,782	155.19	37.26
____________________
(1)    Excludes commissions and excise taxes.

As of September 30, 2025, the estimated accretive effect of the cumulative repurchases of common shares since the beginning of 2013 was approximately: $65.18 per share in shareholders’ equity attributable to AGL, $66.70 per share in adjusted operating shareholders’ equity and $111.42 per share in adjusted book value (ABV).

Over the last several years, the Company has received approval from its insurance regulators to redeem a portion of its insurance subsidiaries’ stock and pay extraordinary dividends from its insurance subsidiaries. Most recently, in third quarter 2025, after receiving approval from the Maryland Insurance Administration (MIA), AG redeemed $250 million of its common stock from AGMH in exchange for $213 million in cash and $37 million in alternative investments. During 2024, in connection with the merger of AGM with and into AG, the U.S. insurance subsidiaries distributed, in aggregate, $400 million in cash and investments to Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) (the U.S. Holding Companies). See “Merger of the U.S. Insurance Subsidiaries” above for a description of the merger of AGM with and into AG.

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

Financial Performance of Assured Guaranty

Financial Results

	Third Quarter		Nine Months
	2025	2024	2025	2024
	(in millions, except per share amounts)
GAAP
Net income (loss) attributable to AGL	$105	$171	$384	$358
Net income (loss) attributable to AGL per diluted share	$2.18	$3.17	$7.73	$6.44
Weighted average diluted shares	48.0	53.4	49.4	55.2

Non-GAAP (1)
Adjusted operating income (loss)	$124	$130	$336	$323
Adjusted operating income per diluted share	$2.57	$2.42	$6.77	$5.80
Weighted average diluted shares	48.0	53.4	49.4	55.2

Components of total adjusted operating income (loss)
Insurance segment	$145	$162	$389	$427
Asset Management segment	3	4	19	5
Corporate division	(24)	(29)	(73)	(101)
Other (2)	—	(7)	1	(8)
Adjusted operating income (loss)	$124	$130	$336	$323

Insurance Segment
Gross written premiums (GWP)	$75	$61	$195	$254
Present value of new business production (PVP) (1)	91	63	194	281
Gross par written	9,141	7,437	24,539	20,603

	As of September 30, 2025		As of December 31, 2024
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$5,658	$121.13	$5,495	$108.80
Adjusted operating shareholders’ equity (1)	5,750	123.10	5,795	114.75
ABV (1)	8,471	181.37	8,592	170.12
Common shares outstanding (3)	46.7		50.5
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
(3)    See “— Overview — Key Business Strategies — Capital Management” above for information on common share repurchases.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Revenues:
Net earned premiums	$94	$97	$274	$300
Net investment income	94	82	270	247
Net realized investment gains (losses)	(10)	—	(32)	2
Fair value gains (losses) on credit derivatives	5	3	110	19
Fair value gains (losses) on CCS	8	(3)	9	(12)
Fair value gains (losses) on FG VIEs	3	(7)	6	(11)
Fair value gains (losses) on CIVs	17	21	40	54
Foreign exchange gains (losses) on remeasurement	(23)	55	93	43
Fair value gains (losses) on trading securities	8	9	11	52
Other income (loss)	11	12	52	22
Total revenues	207	269	833	716
Expenses:
Loss and LAE (benefit)	(30)	(51)	38	(54)
Interest expense	22	22	67	68
Amortization of deferred acquisition costs (DAC)	6	5	16	14
Employee compensation and benefit expenses	50	47	160	153
Other operating expenses	44	44	131	124
Total expenses	92	67	412	305
Income (loss) before income taxes and equity in earnings (losses) of investees	115	202	421	411
Equity in earnings (losses) of investees	20	18	76	47
Income (loss) before income taxes	135	220	497	458
Less: Provision (benefit) for income taxes	21	44	92	88
Net income (loss)	114	176	405	370
Less: Noncontrolling interests (NCI)	9	5	21	12
Net income (loss) attributable to Assured Guaranty Ltd.	$105	$171	$384	$358

Effective tax rate	15.4%	19.9%	18.5%	19.2%

Third Quarter 2025 Compared with Third Quarter 2024

Net income attributable to AGL for third quarter 2025 was lower compared with the three-month period ended September 30, 2024 (third quarter 2024) primarily due to foreign exchange losses on remeasurement of $23 million in third quarter 2025 compared with foreign exchange gains on remeasurement of $55 million in third quarter 2024, and lower loss and LAE benefit in third quarter 2025.

Nine Months 2025 Compared with Nine Months 2024

Net income attributable to AGL for nine months 2025 was higher compared with nine months 2024 primarily due to:

•a fair value gain on credit derivatives related to the resolution of the LBIE litigation of $103 million in nine months 2025,
•foreign exchange gains on remeasurement of $93 million in nine months 2025, compared with of $43 million in nine months 2024,

•higher equity in earnings of investees in nine months 2025, primarily generated by the Company’s investments in Sound Point, healthcare funds and legacy alternative investments, and
•higher net investment income in nine months 2025 primarily due to investment income on collateralized loan obligations (CLOs) equity tranches in the available-for-sale portfolio.

These increases were offset in part by:

•a loss and LAE in nine months 2025 of $38 million, compared with a benefit of $54 million in nine months 2024,
•lower fair value gains on trading securities, which primarily consist of Puerto Rico contingent value instruments (CVIs) in nine months 2025,
•net realized investment losses in nine months 2025 primarily due to changes in the allowance for credit losses for alternative investments and Loss Mitigation Securities and realized losses on sales of securities, and
•lower net earned premiums in nine months 2025, compared with nine months 2024 due to lower refundings of financial guaranty insurance exposures.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries in the jurisdiction in which they are taxed, with U.S. subsidiaries and foreign subsidiaries that have made an election to be a U.S. taxpayer generally taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 25%, the French subsidiary taxed at the French marginal corporate tax rate of 25%, and Assured Guaranty Re Ltd. (AG Re) and Cedar Personnel Ltd. taxed at the Bermuda marginal corporate tax rate of 15% starting January 1, 2025 and 0% for 2024. See Item 1, Financial Statements, Note 10, Income Taxes.

The following tables present pre-tax income by jurisdiction.

Pre-tax Income (Loss) by Tax Jurisdiction

	Third Quarter		Nine Months
	2025	2024	2025	2024
	(in millions)
U.S.	$117	$183	$407	$399
Bermuda	21	37	95	84
U.K.	—	1	1	(17)
France	(3)	(1)	(6)	(8)
Total	$135	$220	$497	$458

Adjusted Operating Income

Adjusted operating income in third quarter 2025 was $124 million, compared with $130 million in third quarter 2024. The decrease was primarily due to a lower benefit in loss expense for U.S. RMBS sector in third quarter 2025, partially offset by higher income from investment portfolio. See “— Results of Operations — Reconciliation to GAAP” for the reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

Adjusted operating income in nine months 2025 was $336 million, compared with $323 million in nine months 2024. The increase was primarily due to the gain related to the resolution of the LBIE litigation in 2025, and higher equity in earnings and net investment income in nine months 2025, offset in part by a higher loss expense in public finance sectors, lower fair value gains on the trading portfolio and lower earned premiums on refundings of financial guaranty insurance contracts in nine months 2025. See “— Results of Operations — Reconciliation to GAAP” for the reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

Book Value and ABV

Shareholders’ equity attributable to AGL as of September 30, 2025 increased compared with December 31, 2024, primarily due to net income and unrealized gains on the investment portfolio, partially offset by share repurchases and dividends. Adjusted operating shareholders’ equity and ABV decreased primarily due to share repurchases and dividends, partially offset by adjusted operating income and GWP. See “— Non-GAAP Financial Measures” below for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and ABV.

On a per share basis, shareholders’ equity attributable to AGL, adjusted operating shareholders’ equity and ABV increased as of September 30, 2025 compared with December 31, 2024, due, in part, to the accretive effect of the share repurchase program. See “— Non-GAAP Financial Measures” for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders’ equity and ABV.

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

Russia’s Invasion of Ukraine

Russia’s invasion of Ukraine has led to the imposition of economic sanctions by many western countries against Russia and certain Russian individuals, dislocation in global energy markets, massive refugee movements and payment default by certain Russian credits. The economic sanctions imposed by western governments, along with decisions by private companies regarding their presence in Russia, continue to reduce western economic ties to Russia and to reshape global economic and political ties more generally, and the Company cannot predict all of the potential effects of the conflict on the world or on the Company.

The Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no material direct exposure to Ukraine or Russia. In fact, the Company’s direct insurance exposure to Eastern Europe generally is limited to $210 million in net par outstanding as of September 30, 2025, comprising of the sovereign debt of Poland. The Company rates this exposure investment grade.

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

2025 U.S. Federal Government Shutdown

On October 1, 2025, the U.S. federal government began a shutdown as a result of congressional failure to pass appropriations legislation for the 2026 fiscal year. The Company’s surveillance function has reviewed the Company’s insurance portfolio for exposures dependent on financial assistance from the U.S. federal government in order to meet their obligations. There has been no material impact on the payment of their obligations as of November 6, 2025; however, in the event the U.S. federal government shutdown continues for an extended period of time, certain obligors insured by the Company may experience financial strain which could result in liquidity claims being made on the Company.

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

Insurance Segment Results

Insurance Segment Results

	Third Quarter		Nine Months
	2025	2024	2025	2024
	(in millions)
Segment revenues
Net earned premiums and credit derivative revenues	$99	$101	$325	$310
Net investment income	94	82	269	246
Fair value gains (losses) on trading securities	8	9	11	52
Foreign exchange gains (losses) on remeasurement	(1)	1	11	1
Other income (loss)	6	11	28	13
Total segment revenues	206	204	644	622
Segment expenses
Loss expense (benefit)	(31)	(53)	(27)	(49)
Amortization of DAC	6	5	16	14
Employee compensation and benefit expenses	44	40	140	128
Other operating expenses	32	36	91	90
Total segment expenses	51	28	220	183
Equity in earnings (losses) of investees	16	28	48	83
Segment adjusted operating income (loss) before income taxes	171	204	472	522
Less: Provision (benefit) for income taxes	26	42	83	95
Segment adjusted operating income (loss)	$145	$162	$389	$427

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
	(in millions)
Net earned premiums:
Financial guaranty insurance:
Public finance
Scheduled net earned premiums (1)	$70	$66	$208	$195
Refundings and terminations	4	14	13	54
Total public finance	74	80	221	249
Structured finance
Scheduled net earned premiums (1)	18	16	50	46
Accelerations	1	—	1	2
Total structured finance	19	16	51	48
Specialty insurance and reinsurance	2	2	4	5
Total net earned premiums	95	98	276	302

Credit derivative revenues	4	3	49	8
Total net earned premiums and credit derivative revenues	$99	$101	$325	$310
____________________
(1)    Includes accretion of discount.

Net earned premiums and credit derivative revenues decreased in third quarter 2025 compared with third quarter 2024 primarily due to lower refundings and terminations, partially offset by an increase in scheduled premiums due to earnings on large transactions and supplemental premiums written in 2024. Net earned premiums and credit derivative revenues increased in nine months 2025 compared with nine months 2024 primarily due to credit derivative revenues related to the resolution of the LBIE litigation (see Item 1, Financial Statements, Note 6, Contracts Accounted for as Credit Derivatives) and earnings on large transactions and supplemental premiums written in 2024, partially offset by lower financial guaranty refundings and terminations. As of September 30, 2025, $3.7 billion of net deferred premium revenue remained to be earned over the life of the financial guaranty insurance contracts.

New Business Production

Gross Written Premiums and
New Business Production

	Third Quarter		Nine Months
	2025	2024	2025	2024
	(in millions)
GWP
Public finance—U.S.	$77	$35	$175	$182
Public finance—non-U.S.	(13)	7	(6)	34
Structured finance—U.S.	2	4	8	19
Structured finance—non-U.S.	9	15	18	19
Total GWP	$75	$61	$195	$254
PVP (1):
Public finance—U.S.	$78	$34	$152	$193
Public finance—non-U.S.	5	10	19	44
Structured finance—U.S.	—	5	3	24
Structured finance—non-U.S.	8	14	20	20
Total PVP	$91	$63	$194	$281
Gross Par Written (1):
Public finance—U.S.	$7,851	$5,387	$20,981	$15,339
Public finance—non-U.S.	243	665	715	2,237
Structured finance—U.S.	42	551	168	1,245
Structured finance—non-U.S.	1,005	834	2,675	1,782
Total gross par written	$9,141	$7,437	$24,539	$20,603
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

Third Quarter 2025

The increase in U.S. public finance GWP and PVP in third quarter 2025 compared with third quarter 2024 was primarily attributable to several large transportation, health care and tax-backed transactions as well as higher GWP and PVP generated in the secondary market. The Company’s primary par written represented 61% of the total municipal market insured par sold in third quarter 2025, compared with 60% in third quarter 2024, and the Company’s penetration of all municipal issuance was 4.9% in third quarter 2025 compared with 4.2% in third quarter 2024.

In the U.S. public finance secondary market, GWP and PVP both increased to $10 million in third quarter 2025 compared with $2 million in third quarter 2024. The Company’s par written in the secondary market represented 7.4% of U.S. public finance par written in third quarter 2025, compared with 3.9% in third quarter 2024.

GWP for non-U.S. public finance in third quarter 2025 was negative due to the early repayment of several U.K. sub-sovereign credits. In third quarter 2025, non-U.S. public finance GWP and PVP consisted of guaranties of regulated utilities.

Global structured finance GWP and PVP in third quarter 2025 primarily consisted of the upsize of a transaction providing protection on a core lending portfolio for an Australian bank, as well as subscription finance transactions.

Business activity in the non-U.S. public finance and structured finance markets often has long lead times and therefore may vary from period to period.

Nine Months 2025

U.S. public finance GWP and PVP in nine months 2025 were lower than GWP and PVP in nine months 2024, primarily due to several large transportation revenue transactions that were written in nine months 2024. Nine months 2025 included a large transportation transaction. The Company’s primary par written represented 63% of the total U.S. municipal market insured par sold in nine months 2025, compared with 57% in nine months 2024, and the Company’s penetration of all municipal issuance was 5.0% in nine months 2025 compared with 4.4% in nine months 2024.

In the U.S. public finance secondary market, GWP and PVP both increased to $32 million in nine months 2025 compared with $5 million in nine months 2024. The Company’s par written in the secondary market represented 7.0% of U.S. public finance par written in nine months 2025, compared with 2.4% in nine months 2024.

Non-U.S. public finance GWP in nine months 2025 was negative due to the early repayment of several U.K. sub-sovereign credits. Non-U.S. public finance PVP in nine months 2025 was lower than PVP in nine months 2024, primarily due to a lower volume of large transactions in nine months 2025. Non-U.S. public finance in nine months 2025 included several primary infrastructure finance and regulated utility transactions in the U.K. and the European Union, as well as secondary market transactions for U.K. sub-sovereign credits. Non-U.S. public finance GWP in nine months 2025 also included a reduction in the present value of estimated future premiums from certain transactions in the legacy insured portfolio.

Global structured finance GWP and PVP in nine months 2025 were primarily attributable to subscription finance business and the upsize of a transaction providing protection on a core lending portfolio for an Australian bank.

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

CVIs issued by Puerto Rico and received as part of the resolution of defaulting Puerto Rico exposures in 2022 are classified as trading with changes in fair value reported in “fair value gains (losses) on trading securities” in the condensed consolidated statements of operations. The fair value of remaining CVIs as of September 30, 2025 and December 31, 2024 was $125 million and $123 million, respectively.

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

Insurance Segment
Income from Investments

	Third Quarter		Nine Months
	2025	2024	2025	2024
	(in millions)
Net investment income
Fixed-maturity securities, available-for-sale	$82	$63	$234	$186
Short-term investments	11	18	29	56
Intercompany loans	2	2	7	7
Other invested assets	1	—	3	—
Investment income	96	83	273	249
Investment expenses	(2)	(1)	(4)	(3)
Net investment income	$94	$82	$269	$246

Fair value gains (losses) on trading securities	$8	$9	$11	$52

Equity in earnings (losses) of investees
CLOs	$3	$12	$6	$38
Private healthcare investing	5	6	18	8
Asset-based/specialty finance	7	7	21	18
Private minority stakes in alternative asset managers	—	7	—	17
Other	1	(4)	3	2
Equity in earnings (losses) of investees	$16	$28	$48	$83

Net investment income for third quarter 2025 and nine months 2025 increased compared to third quarter 2024 and nine months 2024, primarily due to a shift in the portfolio from municipal securities to higher yielding corporate securities and investment income on CLO equity tranches in the available-for-sale portfolio. Certain CLO equity tranche investments were reclassified to the available-for-sale fixed-maturity portfolio in the fourth quarter of 2024, with interest income now reported in net investment income, and changes in fair value reported in other comprehensive income. The Company had previously held the CLO equity tranches in a Sound Point managed fund with changes in net asset value (NAV) reported in “equity in earnings (losses) of investees.” Short-term investment income declined as a result of lower short-term interest rates and lower short-term average investment balances. The Company’s overall pre-tax book yield of available-for-sale fixed-maturity securities and short-term investments was 4.80% as of September 30, 2025 and 4.10% as of September 30, 2024.

Equity in earnings (losses) of investees for third quarter 2025 and nine months 2025 decreased compared to third quarter 2024 and nine months 2024, primarily due to the reclassification of certain CLO equity tranches to the available-for-sale portfolio, as described above. In addition, equity in earnings (losses) of investees in third quarter 2024 and nine months 2024 included $6 million and $18 million, respectively, related to certain alternative investments which AG transferred to AGMH as part of a stock redemption that occurred on August 5, 2024. See “Corporate Division” below. These decreases were partially offset by an increase in the NAV of a private healthcare fund in nine months 2025.

Other Income (Loss)

The increase in “other income (loss)” in nine months 2025 was primarily attributable to consent and usage fees associated with the workout and purchase of bonds issued by a U.K. regulated utility to which the Company has insured exposure and interest on missed financial guaranty premiums.

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

Current risk-free rates are used to discount expected losses at the end of each reporting period. Therefore, changes in such rates from period to period affect economic loss development and loss and LAE. However, the effect of changes in discount rates is not indicative of actual credit impairment or improvement. The weighted average discount rates used to discount expected losses (recoveries) were 4.02% and 4.38% as of September 30, 2025 and December 31, 2024, respectively.

The composition of economic loss development (benefit) by accounting model and by sector is presented in the tables that follow, and the drivers of economic loss development (benefit) are discussed below.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Third Quarter		Nine Months
Accounting Model	September 30, 2025	December 31, 2024	2025	2024	2025		2024
	(in millions)
Insurance	$92	$90	$(35)	$(31)	$51		$(19)
FG VIEs	12	16	(4)	(1)	(5)		—
Credit derivatives	—	—	1	(2)	(63)	(1)	(1)
Total	$104	$106	$(38)	$(34)	$(17)		$(20)

Net exposure rated BIG	$11,383	$10,187
___________________________________________
(1)    Includes $63 million of recoveries related to the resolution of the LBIE litigation.

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Third Quarter 2025
Sector	Net Expected Loss to be Paid (Recovered) as of June 30, 2025	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2025
	(in millions)
Public finance:
U.S. public finance	$53	$(2)	$(81)	$(30)
Non-U.S. public finance	139	(6)	—	133
Public finance	192	(8)	(81)	103
Structured finance:
U.S. RMBS	(35)	(31)	7	(59)
Other structured finance	29	1	30	60
Structured finance	(6)	(30)	37	1
Total	$186	$(38)	$(44)	$104

	Third Quarter 2024
Sector	Net Expected Loss to be Paid (Recovered) as of June 30, 2024	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2024
	(in millions)
Public finance:
U.S. public finance	$374	$(23)	$(113)	$238
Non-U.S. public finance	37	46	(2)	81
Public finance	411	23	(115)	319
Structured finance:
U.S. RMBS	—	(56)	10	(46)
Other structured finance	36	(1)	(2)	33
Structured finance	36	(57)	8	(13)
Total	$447	$(34)	$(107)	$306

	Nine Months 2025
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2024	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2025
	(in millions)
Public finance:
U.S. public finance	$18	$51	$(99)	$(30)
Non-U.S. public finance	98	36	(1)	133
Public finance	116	87	(100)	103
Structured finance:
U.S. RMBS	(43)	(40)	24	(59)
Other structured finance	33	(64)	91	60
Structured finance	(10)	(104)	115	1
Total	$106	$(17)	$15	$104

	Nine Months 2024
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2023	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2024
	(in millions)
Public finance:
U.S. public finance	$398	$(14)	$(146)	$238
Non-U.S. public finance	20	63	(2)	81
Public finance	418	49	(148)	319
Structured finance:
U.S. RMBS	43	(69)	(20)	(46)
Other structured finance	44	—	(11)	33
Structured finance	87	(69)	(31)	(13)
Total	$505	$(20)	$(179)	$306
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”

The effects of changes in the risk-free rates included in economic loss development (benefit) were losses of $3 million in third quarter 2024, $6 million in nine months 2025 and $1 million in nine months 2024.

Third Quarter 2025 Net Economic Loss Development

Public Finance: The economic benefit of $8 million for public finance exposures was primarily attributable to lower estimated costs related to certain healthcare exposures.

U.S. RMBS: The economic benefit of $31 million for U.S. RMBS primarily consisted of a $26 million benefit due to higher assumed recoveries for charged-off second lien loans.

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

Nine Months 2025 Net Economic Loss Development

Public Finance: The economic loss development of $51 million for U.S. public finance exposures was primarily attributable to PREPA and certain healthcare exposures. The economic loss development of $36 million for non-U.S. public finance exposures was primarily attributable to certain U.K. regulated utility exposures.

U.S. RMBS: The economic benefit for U.S. RMBS was $40 million and was primarily attributable to a $31 million benefit related to higher recoveries for charged-off second lien loans.

Other Structured Finance: The benefit attributable to other structured finance of $64 million was primarily attributable to recoveries related to the resolution of the LBIE litigation (see Item 1, Financial Statements, Note 6, Contracts Accounted for as Credit Derivatives).

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

Insurance Segment
Loss Expense (Benefit)

	Third Quarter		Nine Months
	2025	2024	2025	2024
	(in millions)
U.S. public finance	$(5)	$(8)	$46	$(4)
Non-U.S. public finance	(2)	—	18	—
Structured finance:
U.S. RMBS	(26)	(44)	(27)	(48)
Other structured finance (1)	2	(1)	(64)	3
Structured finance	(24)	(45)	(91)	(45)
Total Insurance segment loss expense (benefit)	$(31)	$(53)	$(27)	$(49)
____________________
(1)    Nine months 2025 includes $63 million of recoveries in connection with the resolution of the LBIE litigation (see Item 1, Financial Statements, Note 6, Contracts Accounted for as Credit Derivatives).

Asset Management Segment Results

Asset Management Segment Results

	Third Quarter		Nine Months
	2025	2024	2025	2024
	(in millions)
Segment revenues	$8	$2	$29	$10
Less: Segment expenses	4	2	17	6
Equity in earnings (losses) of investees	—	4	12	2
Segment adjusted operating income (loss) before income taxes	4	4	24	6
Less: Provision (benefit) for income taxes	1	—	5	1
Segment adjusted operating income (loss)	$3	$4	$19	$5

Results in the table above primarily represent (i) equity in earnings (losses) of Sound Point of $4 million in third quarter 2024, $12 million in nine months 2025 and $5 million in nine months 2024 (Sound Point results are reported on a one quarter lag), net of the amortization of finite-lived intangible assets associated with the basis difference in Sound Point, (ii) an impairment loss of $3 million in nine months 2024 for a smaller financial services advisory firm, and (iii) other asset management related income.

Corporate Division Results

Corporate Division Results

	Third Quarter		Nine Months
	2025	2024	2025	2024
	(in millions)
Revenues	$3	$4	$11	$13
Expenses
Interest expense	24	24	74	75
Employee compensation and benefit expenses	6	7	20	25
Other operating expenses	8	6	23	28
Total expenses	38	37	117	128
Equity in earnings (losses) of investees	9	—	28	—
Adjusted operating income (loss) before income taxes	(26)	(33)	(78)	(115)
Less: Provision (benefit) for income taxes	(2)	(4)	(5)	(14)
Adjusted operating income (loss)	$(24)	$(29)	$(73)	$(101)

Corporate division interest expense primarily relates to debt issued by the U.S. Holding Companies, and also includes intersegment interest expense. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies, Intercompany Loans Payable” for additional information.

Equity in earnings of investees in third quarter 2025 and nine months 2025 relates to certain alternative investments, which AG transferred to AGMH as part of a stock redemption that occurred on August 5, 2024. The carrying value of these transferred investments as of September 30, 2025 was $130 million. In third quarter 2025, after receiving approval from the MIA, AG redeemed $250 million of its common stock from AGMH in exchange for $213 million in cash and $37 million in alternative investments, which will be recognized in equity in earnings of investees beginning in the fourth quarter of 2025.

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

As described in Item 1, Financial Statements, Note 8, Variable Interest Entities, the types of entities the Company consolidates when it is deemed to be the primary beneficiary primarily include: (i) FG VIEs; and (ii) CIVs. The Company eliminates the effects of intercompany transactions between its FG VIEs and CIVs and its insurance and asset management subsidiaries, as well as intercompany transactions between CIVs.

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

	Third Quarter		Nine Months
	2025	2024	2025	2024
Effect on Financial Statement Line Item	(in millions)
Fair value gains (losses) on FG VIEs (1)	$3	$(7)	$6	$(11)
Fair value gains (losses) on CIVs	17	21	40	54
Equity in earnings (losses) of investees (2)	(5)	(14)	(12)	(38)
Other (3)	(6)	(4)	(12)	(3)
Effect on income before tax	9	(4)	22	2
Less: Tax provision (benefit)	—	(2)	—	(2)
Effect on net income (loss)	9	(2)	22	4
Less: Effect on NCI (4)	9	5	21	12
Effect on net income (loss) attributable to AGL	$—	$(7)	$1	$(8)

By Type of VIE
FG VIEs	$(1)	$(8)	$(1)	$(10)
CIVs	1	1	2	2
Effect on net income (loss) attributable to AGL	$—	$(7)	$1	$(8)
____________________
(1)    Changes in fair value of the FG VIEs’ assets and liabilities reported in the statements of operations are attributable to factors other than (i) changes in the Company’s own credit risk on the FG VIEs’ liabilities with recourse; and (ii) unrealized gains and losses on available-for-sale fixed-maturity securities.
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

	Third Quarter 2025		Third Quarter 2024
	Total	Per Diluted Share	Total	Per Diluted Share
	(in millions, except per share amounts)
Net income (loss) attributable to AGL	$105	$2.18	$171	$3.17
Less pre-tax adjustments:
Realized gains (losses) on investments	(10)	(0.22)	—	—
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	1	0.02	(2)	(0.03)
Fair value gains (losses) on CCS	8	0.17	(3)	(0.06)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(22)	(0.44)	54	1.00
Total pre-tax adjustments	(23)	(0.47)	49	0.91
Less tax effect on pre-tax adjustments	4	0.08	(8)	(0.16)
Adjusted operating income (loss)	$124	$2.57	$130	$2.42

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $0 and $(2)) included in adjusted operating income	$—	$—	$(7)	$(0.12)

	Nine Months 2025		Nine Months 2024
	Total	Per Diluted Share	Total	Per Diluted Share
	(in millions, except per share amounts)
Net income (loss) attributable to AGL	$384	$7.73	$358	$6.44
Less pre-tax adjustments:
Realized gains (losses) on investments	(32)	(0.65)	2	0.03
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(2)	(0.05)	11	0.21
Fair value gains (losses) on CCS	9	0.19	(12)	(0.21)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	82	1.66	42	0.76
Total pre-tax adjustments	57	1.15	43	0.79
Less tax effect on pre-tax adjustments	(9)	(0.19)	(8)	(0.15)
Adjusted operating income (loss)	$336	$6.77	$323	$5.80

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $0 and $(2)) included in adjusted operating income	$1	$0.03	$(8)	$(0.15)

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2025	2024	2025	2024
	(in millions)
Gross realized gains on sales of available-for-sale securities	$1	$—	$5	$2
Gross realized losses on sales of available-for-sale securities	(1)	(4)	(10)	(11)
Net foreign currency gains (losses)	1	—	—	(2)
Change in the allowance for credit losses and intent to sell	(12)	3	(25)	11
Other net realized gains (losses)	1	1	(2)	2
Net realized investment gains (losses)	$(10)	$—	$(32)	$2

Credit losses for third quarter 2025 and nine months 2025 were primarily associated with alternative investments. Credit losses for third quarter 2024 and nine months 2024 were primarily related to Loss Mitigation Securities.

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

During nine months 2024, non-credit impairment-related unrealized fair value gains of $11 million were generated primarily due to the termination of certain structured finance policies.

Fair Value Gains (Losses) on CCS

Fair value gains (losses) on CCS are heavily affected by, and in part fluctuate with, changes in market credit spreads and interest rates, and other market factors and are not expected to result in an economic gain or loss. See Item 1, Financial Statements, Note 9, Fair Value Measurement.

Foreign Exchange Gain (Loss) on Remeasurement

Foreign exchange losses of $22 million in third quarter 2025 and gains of $54 million in third quarter 2024, $82 million in nine months 2025 and $42 million in nine months 2024, were primarily related to the remeasurement of long-dated premiums receivable, for which the Company records the present value of future installment premiums. Foreign exchange gains and losses are mainly due to changes in the exchange rate of the pound sterling and, to a lesser extent, the euro relative to the U.S. dollar. Approximately 68% and 69% of gross premiums receivable, net of commissions payable, as of September 30, 2025 and December 31, 2024, respectively, are denominated in currencies other than the U.S. dollar. Premiums on European infrastructure and structured finance transactions typically are paid, in whole or in part, on an installment basis, whereas premiums on U.S. public finance transactions are often paid upfront.

The following table presents the foreign exchange rates as of the balance sheet dates.

Foreign Exchange Rates
U.S. Dollar Per Foreign Currency

	As of September 30, 2025	As of December 31, 2024	As of September 30, 2024	As of December 31, 2023
Pound sterling	$1.345	$1.252	$1.338	$1.273
Euro	$1.173	$1.035	$1.114	$1.104

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

	As of September 30, 2025		As of December 31, 2024
	Total	Per Share	Total	Per Share
	(dollars in millions, except share amounts)
Shareholders’ equity attributable to AGL	$5,658	$121.13	$5,495	$108.80
Less pre-tax adjustments:
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	46	0.99	49	0.96
Fair value gains (losses) on CCS	12	0.25	2	0.05
Unrealized gain (loss) on investment portfolio	(159)	(3.41)	(397)	(7.86)
Less taxes	9	0.20	46	0.90
Adjusted operating shareholders’ equity	5,750	123.10	5,795	114.75
Pre-tax adjustments:
Less: DAC	190	4.06	176	3.47
Plus: Net present value of estimated net future revenue	191	4.08	202	3.99
Plus: Net deferred premium revenue on financial guaranty contracts in excess of expected loss to be expensed	3,401	72.81	3,473	68.75
Plus taxes	(681)	(14.56)	(702)	(13.90)
ABV	$8,471	$181.37	$8,592	$170.12

Gain (loss) related to FG VIE and CIV consolidation included in:
Adjusted operating shareholders’ equity (net of tax provision (benefit) of $0 and $0)	$3	$0.05	$—	$0.01
ABV (net of tax provision (benefit) of $0 and $(2))	(3)	(0.06)	(6)	(0.13)

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

Reconciliation of GWP to PVP

	Third Quarter 2025					Third Quarter 2024
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$77	$(13)	$2	$9	$75	$35	$7	$4	$15	$61
Less: Installment GWP and other GAAP adjustments (1)	32	(13)	1	9	29	2	(1)	2	15	18
Upfront GWP	45	—	1	—	46	33	8	2	—	43
Plus: Installment premiums and other (2)	33	5	(1)	8	45	1	2	3	14	20
PVP	$78	$5	$—	$8	$91	$34	$10	$5	$14	$63

	Nine Months 2025					Nine Months 2024
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$175	$(6)	$8	$18	$195	$182	$34	$19	$19	$254
Less: Installment GWP and other GAAP adjustments (1)	64	(6)	7	18	83	99	14	16	19	148
Upfront GWP	111	—	1	—	112	83	20	3	—	106
Plus: Installment premiums and other (2)	41	19	2	20	82	110	24	21	20	175
PVP	$152	$19	$3	$20	$194	$193	$44	$24	$20	$281
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

Financial Guaranty Portfolio
Net Par Outstanding by Sector

	As of September 30, 2025	As of December 31, 2024
Sector	(dollars in millions)
Public finance:
U.S. public finance:
General obligation	$80,656	$78,162
Tax backed	35,205	33,288
Municipal utilities	31,192	30,036
Transportation	28,559	26,958
Healthcare	16,666	14,007
Infrastructure finance	8,540	8,663
Higher education	8,533	7,381
Housing revenue	1,356	1,272
Renewable energy	164	164
Other public finance	1,220	1,244
Total U.S. public finance	212,091	201,175
Non-U.S. public finance:
Regulated utilities	24,252	22,361
Infrastructure finance	15,427	14,961
Sovereign and sub-sovereign	8,852	9,181
Renewable energy	1,690	1,596
Pooled infrastructure	1,106	1,101
Total non-U.S. public finance	51,327	49,200
Total public finance	263,418	250,375
Structured finance:
U.S. structured finance:
Insurance reserve financings and securitizations	4,421	4,495
RMBS	1,400	1,507
Pooled corporate obligations	632	607
Financial products	411	492
Subscription finance facilities	211	185
Other structured finance	1,027	1,167
Total U.S. structured finance	8,102	8,453
Non-U.S. structured finance:
Subscription finance facilities	1,574	1,385
Pooled corporate obligations	594	468
RMBS	221	221
Other structured finance	966	650
Total non-U.S. structured finance	3,355	2,724
Total structured finance	11,457	11,177
Total net par outstanding	$274,875	$261,552

Exposure to Puerto Rico

All of the Company’s insured exposure to various authorities and public corporations of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) is rated BIG. The Company’s Puerto Rico net par and net debt service outstanding as of September 30, 2025 were $553 million and $645 million, respectively, compared with net par and net debt service outstanding as of December 31, 2024 of $637 million and $756 million, respectively.

As of September 30, 2025, the Company’s only remaining outstanding unresolved insured Puerto Rico exposure subject to a payment default was PREPA, to which the Company had net par and debt service outstanding of $464 million and $539 million, respectively. As of December 31, 2024, the Company’s PREPA net par and debt service outstanding were $532 million and $629 million, respectively. See “—Liquidity and Capital Resources—Insurance Subsidiaries, Financial Guaranty Policies” below and Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered), for more information.

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

Amortization Schedule of PREPA
Net Par Outstanding and Net Debt Service Outstanding
As of September 30, 2025

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2025 (October 1 - December 31)	$—	$2

2026 (January 1 - March 31)	—	9
2026 (April 1 - June 30)	—	2
2026 (July 1 - September 30)	106	114
2026 (October 1 - December 31)	—	1
Subtotal 2026	106	126
2027	106	122
2028	68	80
2029	39	47
2030-2034	141	158
2035-2037	4	4
Total	$464	$539

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

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of September 30, 2025	As of December 31, 2024
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
6.125% Senior Notes	6.125%	2028	$350	$350
3.15% Senior Notes	3.15%	2031	500	500
7% Senior Notes	6.40%	2034	200	200
3.6% Senior Notes	3.60%	2051	400	400
Series A Enhanced Junior Subordinated Debentures	3 month CME Term SOFR +2.64%	2066	150	150
AGUS long-term debt			1,600	1,600
AGUS - intercompany loans from:
AG	3.50%	2029	250	250
AGRO	5.00%	2028	20	20
AGUS intercompany loans			270	270
Total AGUS long-term debt and intercompany loans			1,870	1,870
AGMH
Junior Subordinated Debentures (1)	6.40%	2066	300	300
Total AGMH long-term debt			300	300
AGMH’s long-term debt purchased by AGUS (2)			(154)	(154)
U.S. Holding Company long-term debt			$2,016	$2,016
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

	As of September 30, 2025
	AGL	U.S. Holding Companies
	(in millions)
Assets, excluding investments in subsidiaries
Fixed-maturity securities (1)	$15	$3
Ownership interest in Sound Point	—	414
Other invested assets	—	170
Short-term investments and cash	75	321
Receivables from affiliates (2)	54	—
Other assets	4	50
Liabilities
Long-term debt	—	1,702
Loans payable to affiliates	—	270
Payable to affiliates (2)	11	17
Other liabilities	16	78
____________________
(1)    As of September 30, 2025, the weighted average durations of AGL’s and the U.S. Holding Companies’ fixed-maturity securities were 10.2 years and 3.0 years, respectively.
(2)    Primarily represents receivables and payables with non-guarantor subsidiaries.

	Nine Months 2025
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$1	$7
Expenses
Interest expense	—	74
Other expenses	32	11
Income (loss) before provision for income taxes and equity in earnings (losses) of investees	(31)	(78)
Equity in earnings (losses) of investees	—	40
Net income (loss) excluding investments in subsidiaries	(31)	(33)

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Selected Cash Flow Items

	Nine Months 2025
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from U.S. Holding Companies	$440	$—
Dividends received from other subsidiaries	50	226
Distributions from equity method investees (1)	—	34
Interest paid on intercompany loans	—	(1)
Interest paid on long-term debt	—	(63)
Investments in subsidiaries	(21)	(3)
Redemption of stock by insurance subsidiaries	—	213
Dividends paid to AGL	—	(440)
Dividends paid to AGL shareholders	(53)	—
Repurchases of common shares (2)	(369)	—
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

Management believes that the insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios. The Company generally targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. As of September 30, 2025, the

Company intended to hold and had the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

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

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. For example, the Company made substantial claim payments in 2022 and 2024 in connection with the resolution of certain defaulting Puerto Rico credits. The Company is continuing its efforts to resolve the one remaining unresolved Puerto Rico insured exposure that is in payment default, PREPA. The Company had $464 million in insured net par outstanding of PREPA obligations as of September 30, 2025. For more information, see Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered).

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

Dividend restrictions by insurance subsidiary are as follows:

•Under Maryland’s insurance law, AG may, with prior notice to the Commissioner of its domiciliary regulator, the MIA, pay an ordinary dividend in an amount that, together with all dividends and distributions paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders’ surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. “Adjusted net investment income” means the sum of (x) AG’s net investment income during the 12-month period ending December 31 of the preceding year (excluding realized capital gains and pro rata distributions of its own securities), and (y) AG’s net investment income (excluding realized capital gains) from the three calendar years prior to the preceding calendar year that has not already been paid out as dividends. The maximum amount available during 2025 for AG to distribute as ordinary dividends is approximately $287 million. Such payments would have been payable in the second half of 2025 because AG’s ordinary dividends were concentrated in the second half of 2024 following the August 1, 2024, merger of AGM with and into AG. However, in order to enable AG to make payments over the course of the year, AG put in place for 2025 a quarterly process with the MIA, pursuant to which AG confirmed that the MIA does not object to AG dividending $71.8 million (i.e., 25%) of the $287 million amount in each calendar quarter of 2025. Pursuant to this process, AG obtained the MIA’s non-objection to pay, and expects to pay, a $71.8 million dividend by November 21, 2025 (and previously obtained the MIA’s non-objection to pay, and paid, equivalent dividends on March 6, 2025, May 19, 2025 and August 18, 2025). See “– Overview – Key Business Strategies – Merger of the U.S. Insurance Subsidiaries.”

•The Company expects the amount of dividends available for distribution by AG Re in 2025 to be approximately $225 million. Based on applicable law and regulations, in 2025 AG Re has the capacity to declare and pay dividends in an aggregate amount up to 25% of the prior year statutory surplus (i.e., up to $272 million); provided that such payment cannot exceed AG Re’s unencumbered assets ($225 million as of September 30, 2025) or its statutory surplus ($314 million as of September 30, 2025). Additionally, in 2025 AG Re can make capital distributions in an aggregate amount up to $129 million without the prior approval of the Bermuda Monetary Authority.

Ordinary Dividends
From Insurance Company Subsidiaries
to Holding Companies

	Third Quarter		Nine Months
	2025	2024	2025	2024
	(in millions)
Dividends by AG Re to AGL	$50	$—	$50	$47
Dividends by AG to U.S. Holding Companies (1)	71	154	215	262
___________________
(1)    Prior to a reorganization of the Company’s U.S. corporate structure, AG had been directly owned by AGUS. As a result of the reorganization, effective as of August 1, 2024, AG is directly owned by AGMH, a subsidiary of AGUS.

Stock Redemption by Assured Guaranty Inc.

In third quarter 2025, after receiving approval from the MIA, AG redeemed $250 million of its common stock from AGMH in exchange for $213 million in cash and $37 million in alternative investments.

Committed Capital Securities

AG is party to an arrangement that enables it to access, at its discretion, up to $400 million of capital, at any time, and has the right to use such capital for any purpose, including to pay claims. See Item 1, Financial Statements, Note 9, Fair Value Measurement.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, manage investment risk within the context of the underlying portfolio of insurance risk, maintain sufficient liquidity to cover unexpected stress in the insurance portfolio and maximize after-tax net investment income. As of September 30, 2025, the Company had $6,278 million of available-for-sale fixed-maturity securities, of which $5,529 million were managed by three investment managers who are required to, in accordance with the Company’s investment guidelines, maintain their portion of the Company’s investment portfolio with an overall credit quality rated at a minimum of A+/A1/A+ by S&P/Moody’s/Fitch Ratings Inc. In addition, $242 million of available-for-sale fixed-maturity securities were CLO equity tranches managed by Sound Point.

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

Investment Portfolio
Carrying Value

	As of
	September 30, 2025	December 31, 2024
	(in millions)
Fixed-maturity securities, available-for-sale	$6,278	$6,369
Fixed-maturity securities, trading (1)	136	147
Short-term investments	1,332	1,221
Other invested assets (2)	1,012	926
Total	$8,758	$8,663
____________________
(1)    Includes primarily CVIs received as part of resolutions of Puerto Rico exposures in 2022, which are not rated.
(2)    Excludes investments in Sound Point funds that are consolidated. See Item 1, Financial Statements, Note 8, Variable Interest Entities.

The Company’s available-for-sale fixed-maturity securities had a duration of 4.9 years and 4.3 years as of September 30, 2025 and December 31, 2024, respectively.

Available-for-Sale Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s available-for-sale fixed-maturity securities as of September 30, 2025 and December 31, 2024. Ratings generally reflect the lower of Moody’s and S&P classifications, except for (i) Loss Mitigation Securities rated BIG, (ii) CLO equity tranches, which are not rated, and (iii) liquidity bonds issued by a U.K. regulated utility, which are not rated. See Item 1, Financial Statements, Note 7, Investments, for additional information.

 Distribution of Available-for-Sale Fixed-Maturity Securities by Rating

	As of
Rating	September 30, 2025	December 31, 2024
AAA	13.2%	12.5%
AA	34.1	35.0
A	25.8	23.6
BBB	18.1	16.3
BIG	2.2	8.1
Not rated	6.6	4.5
Total	100.0%	100.0%

Other Investments

Other invested assets, which are generally less liquid than fixed-maturity securities, primarily consist of the ownership interest in Sound Point and alternative investments across a variety of strategies. See “— Commitments” below.

Sound Point and Alternative Investments

	As of September 30, 2025 (1)			As of December 31, 2024
	Investments	CIVs	Consolidated	Investments	CIVs	Consolidated
	(in millions)
Fixed-maturity securities, available-for-sale	$291	$—	$291	$319	$—	$319
Fixed-maturity securities, trading	11	—	11	24	—	24
Other invested assets:
Ownership interest in Sound Point	414	—	414	418	—	418
CLOs	94	—	94	100	—	100
Private healthcare investing	183	—	183	153	—	153
Asset-based/specialty finance	157	(45)	112	142	(33)	109
Private minority stakes in alternative asset managers	80	—	80	69	—	69
Other	129	—	129	77	—	77
Subtotal	$1,359	$(45)	$1,314	$1,302	$(33)	$1,269

Assets of CIVs, net of nonredeemable noncontrolling interests	$—	$57	$57	$—	$43	$43
____________________
(1)    The alternative investments, which do not include the Company’s ownership interest in Sound Point, had an inception-to-date annualized internal rate of return of 13%.

Effect of Ownership Interest in Sound Point and Alternative Investments
on Condensed Consolidated Statements of Operations

	Third Quarter 2025			Third Quarter 2024
	Investments	CIVs	Consolidated	Investments	CIVs	Consolidated
	(in millions)
Net investment income (1)	$12	$—	$12	$1	$—	$1
Net realized investment gains (losses)	(11)	—	(11)	—	—	—
Fair value gains (losses) on trading securities	—	—	—	1	—	1
Equity in earnings (losses) of investees:
Ownership interest in Sound Point	—	—	—	4	—	4
Alternative investments:
CLOs	3	—	3	12	(8)	4
Private healthcare investing	5	—	5	6	—	6
Asset-based/specialty finance	7	(5)	2	7	(6)	1
Private minority stakes in alternative asset managers	5	—	5	7	—	7
Other	5	—	5	(4)	—	(4)
Equity in earnings (losses) of investees	25	(5)	20	32	(14)	18
Subtotal	$26	$(5)	$21	$34	$(14)	$20

Fair value gains (losses) on CIVs, net of noncontrolling interests	$—	$8	$8	$—	$16	$16
____________________
(1)    Third quarter 2025 includes CLO equity tranches distributed from a CLO fund in the fourth quarter of 2024.

Effect of Ownership Interest in Sound Point and Alternative Investments
on Condensed Consolidated Statements of Operations

	Nine Months 2025			Nine Months 2024
	Investments	CIVs	Consolidated	Investments	CIVs	Consolidated
	(in millions)
Net investment income (1)	$35	$—	$35	$3	$—	$3
Net realized investment gains (losses)	(18)	—	(18)	—	—	—
Fair value gains (losses) on trading securities	1	—	1	1	—	1
Equity in earnings (losses) of investees:
Ownership interest in Sound Point	12	—	12	5	—	5
Alternative investments:
CLOs	6	—	6	38	(26)	12
Private healthcare investing	18	—	18	8	—	8
Asset-based/specialty finance	21	(12)	9	18	(12)	6
Private minority stakes in alternative asset managers	20	—	20	17	—	17
Other	11	—	11	(1)	—	(1)
Equity in earnings (losses) of investees	88	(12)	76	85	(38)	47
Subtotal	$106	$(12)	$94	$89	$(38)	$51

Fair value gains (losses) on CIVs, net of noncontrolling interests	$—	$19	$19	$—	$42	$42
____________________
(1)    Nine months 2025 includes CLO equity tranches distributed from a CLO fund in the fourth quarter of 2024.

Commitments

The Company has agreed to invest an aggregate amount of $1.5 billion in alternative investments, including $1 billion in Sound Point managed investments, subject to certain conditions precedent. Unfunded commitments for alternative investments as of September 30, 2025 were $563 million. See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for a description of the alternative investments agreement with Sound Point.

Restricted Assets

Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements or otherwise pledged or restricted totaled $82 million and $79 million as of September 30, 2025 and December 31, 2024, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or are otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements with a fair value of $789 million and $1,135 million as of September 30, 2025 and December 31, 2024, respectively.

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

Summarized Condensed Consolidated Cash Flows

	Third Quarter		Nine Months
	2025	2024	2025	2024
	(in millions)
Net cash flows provided by (used in) operating activities, excluding FG VIEs and CIVs operating cash flows	$75	$(12)	$218	$(16)
FG VIEs and CIVs operating cash flows	(20)	29	2	17
Net cash flows provided by (used in) operating activities	55	17	220	1

Net cash flows provided by (used in) investing activities, excluding FG VIEs and CIVs investing cash flows	(79)	213	264	560
FG VIEs and CIVs investing cash flows	6	(9)	14	(16)
Net cash flows provided by (used in) investing activities	(73)	204	278	544

Net cash flows provided by (used in) financing activities, excluding FG VIEs and CIVs financing cash flows
Dividends paid	(17)	(16)	(53)	(52)
Repurchases of common shares	(118)	(131)	(369)	(412)
Other	—	—	(32)	(28)
FG VIEs and CIVs financing cash flows	(5)	(12)	(13)	(167)
Net cash flows provided by (used in) financing activities (1)	(140)	(159)	(467)	(659)

Effect of exchange rate changes	(3)	3	5	2
Increase (decrease) in cash and cash equivalents and restricted cash	(161)	65	36	(112)
Cash and cash equivalents and restricted cash at beginning of period	325	109	128	286
Cash and cash equivalents and restricted cash at the end of the period	$164	$174	$164	$174
____________________
(1)    Claims paid on consolidated FG VIEs are presented in the condensed consolidated statements of cash flows as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

Cash flows from operating activities were inflows of $220 million in nine months 2025 and inflows of $1 million in nine months 2024. The nine months 2025 cash flow from operations includes the receipt of $97 million in satisfaction of the judgment the Company was awarded and its recoveries in connection with the resolution of the LBIE litigation. In addition, nine months 2025 cash flows from operations were higher than in nine months 2024 due to a $127 million decrease in net claim payments.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity securities and short-term investments and paydowns on, and sales of, FG VIEs’ assets. The decrease in investing cash inflows compared with the prior year is primarily due to the need for liquidity to fund higher claim payments and share repurchases in nine months 2024. In addition, increased operating cash flows in nine months 2025, due in part to the cash inflow related to the resolution of the LBIE litigation, reduced the need to liquidate investments. See Item 1, Financial Statements, Condensed Consolidated Statements of Cash Flows, and Note 4, Expected Loss to be Paid (Recovered), for additional information.

Financing activities primarily consist of (i) AGL share repurchases and dividends, and (ii) paydowns of FG VIEs’ liabilities. In nine months 2024, FG VIE financing cash flows included the par paydown of liabilities of certain trusts related to Puerto Rico exposures of $144 million.

From October 1, 2025 through November 5, 2025, the Company repurchased an additional 621 thousand of common shares. As of November 5, 2025, the Company was authorized to purchase $332 million of its common shares. For more information about the Company’s share repurchases and authorizations, see Item 1, Financial Statements, Note 12, Shareholders’ Equity.

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

Management of the Company, with the participation of its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Based on their evaluation as of September 30, 2025 covered by this Form 10-Q, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting during third quarter 2025 which were identified in connection with the evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during third quarter 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (3)
July 1 - July 31	478,657	$84.15	475,433	$61,150,669
August 1 - August 31	461,722	$82.44	461,577	$323,097,441
September 1 - September 30	486,483	$82.59	486,111	$282,951,235
Total	1,426,862	$83.06	1,423,121
____________________
(1)    The total number of shares purchased also includes shares purchased as a result of employees surrendering shares as payment for withholding taxes upon the vesting of share awards.
(2)    After giving effect to repurchases since the Board first authorized the repurchase program on January 18, 2013, through November 5, 2025, the Company has repurchased a total of 155 million common shares for $5.8 billion, excluding commissions, at an average price of $37.26 per share. On August 6, 2025 the Board authorized the repurchase of $300 million of the Company’s common shares. On November 5, 2025, the Board authorized the repurchase of an additional $100 million of the Company’s common shares. As of November 5, 2025, the remaining authorization the Company was authorized to purchase was $332 million of its common shares, on a settlement basis. The repurchase program has no expiration date and the Board has previously increased the authorization periodically.
(3)    Excludes commissions and excise taxes.

ITEM 5.    OTHER MATTERS

10b5-1 Trading Plans

During third quarter 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6.EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Document
22.0	Subsidiary Companies and Issuers of Guaranteed Securities
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1	The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated November 7, 2025	By:	/s/ BENJAMIN G. ROSENBLUM

Benjamin G. Rosenblum Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)