Form 10-K
period 2025-12-31
ASSURED GUARANTY LTD
filed 2026-02-27
CIK 1273813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Common Shares held by non-affiliates of the Registrant as of the close of business on June 30, 2025 was $3,975,235,987 (based upon the closing price of the Registrant's shares on the New York Stock Exchange on that date, which was $87.10). For purposes of this information, the outstanding Common Shares which were owned by all directors and executive officers of the Registrant were deemed to be the only shares of Common Shares held by affiliates.
As of February 25, 2026, 44,948,769 Common Shares, par value $0.01 per share, were outstanding (including 22,002 unvested restricted shares).
DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant’s definitive proxy statement relating to its 2026 Annual General Meeting of Shareholders to be held on May 1, 2026, are incorporated by reference to Part III of this report.

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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially from those expressed in, or implied or projected by, the forward-looking information and statements. Among factors that could cause actual results to differ materially are: (i) significant changes in inflation, interest rates, the world’s credit markets or segments thereof, credit spreads, foreign exchange rates, tariff regimes or general economic conditions, including the possibility of a recession or stagflation; (ii) geopolitical risk, terrorism and political violence risk, including regional and global military conflicts, and strategic competition and trade confrontation; (iii) cybersecurity risk and the impacts of artificial intelligence, machine learning and other technological advances, including the possibility of malicious cyber attacks, dissemination of misinformation, and disruption of markets in which Assured Guaranty participates; (iv) the impact of a United States (U.S.) government shutdown and/or the possibility of payment defaults on the debt of the U.S. government or instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, and downgrades to their credit ratings; (v) developments in the world’s financial and capital markets, including stresses in banking institutions, and the possibility that increasing participation of unregulated financial institutions in these markets results in losses or lower valuations of assets, reduced liquidity and credit and/or contraction of these markets, that adversely affect repayment rates of insured obligors, Assured Guaranty’s insurance loss or recovery experience, or investments of Assured Guaranty; (vi) reduction in the amount or market rates of return of available insurance opportunities and/or the demand for Assured Guaranty’s insurance; (vii) the failure or ineffectiveness of any of Assured Guaranty’s risk mitigation strategies or activities, including distressed credit workouts, management of exposure limits, and hedging activities; (viii) the possibility that investments made by Assured Guaranty for its investment portfolio do not result in the benefits anticipated or subject Assured Guaranty to negative consequences; (ix) the possibility that Assured Guaranty’s strategies or strategic transactions do not result in the benefits anticipated and/or subject Assured Guaranty to negative consequences; (x) the impact of the announcement of Assured Guaranty’s strategies on Assured Guaranty and the perception of Assured Guaranty by its investors, regulators, rating agencies, and employees; (xi) risks related to the expansion into life and annuity reinsurance and the launching of Assured Life Reinsurance Ltd. (Assured Life Re); (xii) the failure of Assured Guaranty to successfully integrate acquired businesses, including Assured Guaranty’s acquisition of Warwick Company (UK) Limited; (xiii) loss of key personnel; (xiv) the possibility that longevity, mortality, lapse, withdrawal or surrender experience in Assured Guaranty’s life and annuity reinsurance business is less favorable than the rates Assured Guaranty used in pricing its reinsurance agreements; (xv) the inability to control the business, management or policies of entities in which Assured Guaranty holds a noncontrolling interest; (xvi) the impact of market volatility on the fair value of Assured Guaranty’s assets and liabilities subject to mark-to-market, including certain of its investments, contracts accounted for as derivatives, its committed capital securities (CCS), and its consolidated variable interest entities (VIEs); (xvii) the possibility that budget or pension shortfalls, difficulties in obtaining additional financing, changes in applicable laws or regulations or other factors will result in credit losses or liquidity claims on obligations that Assured Guaranty insures or reinsures; (xviii) insured losses, including losses with respect to related legal proceedings, in excess of those expected by Assured Guaranty or the failure of Assured Guaranty to realize loss recoveries that are assumed in its expected loss estimates for insurance exposures; (xix) the possibility that underwriting insurance in new jurisdictions and/or covering new sectors, lines or classes of business does not result in the benefits anticipated or subjects Assured Guaranty to negative consequences; (xx) increased competition, including from new market entrants and alternative forms of credit protection; (xxi) any rating agency action in relation to Assured Guaranty, and/or of any securities Assured Guaranty has issued, and/or of transactions that Assured Guaranty has insured; (xxii) the inability of Assured Guaranty to access capital on acceptable terms or sufficient liquidity to cover unexpected stress; (xxiii) noncompliance with, and/or changes in, applicable laws or regulations, including insurance, bankruptcy and tax laws, tariffs, or other governmental actions; (xxiv) the possibility that legal or regulatory decisions or determinations subject Assured Guaranty or obligations that it insures or reinsures to negative consequences; (xxv) difficulties or delays with the execution of Assured Guaranty’s business strategy; (xxvi) changes in applicable accounting policies or practices; (xxvii) public health crises, including pandemics and endemics, and the governmental and private actions taken in response to such events; (xxviii) natural or man-made catastrophes; (xxix) the impact of climate change on Assured Guaranty’s business and regulatory actions taken related to such risk; (xxx) other risk factors identified in AGL’s filings with the U.S. Securities and Exchange Commission (SEC); (xxxi) other risks and uncertainties that have not been identified at this time; and (xxxii) management’s response to these factors.

 The foregoing important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-K. Assured Guaranty undertakes no obligation to update or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures Assured Guaranty makes on related subjects in Assured Guaranty’s reports filed with the SEC.

If one or more of these or other risks or uncertainties materialize, or if Assured Guaranty’s underlying assumptions prove to be incorrect, actual results may vary materially from what Assured Guaranty projected. Any forward looking statements in this Form 10-K reflect Assured Guaranty’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to its operations, results of operations, growth strategy and liquidity.

For these statements, Assured Guaranty claims the protection of the safe harbor for forward looking statements contained in Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

Through its financial guaranty insurance subsidiaries, the Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer financial guaranty insurance, including nonpayment insurance, that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, such as scheduled principal or interest payment (collectively, debt service), the Company is required under its unconditional and irrevocable financial guaranty to pay the shortfall of the scheduled amount to the holder of the obligation, but generally cannot be required by the holder to pay on an accelerated basis. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom (U.K.), and also guarantees obligations issued in other countries and regions, including Western Europe and Australia. The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form.

The Company participates in the asset management business through its ownership interest in Sound Point Capital Management, LP (Sound Point, LP) and certain of its investment management affiliates (together with Sound Point, LP, Sound Point), as described in greater detail under Item 1. Business — Asset Management.

On January 21, 2026, the Company purchased all of the outstanding share capital in Warwick Company (UK) Limited (which is the 100% indirect owner of Assured Life Reinsurance Ltd. (Assured Life Re, f/k/a Warwick Re Limited), for a purchase price of $158 million, subject to certain post-closing adjustments (Assured Life Re Acquisition). Assured Life Re is a Class E long-term (life) reinsurance company incorporated and registered in Bermuda and is rated BBB (Outlook Positive) (1/28/26) by Fitch Ratings, Inc. Assured Life Re focuses on annuity reinsurance including U.K. bulk purchase annuity (pension risk transfers) and U.S. multi-year guaranteed annuity transactions. The Assured Life Re Acquisition represents the Company's first platform dedicated solely to the life and annuity reinsurance business, further diversifying the risk profile and revenue opportunities of the Company.

See Item 1A. Risk Factors — Strategic Risks, captioned “The Assured Life Re Acquisition may negatively impact the Company, including how it is perceived by its investors, regulators, rating agencies or obligors it insures, as well as Assured Life Re’s business relationships,” “Entering the life and annuity reinsurance business may present integration risks and other risks specific to the life and annuity reinsurance business that could have a negative effect on the Company's business, results of operations or financial condition,” “Strategic transactions may not result in the benefits anticipated” and “The Company makes assumptions when pricing its life and annuity reinsurance products relating to longevity, mortality, policy lapses, withdrawals, surrenders, investment returns and expenses, and significant deviations in experience could negatively affect the Company’s financial condition and results of operations.”

The Company continually evaluates its key business strategies, which fall into four areas: (i) growth of its insurance and asset management businesses; (ii) loss mitigation, (iii) enhancement of investment returns through alternative investments; and (iv) capital management. The Company seeks to grow its core financial guaranty insurance business through new business production in established sectors and jurisdictions and by entering into new markets, lines and classes of business, and also through acquisitions of financial guarantors that are no longer actively writing new business (legacy financial guarantors) or their insured portfolios through reinsurance or novations. In addition, the Company seeks to leverage its core credit competencies by expanding its business into revenue streams independent of its financial guaranty insurance business, such as annuity reinsurance through its life and annuity reinsurance platform and its asset management business, with the objective of diversifying net income growth and generating high-return business opportunities. The Company also employs a number of strategies in an effort to mitigate losses in its insured portfolio. The Company seeks to optimize its investment returns and expects its relationship with Sound Point to enhance alternative investment opportunities for its insurance subsidiaries. Finally, the Company pursues strategies to efficiently allocate and utilize capital within the Assured Guaranty group.

Insurance

Insurance Business

Financial Guaranty

Financial guaranty insurance generally provides an unconditional and irrevocable guaranty that protects the holder of a debt instrument or other monetary obligation against non-payment of debt service when due. Upon an obligor’s default on scheduled payments due on the debt obligation, whether due to its insolvency or otherwise, the Company is generally required under the financial guaranty contract to pay the investor the principal and interest shortfalls when due.

Financial guaranty insurance may be issued to all of the investors of the guaranteed series or tranche of a municipal bond or structured finance loan or other debt obligation at the time of issuance or it may be issued to specific individual holders of such obligations who purchase the Company’s credit protection either in the secondary market or on a bilateral basis where the borrower has purchased the financial guaranty to benefit its own obligations.

Both issuers of, and investors in, financial instruments may benefit from financial guaranty insurance. Issuers benefit when they purchase financial guaranty insurance for their new issue debt transaction because the insurance may have the effect of lowering an issuer’s interest cost over the life of the debt transaction to the extent that the insurance premium charged by the Company is less than the net present value of the difference between the yield on the obligation insured by Assured Guaranty (which carries the credit rating of the specific subsidiary that guarantees the debt obligation) and the yield on the debt obligation if sold on the basis of its uninsured credit rating. The principal benefit to investors is that the Company's financial guaranty provides increased certainty that scheduled payments will be received when due. The Company’s financial guaranty of bank loans may also provide policyholders with reduced regulatory capital requirements or relief from internally managed credit limits. Additionally, financial guaranty insurance may improve the marketability and liquidity of obligations, especially obligations with complex structures or backed by asset classes new to the market. In general, and especially in such instances, investors may be able to sell insured bonds more quickly and at a better price than the comparable uninsured debt.

As an alternative to traditional financial guaranty insurance, the Company also may provide credit protection relating to a particular debt obligation or obligor through a credit derivative contract, such as a credit default swap (CDS). Under the terms of a CDS, the provider of credit protection agrees to make a specified payment to the buyer of credit protection if one or more specified credit events occurs with respect to a reference obligation or entity. In general, the Company’s CDS provide that failure to pay debt service on the reference obligation is a credit event, but the Company’s rights and remedies under a CDS may be different and more limited than under financial guaranty insurance.

The Company also offers credit protection through reinsurance, and in the past has provided reinsurance to other financial guaranty insurers with respect to their financial guaranties of public finance, infrastructure and structured finance obligations. The Company believes that the financial guaranty opportunities currently available to it in the reinsurance market primarily consist of potentially assuming portfolios of transactions from legacy financial guarantors.

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

Healthcare Bonds are obligations of healthcare facilities, including community-based hospitals and systems, and hospital districts.

Infrastructure Bonds include obligations issued by a variety of entities engaged in the financing of infrastructure projects, such as roads, airports, ports, military housing, social infrastructure, student accommodation and other physical assets delivering essential services supported by long-term concession arrangements with a public sector entity.

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

Other Public Finance Bonds include other debt issued, guaranteed or otherwise supported by U.S. national or local governmental authorities, as well as student loans, revenue bonds, housing revenue bonds, and obligations of some not-for-profit organizations.

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

Infrastructure Finance Obligations are obligations issued by a variety of entities engaged in the financing of non-U.S. infrastructure projects, such as roads, airports, ports, social infrastructure, student accommodation, stadiums, and other physical assets delivering essential services supported either by long-term concession arrangements or a regulatory regime. The majority of the Company’s non-U.S. infrastructure business is conducted in the U.K.

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

U.S. and Non-U.S. Structured Finance Obligations    The Company insures and reinsures a number of different types of U.S. and non-U.S. structured finance obligations. Structured finance counterparties and policy beneficiaries use the Company’s financial guaranty for a variety of reasons, including credit enhancement, risk syndication and regulatory capital optimization. Credit support for the exposures written by the Company may come from a variety of sources, including some combination of subordinated tranches, excess spread, over-collateralization or cash reserves. Additional support also may be provided by transaction provisions intended to benefit debt holders, investors and lenders. The types of U.S. and non-U.S. structured finance obligations the Company insures and reinsures include the following:

Insurance Reserve Financings and Securitizations are transactions, including life insurance transactions, where obligations are secured by the future earnings from pools of various types of insurance/reinsurance policies and income produced by invested assets.

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

Fund Finance Facilities are primarily subscription finance which are credit facilities provided to closed-end private market funds, most frequently private-equity funds. The facilities are secured by the uncalled capital commitments of the limited partners (LPs) to the fund. The Company may guarantee new or existing facilities and on a single facility or portfolio basis. Assured Guaranty’s exposures are generally to facilities with characteristics that include a high-quality fund sponsor with strong historical performance, a diverse LP base composed primarily of institutional LPs and experienced bank lenders.

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

Financial Products is the guarantee of certain business written by financial products companies owned by Dexia SA, which comprised guaranteed investment contracts, medium term notes and equity payment undertaking agreements associated with leveraged lease business. This business is being run off with the final maturity due in 2031. Assured Guaranty is indemnified by Dexia SA and certain of its affiliates against loss from the financial products business.

Other Structured Finance Obligations are obligations backed by assets not generally described in any of the other U.S. and Non-U.S. Structured Finance Obligations categories above.

Specialty Business

The Company also guarantees specialty business with similar risk profiles to its structured finance exposures written in financial guaranty form. Specialty business includes, for example, diversified real estate, insurance reserve financings and securitizations, pooled corporate obligations and aircraft residual value insurance transactions.

Exposure Limits, Underwriting Process, and Credit Policy

Exposure Limits

The Company establishes exposure limits and underwriting criteria for obligors, sectors and countries, and for individual insurance transactions. Risk exposure limits for single obligors are based on the Company’s capital resources and its assessment of potential frequency and severity of loss as well as other factors, such as historical and stressed collateral performance. Moreover, these limits may also be constrained by both regulatory limits or rating agency requirements. Sector limits are based on the Company’s view of stress losses for the sector and on its assessment of correlation. Country limits are based on the size and stability of the relevant economy, and the Company’s view of the political environment and legal system. All of the foregoing limits are established in relation to the Company’s capital base. In certain cases, however, the Company’s ultimate exposure may exceed its underwriting guidelines (caused by, for example, bond accretion exceeding the risk limitation, acquisitions, reassumptions or other strategic exceptions). See Item 1A. Risk Factors — Risks Related to Economic, Market and Political Conditions and Natural Phenomena captioned “The Company may be subjected to significant risks from large individual or correlated financial guaranty insurance exposures.”

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

The Company focuses principally on the credit quality of the obligor based on population size and trends, wealth factors, and strength of the economy. The Company evaluates the obligor’s liquidity position; its fiscal management policies and track record; its ability to raise revenues and control expenses; and its exposure to derivative contracts and to debt subject to acceleration. The Company assesses the obligor’s pension and other post-employment benefits obligations, if applicable, and funding policies and evaluates the obligor’s ability to adequately fund such obligations in the future. The Company analyzes other critical risk factors including the type of issue; the repayment source; pledged security, if any; the presence of restrictive covenants and the tenor of the risk. The Company also considers the ability of obligors to file for bankruptcy or receivership under applicable statutes (and on related statutes that provide for state oversight or fiscal control over financially troubled obligors). The Company evaluates the impact of environmental and climate change risks, including natural perils, on the ability of the obligor to meet its financial obligations over the life of the insured transaction. Such risks may include rising sea levels, hurricanes, wildfires and earthquakes. The Company also assesses resilience measures undertaken by the obligor and the potential availability (or lack thereof) of state and/or federal aid in the event of a natural disaster.

In cases of not-for-profit institutions, such as healthcare issuers and private higher education issuers, the Company focuses on the financial stability of the institution, its competitive position and its management experience, restrictive covenants imposed on the obligor for the benefit of debt holders, and reliance on governmental aid or payments such as Medicaid, Medicare and the Affordable Care Act by healthcare issuers and research grants by higher education issuers.

The Company’s credit policy for U.S. infrastructure transactions is substantially similar to that of non-U.S. infrastructure transactions described below.

Non-U.S. Public Finance Transactions. For non-U.S. transactions, the Company undertakes an analysis of the country or countries in which the risk resides, or in the case of a bilateral agreement, the country where the beneficiary resides, which includes regulatory and political risk as well as economic and demographic characteristics. For each transaction, the Company also performs an assessment of the legal framework governing the transaction and the laws affecting the underlying assets supporting the obligations to be insured.

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

For other transactions, notably transactions secured by toll-roads, student accommodation and stadiums (i.e., assets subject to demand risk), revenues derived from the project must be sufficient to make debt service payments, net of operating expenses, as well as cover the upfront operating expenses it experiences during the build phase before revenues are generated.

For infrastructure transactions, underwriters generally use financial models to evaluate the ability of the transaction to generate adequate cash flow to service the debt under a variety of scenarios. The models include economically stressed scenarios that the underwriters use for their assessment of the potential credit risk inherent in a particular transaction. Stress models developed internally by the Company’s underwriters reflect both empirical research and information gathered from third parties, such as rating agencies, ~~or~~ investment banks or technical advisers. The Company may also engage advisers such as consultants and external counsel to assist in analyzing a transaction’s financial or legal risks.

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

An insurer’s financial strength rating itself is not specific to any particular policy or contract; a rating agency instead assigns such rating to the insured obligation. A financial strength rating does not refer to an insurer's ability to meet non-insurance obligations and is not a recommendation to purchase any policy or contract issued by an insurer or to buy, hold, or sell any security insured by an insurer. The insurance financial strength ratings assigned by the rating agencies are based upon factors that the rating agencies believe are relevant to policyholders and are not directed toward the protection of investors in AGL’s common shares. Ratings reflect only the views of the respective rating agencies assigning them and are subject to continuous review and revision or withdrawal at any time.

Low financial strength ratings or uncertainty over the Company’s ability to maintain its financial strength ratings for its insurance subsidiaries would have a negative impact on issuers’ and investors’ perceptions of the value of the Company’s insurance product. Therefore, the Company manages its business with the goal of achieving high financial strength ratings.

A major component in arriving at a financial guaranty insurer’s rating has been the rating agency’s assessment of the insurer’s capital adequacy, with each rating agency employing its own proprietary model. These capital adequacy approaches include “stress case” loss assumptions for various risks or risk categories. The rating agencies have at various times materially increased stress case loss assumptions for various risks or risk categories, in some cases later reducing such stress case losses. This approach has made predicting the amount of capital required to maintain or attain a certain rating more difficult. In addition, both S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC (S&P), and Moody’s Investors Service, Inc. (Moody’s) have applied other factors, some of which are subjective, such as the insurer's business strategy and franchise value or the anticipated future demand for its product, to justify ratings for the Company’s insurance subsidiaries below the ratings implied by their own capital adequacy models. Currently, for example, S&P has concluded that Assured Guaranty’ insurance subsidiaries have “AAA” capital adequacy under the S&P model (but apply a downward adjustment due to a “largest obligor test” and rate them “AA”) and Moody’s has concluded that AG has “Aa” capital adequacy under the Moody’s model (but rates it A1 based on other factors including the rating agency’s assessment of competitive profile, future profitability and market share). The application of these additional factors makes it uncertain whether a rating downgrade could generally be avoided by raising additional capital or otherwise improving capital adequacy under the rating agency’s model.

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

See Item 1A. Risk Factors — Strategic Risks, captioned “A downgrade of the financial strength or financial enhancement ratings of any of the Company’s insurance or reinsurance subsidiaries may adversely affect its business prospects.”

Market Demand and Competition

Financial Guaranty Insurance

Assured Guaranty is the market leader in the financial guaranty industry. The Company’s position in the market benefits from its ability to maintain strong financial strength ratings, its strong claims-paying resources, its proven willingness and ability to make claim payments to policyholders after obligors have defaulted, and its ability to achieve recoveries in respect of the claims that it has paid and to resolve its troubled public finance and structured finance exposures, including RMBS.

Market demand for financial guaranty insurance in the public finance (including infrastructure) market is generally driven by the difference in yield (or the credit spread) between an insured bond and an uninsured bond. When the difference in yield (or the credit spread) between a bond insured by Assured Guaranty and an uninsured bond is narrow, as is often the case in a low interest rate environment, investors may prefer greater yield over insurance protection, and issuers may find the cost savings from insurance less compelling. In contrast, when credit spreads are wider, there is comparatively more room for issuer savings and insurance premium. However, credit spreads may be narrower in a higher interest rate environment, as occurred in late 2022, and credit spreads may widen in a low interest rate environment, as occurred after the onset of the COVID-19 pandemic as a result of market concerns about the impact of the COVID-19 pandemic on some municipal credits. In the secondary public finance (including infrastructure) market, demand for financial guaranty insurance may also be influenced by capital requirements and counterparty credit exposures. For a discussion of the economic environment, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Economic Environment.

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

The Company estimates that, of the new U.S. public finance bonds sold with insurance in 2025, the Company insured approximately 58% of the par, while BAM insured approximately 42%. The Company believes that BAM is effective in competing with it for small to medium sized U.S. public finance transactions in certain sectors, and may in the future compete for non-U.S. transactions. BAM sometimes prices its guaranties at levels that the Company does not believe produces an adequate rate of return and, therefore, the Company will not match. In addition, the Company believes that these pricing strategies may have a negative impact on the amount of premium it is able to charge for its insurance in other transactions. However, the Company believes it has competitive advantages over BAM due to: AG’s larger capital base; AG’s ability to insure larger transactions and issuances in more diverse bond sectors; BAM’s higher leverage ratios than those of AG; and AG’s strong financial strength ratings from multiple rating agencies (in the case of AG, AA+ from Kroll Bond Rating Agency (KBRA), AA from S&P and A1 from Moody’s, compared with BAM’s AA solely from S&P). Additionally, as a public company with access to both the equity and debt capital markets, Assured Guaranty may have greater flexibility to raise capital, if needed.

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

Annuity Reinsurance

The life and annuity reinsurance market is highly competitive. The Company expects to face competition from established life and annuity reinsurance companies that have significant operating histories, strong financial strength ratings and long-standing client relationships. While the Company believes that its annuity reinsurance platform provides a compelling market proposition, it may experience difficulties executing its business strategies, including market acceptance of the Assured Life Re platform and obtaining acceptable market rates of return for business opportunities. See Item 1A. Risk Factors, Strategic Risks, captioned “Competition in the Company’s industries may adversely affect its financial condition, results of operations, capital, business prospects and share price.”

Financial Guaranty Insurance Acquisitions

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

Insurance Subsidiaries

The Company conducts financial guaranty business through its financial guaranty insurance subsidiaries:
•Assured Guaranty Inc. (AG), domiciled in Maryland, and its insurance subsidiaries:
▪Assured Guaranty UK Limited (AGUK), domiciled in the U.K.;
▪Assured Guaranty (Europe) SA (AGE), domiciled in France;
•AG Re, domiciled in Bermuda, and its insurance subsidiary:
▪AGRO, domiciled in Bermuda.

The following is a description of the Company’s financial guaranty insurance subsidiaries:

•Assured Guaranty Inc. AG is located in New York and domiciled in Maryland, was incorporated in 1985 and commenced operations in 1988. It provides financial guaranty insurance and reinsurance in the U.S., U.K., European Economic Area (EEA) and certain other countries. Effective August 1, 2024, AG’s U.S. affiliate, Assured Guaranty Municipal Corp. (AGM) merged with and into AG, with AG as the surviving company. Prior to the merger, AGM was an insurance subsidiary of the Company.

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

•Assured Guaranty Re Ltd. AG Re primarily underwrites financial guaranty reinsurance of certain affiliated companies and third-party primary insurers. AG Re is incorporated under the laws of Bermuda and is registered and licensed as a Class 3B insurer under the Insurance Act 1978 and related regulations of Bermuda.

•Assured Guaranty Re Overseas Ltd. AGRO underwrites direct and assumed financial guaranty insurance, and also underwrites specialty business. AGRO is incorporated under the laws of Bermuda and is registered and licensed as a Bermuda Class 3A and Class C insurer.

The Company conducts its life and annuity reinsurance business through Assured Life Re, which was acquired by the Company on January 21, 2026. Assured Life Re is incorporated under the laws of Bermuda and is registered and licensed as a Bermuda Class E insurer.

Support of the European Insurance Subsidiaries

AG Support of AGUK

AG and AGUK have in place a co-guarantee structure pursuant to which each of AG and AGUK directly guarantees a share of certain issued obligations (Co-Guarantee Structure). Under the current Co-Guarantee Structure in effect since January 1, 2026: (i) AGUK directly guarantees 50% of the obligations issued in a particular transaction, subject to a guaranteed original principal amount limit of £100 million per transaction; (ii) AG directly guarantees 50% of the issued obligations, plus any principal amounts in excess of the foregoing AGUK limit; and (iii) AG also provides a second-to-pay guarantee for AGUK’s guaranteed portion of the obligations. For the 12-month period ending December 31, 2025, the Co-Guarantee Structure split was 15% AGUK and 85% AG. The Co-Guarantee Structure has been in place since 2011 for public finance business and since 2021 for non-public finance business.

Separate and apart from the Co-Guarantee Structure, AG provides support to AGUK through a quota share and excess of loss reinsurance agreement (Reinsurance Agreement) and a net worth maintenance agreement (Net Worth Agreement).

Under the quota share cover of the Reinsurance Agreement, AG reinsures varying proportional shares of most of the outstanding financial guaranties that AGUK wrote prior to the initial implementation of the Co-Guarantee Structure in 2011. The quota share cover of the Reinsurance Agreement also obligates AG to reinsure 85% of new business written by AGUK where the Co-Guarantee Structure cannot be utilized; currently, there is no such outstanding business at AGUK. Under the excess of loss cover of the Reinsurance Agreement, AG is obligated to pay AGUK quarterly the amount (if any) necessary to ensure that AGUK’s incurred and paid losses and loss adjustment expenses (LAE) as of the quarter end do not cause AGUK’s capital resources to fall below 110% of the greatest amount of capital that AGUK may be required to maintain as a condition to carrying on a financial guarantee business in the U.K. AG secures its quota share reinsurance obligations to AGUK under the Reinsurance Agreement by pledging collateral generally equal to 102% of the sum of AG’s assumed liabilities from AGUK.

Under the Net Worth Agreement, AG is obligated to make capital contributions to AGUK in amounts sufficient to ensure that AGUK maintains capital resources equal to 110% of the greatest amount of capital that AGUK may be required to maintain as a condition to carrying on a financial guarantee business in the U.K., subject to limitations on the amounts of individual and aggregate contributions AG can make under the agreement without approval (or non-disapproval) of the Maryland Insurance Administration (MIA). The Net Worth Agreement obligates AG to provide AGUK with support similar to that which AG also provides AGUK under the excess of loss cover of the Reinsurance Agreement, except the latter is meant to protect against erosion of AGUK’s capital resources due to insurance and/or reinsurance losses in AGUK’s insured portfolio, while the former is meant to protect against an erosion of AGUK’s capital resources for other reasons (e.g., poor investment performance or origination expenses exceeding premium). AG has never been required to make any contributions to AGUK’s capital under the current Net Worth Agreement; however, AG may elect to make, from time to time and subject to MIA approval or non-disapproval, capital contributions to AGUK not required by the Net Worth Agreement.

AG Support of AGE

AGE has in place similar reinsurance and capital support agreements as are in place with AGUK.

AG’s reinsurance agreements with AGE generally apply to all AGE policies that insure business in EEA jurisdictions. These agreements consist of: (i) a quota share reinsurance agreement pursuant to which AG provides AGE with 90% proportional reinsurance for new business written by AGE since its authorization in January 2020; (ii)     a second quota share reinsurance agreement pursuant to which AG reinsures approximately 70-100% of certain pre-2020 business transferred to AGE by AGUK; and (iii) an excess of loss reinsurance agreement, similar to the excess of loss cover of AG’s Reinsurance Agreement with AGUK, pursuant to which AG is obligated to pay AGE quarterly the amount (if any) necessary to ensure that AGE’s incurred and paid losses and LAE as of the quarter end do not cause AGE’s capital resources to fall below 110% of the greatest amount of capital that AGE may be required to maintain as a condition to carrying on a financial guarantee business in France. AG secures its quota share reinsurance obligations to AGE under the agreements described above by pledging collateral generally equal to 102% of AG’s assumed liabilities from AGE.

AG also has in place with AGE a net worth maintenance agreement that is similar to AG’s Net Worth Agreement with AGUK - i.e., the former obligates AG to ensure that AGE maintains capital resources at least equal to 110% of its greatest capital requirement for carrying on a financial guarantee business in France, subject to limitations on the amount of individual and aggregate contributions that AG can make under the agreement without MIA approval or non-disapproval. AG may elect to make, from time to time and subject to MIA approval or non-disapproval, capital contributions to AGE not required by the net worth maintenance agreement.

Other Group Support of the European Insurance Subsidiaries for Certain Legacy Business

AG Re also provides reinsurance support to the European Insurance Subsidiaries for certain legacy business that was insured prior to 2009 by AGUK. Some of this business continues to reside at AGUK, while some was transferred to AGE by AGUK. AG Re does not currently provide direct reinsurance support for new business being written by AGUK or AGE. AG Re secures its reinsurance of the legacy business by pledging collateral generally equal to 102% of its assumed liabilities from each of AGUK and AGE.

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

On July 1, 2023, Assured Guaranty contributed to Sound Point, LP most of its asset management business, other than that conducted by Assured Healthcare Partners LLC (AHP) (AssuredIM Contributed Business), as contemplated by the transaction agreement entered into with Sound Point on April 5, 2023 (Transaction Agreement). Assured Guaranty received, subject to certain potential post-closing adjustments, approximately 30% of the common interests in Sound Point, LP, and certain other interests in Sound Point. See Part II, Item 8. Financial Statements and Supplementary Data, Note 1. Business and Basis of Presentation, for additional information.

In addition, in accordance with the terms of a letter agreement (Letter Agreement), effective July 1, 2023, AG (i) engaged Sound Point as its sole alternative credit manager and (ii) transitioned to Sound Point the management of certain existing alternative investments and related commitments. The Letter Agreement also provides that AG, including through its investment subsidiary AG Asset Strategies LLC, would, subject to the terms and conditions of the Letter Agreement, make new investments in funds, other vehicles and separately managed accounts managed by Sound Point which, when aggregated with the alternative investments and commitments transitioned from the Company and any reinvestments (collectively, Sound Point Investments), and investments made by other Assured Guaranty affiliates, will total $1 billion. AG has made substantial investments with Sound Point across a variety of their strategies in order to seek to enhance its investment returns and anticipates continuing to invest with Sound Point pursuant to the terms of the Letter Agreement. The Letter Agreement contemplates a long-term investment partnership between Sound Point and Assured Guaranty, whereby AG has agreed to reinvest all returns of capital from Sound Point Investments for a period of 15 years, until July 1, 2038. Similarly, the Letter Agreement provides that AG reinvest all gains and dividends from Sound Point Investments for the first two years of Sound Point’s engagement, and reinvest half of all such gains and dividends thereafter until July 1, 2033 (the transactions contemplated under the Transaction Agreement and the Letter Agreement, the Sound Point Transaction). On July 1, 2028, AG may choose to reduce the amounts invested or required to be reinvested in certain Sound Point Investments under the Letter Agreement, subject to adjustment of Assured Guaranty’s portion of its ownership interest in Sound Point. To the extent not required to be reinvested by the Letter Agreement, all proceeds from Sound Point Investments received in accordance with their operative investment documents can be distributed to AG. See Part II, Item 8. Financial Statements and Supplementary Data, Note 7. Investments and Cash.

The Company’s ownership interest in Sound Point advances one of the Company’s key business strategies to diversify its sources of earnings into fee-based industries that leverage its core competency in credit. In addition, the Company’s alternative investments made under the Letter Agreement with Sound Point furthers the Company’s goal of diversifying and expanding the categories and types of its investments.

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

See Item 1A. Risk Factors, Strategic Risks, captioned “Competition in the Company’s industries may adversely affect its financial condition, results of operations, capital, business prospects and share price,” “Strategic transactions may not result in the benefits anticipated,” “The Company’s investments in Sound Point are subject to the risks of Sound Point’s business that may adversely affect the Company’s financial condition, results of operations, capital, business prospects and share price,” and “The Company’s interest in Sound Point is subject to the risks normally associated with a noncontrolling interest.”

Asset Management Strategies

The Company participates in the asset management business through its ownership interest in Sound Point. Sound Point, LP was founded in 2008 and has five main credit strategies: (i) CLOs and performing credit, (ii) private credit, (iii) structured credit, (iv) opportunistic credit, and (v) commercial real estate credit. Sound Point also makes co-investments across the foregoing strategies. The Company invests in certain of Sound Point, LP’s credit strategies. These strategies are implemented for clients, including the Company, through funds and customized separately managed accounts and co-investment opportunities as further described below and in Sound Point, LP’s Firm Brochure on Form ADV Part 2A filed with the SEC. Sound Point, LP’s Firm Brochure and other U.S. Securities and Exchange Commission (SEC) filings are maintained by Sound Point, LP, which remains solely responsible for their content.

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

Market Demand and Competition

Asset Management

The Company’s Asset Management segment primarily consists of its ownership interest in Sound Point, a diversified alternative asset manager with expertise in credit and more than $44 billion in assets under management (AUM) as of September 30, 2025. Sound Point’s stated primary investment objectives across its products are (i) to preserve capital in all market conditions and (ii) to generate attractive rates of return with low volatility. Sound Point manages assets on behalf of institutions, pensions, foundations, insurance companies, wealth management firms, family offices and high net worth individuals.

Sound Point operates in highly competitive markets with many other firms in every aspect of the asset management industry, including raising funds, seeking investments, and hiring and retaining professionals. Sound Point’s ability to increase and retain AUM is directly related to the performance of the assets it manages as measured against market averages and the performance of its competitors. Some of Sound Point’s competitors may be much larger, enjoy a lower cost of funds and access to funding and other resources that are not available to Sound Point. In addition, some of Sound Point’s competitors may have higher risk tolerances or different risk assessments that depart from Sound Point’s stated investment objectives, which could allow them to consider a wider variety of investments that Sound Point may not be willing to match.

Investments

The Company invests primarily in investment-grade fixed-maturity securities and short-term investments, as well as various alternative investments. Income from the Company’s investments is one of the primary sources of cash flow supporting its ability to make claim payments and bear other operational costs, as well as its capital management objectives. The Company’s principal objectives in managing its investment portfolio are to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio; to maximize after tax book income; to manage investment risk within the context of the underlying portfolio of insurance risk; and to preserve the highest possible ratings for each Assured Guaranty subsidiary.

If the Company’s calculations with respect to its insurance subsidiaries’ liabilities are incorrect or other unanticipated payment obligations arise, or if the Company improperly structures its investments to meet these and other corporate liabilities, it could have unexpected losses, including losses resulting from forced liquidation of investments. The investment policies of the Company’s insurance subsidiaries are subject to insurance law requirements, and may change depending upon regulatory, economic, rating agency and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of Assured Guaranty. The performance of invested assets is subject to the ability of the Company and its investment managers to select and manage appropriate investments.

As of December 31, 2025, the investment portfolio had a carrying value of $8.5 billion and consisted primarily of the following:

Fixed-maturity securities and short-term investments: As of December 31, 2025, $7.4 billion or 87% of the investment portfolio consisted of fixed-maturity securities and short-term investments. As of December 31, 2025, the majority (67%, or $5.7 billion) of the fixed-maturity securities and short-term investments was managed by Goldman Sachs Asset Management, L.P., Wellington Management Company, LLP, and MacKay Shields LLC. Each of these investment managers has discretionary authority over the portion of the investment portfolio it manages, within the limits of the investment guidelines approved by the Company’s Board of Directors (the Board or AGL’s Board). Each manager is compensated based upon a fixed percentage of the market value of the portion of the portfolio being managed by such manager. During 2025, Wellington Management Company LLP owned or managed funds that own more than 5% of AGL’s common shares. The available-for-sale fixed-maturity securities in the investment portfolio primarily consist of investment-grade obligations of state and political subdivisions, U.S. government and agencies, corporate securities, mortgage-backed and other asset-backed securities.

In addition, as of December 31, 2025, $228 million of the available-for-sale fixed-maturity securities were CLO equity tranches, $168 million were bonds issued by a U.K. regulated utility to which the Company has insured exposure, and $140 million (based on fair value) were securities insured by the Company with expected losses that it subsequently purchased in order to mitigate the economic effect of such insured expected losses (Loss Mitigation Securities). The Company considers CLO equity tranches to be a component of its alternative investment strategy.

The Company also had $114 million (based on fair value) of Contingent Value Instruments (CVIs), obtained as part of the resolution of the Company’s exposure to insured Puerto Rico credits experiencing payment default other than the Puerto Rico Electric Power Authority (PREPA), all of which were classified as trading securities. See Part II, Item 8. Financial Statements and Supplementary Data, Note 7. Investments and Cash.

Other invested assets and consolidated investment vehicles (CIVs): As of December 31, 2025, the carrying value of the Company’s ownership interest in Sound Point was $415 million and is reported in “other invested assets” on the consolidated balance sheets.

The Company also has alternative investments in a variety of investment strategies and asset classes offered by Sound Point as described above in “ — Asset Management Strategies,” as well as alternative investments managed by AHP and other parties. As of December 31, 2025, the Company’s other invested assets primarily consisted of funds focused on private healthcare investing, asset-based/specialty finance, CLOs and commercial real estate finance. As of December 31, 2025, one

Sound Point managed fund was consolidated and classified as a CIV. The Company’s interest in that CIV based on net-asset-value was $57 million.

See Part II, Item 8. Financial Statements and Supplementary Data, Note 8. Variable Interest Entities, for information on the CIVs.

Risk Management

Organizational Structure

The Board oversees the risk management process. The Board employs an enterprise-wide approach to risk management that supports the Company’s business plans within an acceptable level of risk. Risk assessment and risk management encompass not only understanding the risks the Company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The Board annually approves the Company’s business plan, taking risk management into account. It also approves the Company’s risk appetite statement, which articulates the Company’s tolerance for risk and describes the general types of risk that the Company accepts or attempts to avoid. The involvement of the Board in setting the Company’s business strategy is a key part of its assessment of management’s risk tolerance and a determinant of what constitutes an appropriate level of risk for the Company.

While the Board has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk assessment and risk management. The Risk Oversight Committee of the Board oversees the standards, controls, limits, underwriting guidelines and policies that the Company establishes and implements in respect of credit underwriting and risk management. It focuses on management of credit risks as well as other risks, including, but not limited to, market, financial, legal, operational risks (including information technology, cybersecurity and data privacy risks), and risks relating to the Company's reputation and ethical standards. In addition, the Audit Committee of the Board is responsible for, among other matters, reviewing policies and processes related to risk assessment and risk management, including the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, in coordination with the Risk Oversight Committee. It also oversees information technology, cybersecurity and data privacy as related to financial systems and controls, and reviews compliance with related legal and regulatory requirements. The Compensation Committee of the Board reviews risks to the Company arising from its compensation program. The Finance Committee of the Board oversees the Company’s investment portfolio (including alternative investments) and the Company’s capital structure, liquidity, financing arrangements, rating agency matters, and any corporate development activities in support of the Company’s financial plan. The Nominating and Governance Committee of the Board oversees risk at the Company by developing appropriate corporate governance guidelines, identifying qualified individuals to become Board members and, in coordination with the Compensation Committee, making plans for senior management succession. The Environmental and Social Responsibility Committee oversees the Company’s risk and opportunities related to environmental issues, such as climate-related financial risk, as well as aspects of human capital management, including its strategies, policies and initiatives.

The board of directors of each of the Company’s insurance subsidiaries has overall responsibility for the system of governance, oversight of the business and affairs and establishment of the key strategic direction and key financial objectives, including risk management, of its respective company.

The Company has established several management committees to develop enterprise level risk management guidelines, and policies and procedures for the Company’s insurance subsidiaries that are tailored to their respective businesses, providing multiple levels of review, analysis and control.

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

•Risk Management—Each financial guaranty insurance subsidiary has a committee responsible for conducting an in-depth review of the insured portfolios of the relevant subsidiary, focusing on varying portions of the portfolio at each meeting. These committees review and may revise internal ratings assigned to the insured transactions and review sector reports, monthly product line surveillance reports and compliance reports, and are responsible for assisting in the management of risk and oversight of their respective company’s risk management framework and processes. This includes monitoring their respective company’s compliance with risk strategy, risk appetite, risk limits, as well as overseeing and challenging their respective company’s risk management and compliance functions. In carrying out its responsibilities, each of the risk management committees considers numerous factors that could impact their insured portfolios, including macroeconomic factors, long term trends and climate-related financial risk.

•Workout Committee—This committee receives reports from surveillance and workout personnel on transactions insured by the Company that might benefit from active loss mitigation or risk reduction and approves loss mitigation or risk reduction strategies for such transactions.

•Reserve Committees—Each financial guaranty insurance subsidiary has a committee responsible for oversight of reserves for insured obligations. The reserve committees review the reserve methodology and assumptions for each major asset class or significant below-investment-grade (BIG) transaction, as well as the loss projection scenarios used and the probability weights assigned to those scenarios. The reserve committees establish reserves for their respective insurance subsidiaries, taking into consideration supporting information provided by surveillance and portfolio analytics personnel, and are responsible for approving changes to assumptions that have a significant impact on expected losses.

•Assumptions Committees—The financial guaranty insurance subsidiaries have committees responsible for setting the assumptions, other than assumptions related to BIG exposures that use transaction-specific models within the scope of the reserve committees, used to calculate the Company’s probability of default and loss in various portfolio loss scenario and economic capital models. When setting these assumptions, each committee considers relevant historical internal and external experience and any potential changes to market conditions that could affect these parameters going forward.

In addition, management and the boards of the Company’s subsidiaries evaluate alternative investments prior to committing any funds to such investments. In the case of AG, the board has delegated the approval of alternative investments to an investment committee consisting of directors who are the insurer’s Chief Investment Officer, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer; the activities of the investment committee are further reviewed by the insurer’s full board of directors. See “Asset Management and Alternative Investments” below.

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

The internal audit function (Internal Audit) provides independent assurance around effective risk management design and control execution. On a quarterly basis, or more frequently when required, Internal Audit reports its findings directly to the Audit Committee of the AGL Board and informs the Chief Executive Officer and other senior management of any material issues identified during their audits.

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

Workouts

The Company has personnel drawn from its surveillance, risk management, legal and other functions who are responsible for managing workout, loss mitigation and risk reduction situations. They work to develop and implement strategies on transactions that are experiencing loss or could possibly experience loss. They, along with the workout committee, develop strategies designed to enhance the ability of the Company to enforce its contractual rights and remedies and mitigate potential losses. They also engage in negotiation discussions with transaction participants and, when necessary, manage (along with legal personnel) the Company’s litigation proceedings. They may also recommend and facilitate open market or negotiated purchases of securities that the Company has insured, negotiate or otherwise implement consensual terminations of insurance coverage prior to contractual maturity, or engage in other loss mitigation strategies. In addition, the Company’s surveillance personnel work with servicers of RMBS transactions to enhance their performance.

Asset Management and Alternative Investments

The Company’s investment management personnel and other risk personnel (together, the Investment Team) monitor the Company's ownership interest in Sound Point, and investments in Sound Point funds and other alternative investments. Investment Team personnel are responsible for the evaluation and due diligence processes for proposed new investments, and submit recommended investment actions to management, the boards of directors of the insurance subsidiaries, or AG’s investment committee in accordance with the Company's investment guidelines and procedures. Investment team members monitor existing investments and provide periodic reporting at least quarterly to senior management, AGL’s Board and the Board's Risk Oversight and Finance Committees.

Data Protection

The Company is subject to local, state, and national laws and regulations in the U.S., U.K., the European Union (EU), the other EEA countries that comply with data protection laws in the EU, and other non-U.S. jurisdictions that require financial institutions and other businesses to protect personal and other sensitive information and provide notice of their privacy and security practices relating to the collection, disclosure and other processing of personal information. The Company is also subject to local, state, and national laws and regulations in various jurisdictions in which it does business that require notification to affected individuals and regulators regarding data security breaches. To address these requirements, the Company has established and implemented policies and procedures that are intended to protect the privacy and security of personal information that comes into the Company’s possession or control, and to comply with applicable laws and regulations. Company policies and procedures include, but are not limited to, specific technical, administrative, and physical safeguards for personal information, periodic risk assessments on privacy and security measures, monitoring and testing, an incident response plan that requires Company personnel to promptly report suspected and actual data breach incidents to designated management representatives, an enterprise-wide data governance program, and regularly maintained records that demonstrate the Company’s accountability for compliance with the core privacy principles relating to the processing of personal information and applicable data protection laws. The Company has imposed similar requirements, as applicable, on third parties with whom it shares personal information including through a rigorous vendor selection and management process. The Company engages its personnel and strives to enhance data privacy and security awareness through Company training, which is mandatory for all employees globally on an annual basis. See Item 1C. Cybersecurity.

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

The Company’s assessment of how climate risks may impact a prospective obligor’s ability to pay debt service is informed by its extensive experience in municipal finance coupled with proprietary analytics and third-party data and insights. To improve the Company’s understanding of changing climate conditions and to develop the analytical tools needed to measure and manage the related financial risks, the Company has been investing in both talent and technology. The Company’s risk management function, which includes climate science expertise, continues to develop and expand analytical capabilities to evaluate climate risk and assess any potential negative impacts on the proposed obligor’s ability to pay debt service.

The Company is also exposed indirectly to climate trends and extreme weather events that might impair the performance of securities in its investment portfolio, which consists predominantly of fixed-maturity securities. Nevertheless, environmental issues, including regulatory changes, changes in supply or demand characteristics of fuels, and extreme weather events, may impact the value of certain securities. The investment guidelines incorporate material environmental factors into the investment analysis to enhance the quality of investment decisions. On an annual basis, the Company requests and reviews reports from its primary investment managers on any material non-financial risks (including vulnerability to climate risks or exposure to extreme weather events) that may adversely impact returns.

The Company believes that the physical effects of evolving climate risks on the Company’s business operations are not likely to be material and the Company does not anticipate capital expenditures for climate related projects.

Regulatory Reporting. As the global community continues to address and mitigate the effects of changing climatic conditions, regulators across jurisdictions have imposed requirements or issued guidance regarding climate risk management and related reporting. Several of the Company’s subsidiaries are subject to regulatory reporting with respect to managing and disclosing the impact of changing climate conditions and the related financial risks. The Company continues to monitor regulatory developments and meet requirements applicable to its subsidiaries. To date, the costs associated with complying with regulatory reporting obligations have not had a material impact on the Company’s business, financial condition, and results of operations.

Governance. The Environmental and Social Responsibility Committee and the Risk Oversight Committee of AGL’s Board provide oversight of the Company's approach to addressing climate-related risk in accordance with their respective charters. The Environmental and Social Responsibility Committee reviews updates on the consideration of environmental risks in the Company’s insurance risk management and its investment portfolio, as well as legislative and regulatory developments of significance to the Company’s environmental initiatives and related oversight. The Risk Oversight Committee reviews the establishment and implementation of enterprise risk management policies and practices.

The Company also has an environmental risk working group composed of senior members of the Company’s credit, underwriting, surveillance, and risk management departments to review the impact of environmental risk on the Company, including the development of objective risk measures, metrics and methodologies needed to evaluate the financial impact of evolving climate conditions and extreme weather events on obligors in its insured portfolio on both aggregate and individual risk levels.

Regulation

Overview

The Company is a public company subject to SEC rules and regulations. It is also subject to insurance-related statutes, regulations and supervision by the U.S. states and territories and the non-U.S. jurisdictions in which it does business; the degree and type of regulation varies from one jurisdiction to another. In addition, from July 1, 2023, following the Sound Point Transaction, the Company participates in the asset management business through its ownership interest in Sound Point, which is an investment adviser registered with the SEC that is subject to asset management-related statutes and regulations. The Company expects that the statutes and regulations applicable to the Company and to Sound Point will continue to evolve for the foreseeable future.

United States Regulation

Insurance and Financial Services Regulation

AGL has one insurance subsidiary domiciled in the U.S.; AG is a Maryland domiciled insurance company licensed to write financial guaranty insurance and reinsurance in 50 U.S. states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands.

Insurance Holding Company Regulation

AG is subject to the insurance holding company laws of Maryland, its domiciliary jurisdiction, as well as other jurisdictions where it is licensed to do insurance business. These laws generally require AG to register with the MIA and annually to furnish financial and other information about the operations of companies within its holding company system. Generally, all transactions between AG, on the one hand, and any companies in the holding company system, on the other, including sales, loans, reinsurance and service agreements, must be fair, reasonable and equitable, and, if material or of a specified category, such as reinsurance or service agreements, require prior notice to and approval or non-disapproval by the MIA.

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

State Dividend Limitations

Maryland.  One of the primary sources of cash for the payment of debt service by Assured Guaranty Municipal Holdings Inc. (AGMH) and Assured Guaranty US Holdings Inc. (AGUS) and for repurchases of shares and dividends by AGL is the receipt of dividends from AG. Under Maryland’s insurance law, AG may pay any dividend or other distribution in an amount that, together with any other dividends or distributions paid in the prior 12 months, does not exceed the lesser of (i) 10% of its policyholders’ surplus (as of the prior December 31); or (ii) 100% of its adjusted net investment income; provided, that, AG notifies the Maryland Commissioner of the proposed payment within five business days following declaration and at least ten days before payment. The Maryland Commissioner may declare that such dividend or distribution not be paid if it finds that AG’s policyholders’ surplus would be inadequate after payment or if payment could lead AG to a hazardous financial condition. “Adjusted net investment income” means the sum of (x) AG’s net investment income during the 12-month period ending December 31 of the preceding year (excluding realized capital gains and pro rata distributions of its own securities), and (y) AG’s net investment income (excluding realized capital gains) from the three calendar years prior to the preceding calendar year that has not already been paid out as dividends. A dividend or distribution to a shareholder of AG in excess of the foregoing limitation would constitute an “extraordinary dividend” or “extraordinary distribution,” which must be paid out of AG’s “earned surplus” and reported to, and approved by, the MIA prior to payment. "Earned surplus" is that portion of AG’s surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to its shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized capital gains and appreciation of assets. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Insurance Subsidiaries, for the maximum amount of dividends or other distributions that can be paid without regulatory approval, recent dividend and distribution history and other recent capital movements.

Contingency Reserves

AG is required by Maryland insurance law and regulations to establish a contingency reserve, as reported on its statutory financial statements, to protect policyholders. Maryland insurance laws and regulations determine the calculation of the contingency reserve and the period of time over which it must be established and, subsequently, can be released.

Releases from an insurer’s contingency reserve may be permitted under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer's outstanding insured obligations.

From time to time, AG has obtained the approval of the Maryland Commissioner to release contingency reserves based on losses or because the accumulated reserve is deemed excessive in relation to the insurer’s outstanding insured obligations.

Maryland insurance laws and regulations require regular, quarterly contributions to contingency reserves, but such laws and regulations permit the discontinuation of such quarterly contributions to an insurer's contingency reserves when the insurer’s aggregate contingency reserves for a particular line of business (i.e., municipal or non-municipal) exceed the sum of the insurer’s outstanding principal for each specified category of obligations within the particular line of business multiplied by the specified contingency reserve factor for each such category. In accordance with such laws and regulations, and with the approval of the MIA, AG ceased making quarterly contributions to its contingency reserves for both municipal and non-municipal business beginning in the fourth quarter of 2014, but resumed its quarterly contributions to its contingency reserves for municipal business in the third quarter of 2024 due to the merger on August 1, 2024 of AGM with and into AG, with AG surviving. The ongoing cessation of quarterly contributions to AG’s contingency reserves for non-municipal business is expected to continue for as long as AG satisfies the foregoing condition for such line of business.

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

The Code of Maryland Regulations also establishes an aggregate risk limit on the basis of the aggregate net liability insured by a financial guaranty insurer as compared with its statutory capital. “Aggregate net liability” is defined for this purpose (and the additional limits discussed below) as the outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under this limit, an insurer’s combined policyholders’ surplus and contingency reserves must not be less than the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.3333% for certain municipal obligations to 4.0% for certain non-investment-grade obligations.

Other Limits Applicable to Financial Guaranty Insurers

The Code of Maryland Regulations, as well as the laws of other states where AG is licensed that specifically regulate financial guaranty insurance, limits a financial guaranty insurer’s aggregate net liability to municipal (and related) obligations that lack (i) an underlying investment grade rating or an investment grade designation from at least one NRSRO acceptable to the state’s insurance commissioner or superintendent (Investment Grade) or (ii) an underlying investment grade determination from the Securities Valuation Office of the National Association of Insurance Commissioners (BIG/Non-Rated Exposure). Under the Code of Maryland Regulations, the BIG/Non-Rated Exposure limitation for an AA-rated insurer such as AG is 15% of the insurer’s aggregate net liability to all municipal (and related) obligations. In other states the BIG/Non-Rated Exposure limitation is 5% of the insurer’s aggregate net liability to all municipal (and related) obligations regardless of the insurer’s rating.

The Code of Maryland Regulations and the laws of other states regulating financial guaranty insurance also generally prohibit financial guaranty insurers from insuring obligations not denominated in U.S. dollars unless the insured currency is (a) that of an Organization for Economic Co-operation and Development country or other country whose sovereign rating is Investment Grade or (b) not disapproved by the state’s insurance commissioner or superintendent. In addition, the Code of Maryland Regulations and other applicable laws limit the insurer’s aggregate net liability to such permitted non-U.S. dollar obligations to 25% of the insurer’s aggregate net liability to all obligations (the FX Percentage).

The Maryland Commissioner and the state insurance commissioners or superintendents of the other states specifically regulating financial guaranty insurance generally have broad discretion to order a financial guaranty insurer to cease new business originations if the insurer fails to comply with single or aggregate risk limits or exceeds the BIG/Non-Rated Exposure limitation or FX Percentage, but, based on the Company’s experience, are likely to show a willingness to work with AG for isolated or temporary instances of non-compliance.

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

In January 2026, the Insurance Amendment (No. 2) Act 2025 became operative, which provided for certain amendments to Bermuda’s Insurance Act 1978 impacting Bermuda’s insurance group supervision framework (Insurance Act Amendment). The Insurance Act Amendment, among other things, imposes a mandatory requirement for the Bermuda Monetary Authority (BMA) to assume the role of group supervisor for Bermuda insurance groups meeting certain criteria, including groups with an ultimate parent entity incorporated or registered in Bermuda, such as Assured Guaranty. The Insurance Act Amendment contemplates a transition period of one year. Accordingly, Assured Guaranty expects that, after receipt of formal notice from the BMA confirming its role of group supervisor and completion of the transition period, the BMA will assume the role of its group supervisor, at which time Assured Guaranty will become subject to applicable group capital, reporting and governance requirements under Bermuda law.

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

In addition to these licensing, disclosure and asset transfer requirements, the Company’s non-U.S. operations are also regulated in various jurisdictions with respect to, among other matters, policy language and terms, amount and type of reserves, amount and type of capital to be held, amount and type of local investment, local tax requirements, and restrictions on changes in control. AGL, as a Bermuda-domiciled holding company, is also subject to shareholding restrictions. Such shareholding restrictions of AGL and restrictions on changes in control of our non-U.S. operations may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AGL, including through transactions, and, in particular, unsolicited transactions, that some or all of its shareholders might consider to be desirable. See Item 1A. Risk Factors — Risks Related to Applicable Law, Litigation and GAAP, captioned “Applicable insurance laws may make it difficult to effect a change of control of AGL.”

Bermuda

The Bermuda Monetary Authority (the Authority) regulates the Company’s operating insurance and reinsurance subsidiaries in Bermuda. AG Re, AGRO, and Assured Life Re are each an insurance company currently registered and licensed under the Insurance Act 1978 of Bermuda, amendments thereto and related regulations (collectively, the Insurance Act). AG Re is registered and licensed as a Class 3B insurer and is authorized to carry on general insurance business (as understood under the Insurance Act), subject to any conditions attached to its license and to compliance with the requirements imposed by the Insurance Act.

AGRO is registered and licensed as both a Class 3A insurer and a Class C long-term (life) insurer, and therefore carries on both general and long-term (life) business (as understood under the Insurance Act), subject to any conditions attached to its license. In particular, AGRO must keep its accounts in respect of its general business and its long-term (life) business separate in respect of any other business. AGRO is required to maintain both a general business fund and a long-term (life) business fund (as defined in the Insurance Act).

Assured Life Re is registered and licensed as a Bermuda Class E long-term (life) insurer, which is the license class for long-term (life) insurers with total assets of more than $500 million.

Bermuda Insurance Regulation

The Insurance Act, as enforced by the Authority, imposes on AG Re, AGRO, and Assured Life Re a variety of requirements and restrictions, including the filing of annual U.S. GAAP financial statements and audited statutory financial statements; compliance with minimum enhanced capital requirements; compliance with the Authority’s Insurance Code of Conduct; compliance with the Authority’s Insurance Sector Operational Cyber Risk Management Code of Conduct; compliance with minimum solvency and liquidity standards; restrictions on the declaration and payment of dividends and distributions; preparation and publication of an annual Financial Condition Report providing details on measures governing the business operations, corporate governance framework, solvency and financial performance of the insurer and reinsurer; restrictions on changes in control of regulated insurers and reinsurers; restrictions on the reduction of statutory capital; and the need to have a principal representative and a principal office (as understood under the Insurance Act) in Bermuda. The Insurance Act grants to the Authority the power to cancel insurance licenses, supervise, investigate and intervene in the affairs of insurance and reinsurance companies and in certain circumstances share information with foreign regulators.

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

Minimum Solvency Margin and Enhanced Capital Requirements

Under the Insurance Act, AG Re, AGRO, and Assured Life Re must each ensure that the value of its general business statutory assets exceeds the amount of its general business statutory liabilities by an amount greater than a prescribed minimum solvency margin and each company’s applicable enhanced capital requirement, which is established by reference to either its Bermuda Solvency Capital Requirement (BSCR) model or an approved internal capital model. The BSCR model is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory economic capital and surplus) by establishing capital requirements for ten categories of risk in the insurer’s business: fixed income investment risk, equity investment risk, interest rate/liquidity risk, currency risk, concentration risk, premium risk, reserve risk, credit risk, catastrophe risk and operational risk.

Restrictions on Dividends and Distributions

The Insurance Act limits the declaration and payment of dividends by AG Re, AGRO, and Assured Life Re, including by prohibiting each company from declaring or paying any dividends during any financial year if it is in breach of its prescribed minimum solvency margin, minimum liquidity ratio or enhanced capital requirement, or if the declaration or payment of such dividends would cause such a breach. Dividends cannot exceed an insurer’s current outstanding statutory surplus. In accordance with the Insurance Act, AG Re, AGRO, and Assured Life Re may declare or pay in any financial year dividends of up to 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) without seeking prior approval from the Authority. AG Re, AGRO, and Assured Life Re are prohibited from making dividend declarations or payments in excess of this 25% threshold in any financial year without certification to the Authority that the company will continue to meet its relevant margins. The Insurance Act also prohibits AGRO and Assured Life Re, as Class C and Class E licensed long-term (life) insurers, respectively, from declaring or paying any dividends to any person other than a policyholder unless its approved actuary certifies that the proposed amount of the dividend would not exceed the excess of funds available to satisfy its long-term (life) business obligations. Further, AG Re, AGRO, and Assured Life Re are permitted to make capital distributions of up to 15% of its prior year statutory capital (as shown in its previous financial year statutory balance sheet). AG Re, AGRO, and Assured Life Re must obtain the Authority’s prior approval before making capital distributions in excess of the 15% threshold. See “Minimum Solvency Margin and Enhanced Capital Requirements” above and “Minimum Liquidity Ratio” below.

The Companies Act 1981 of Bermuda (Companies Act) also limits the declaration and payment of dividends and other distributions by Bermuda companies such as AGL and its Bermuda subsidiaries, which, in addition to AG Re, AGRO, and Assured Life Re, also include Cedar Personnel Ltd. (collectively, the Bermuda Subsidiaries). Such companies may only declare and pay a dividend or make a distribution out of contributed surplus (as understood under the Companies Act) if there are reasonable grounds for believing that the company is, and after the payment will be, able to meet and pay its liabilities as they become due and the realizable value of the company’s assets will not be less than its liabilities.

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

Personal Information Protection Act 2016

The Personal Information Protection Act 2016 (PIPA) is the principal Bermuda legislation regulating the right to personal informational privacy. In December 2016, PIPA sections relating generally to the establishment, staffing, funding, and general powers of the Privacy Commissioner came into force and in January 2020 a Privacy Commissioner was appointed. On January 1, 2025, PIPA was fully implemented. PIPA applies to every organization (which includes any individual, entity or public authority) that uses personal information in Bermuda where that personal information is used by automated or other means which form, or are intended to form, part of a structured filing system. For the purposes of PIPA, “personal information” means any information about an identified or identifiable individual (meaning a natural person), and “use” or “using” are very broadly defined and effectively include possessing or carrying out any operation on personal information. AGL and its Bermuda subsidiaries are subject to PIPA requirements. As such, to the extent that AGL or the Bermuda Subsidiaries use individuals’ personal information in Bermuda, such entity will need to comply with the applicable sections of PIPA.

Beneficial Ownership

The Beneficial Ownership Act 2025 (BO Act) came into force on November 3, 2025 requiring certain legal persons in Bermuda to identify beneficial owners and maintain a beneficial ownership register. For so long as AGL’s shares are listed on an “appointed stock exchange” (which includes the New York Stock Exchange), AGL and its Bermuda Subsidiaries are exempted from the requirements of the BO Act, save for the requirement to confirm such exempted status with the Registrar of Companies in Bermuda and file with the Registrar of Companies in Bermuda proof of that exemption including the name and jurisdiction of the relevant stock exchange.

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

Other U.K. Regulatory Requirements

In 2010, it was agreed between AGUK’s management and its then regulator, the Financial Services Authority (now the PRA), that new business written by AGUK would be guaranteed using a co-guarantee structure pursuant to which AGUK would co-guarantee municipal and infrastructure transactions with AGM and structured finance transactions with AG. As a result of the merger on August 1, 2024 of AGM with and into AG, with AG surviving, the co-guarantor for both types of transactions is now AG. AGUK’s financial guaranty for each transaction covers a proportionate share of the total exposure, and AG guarantees the remaining exposure under the transaction. Under the current co-guarantee structure effective January 1, 2026 (i) AGUK directly guarantees 50% of the obligations issued in a particular transaction, subject to a guaranteed original principal amount limit of £100 million per transaction; (ii) AG directly guarantees 50% of the issued obligations, plus any principal amounts in excess of the foregoing AGUK limit; and (iii) AG also provides a second-to-pay guarantee for AGUK’s guaranteed portion of the obligations. For the 12-month period ending December 31, 2025, the co-guarantee structure split was 15% AGUK and 85% AG. See “—Insurance—Support of the European Insurance Subsidiaries.”

    Solvency UK and Solvency Requirements

Solvency II took effect from January 1, 2016 in the U.K. and remained in effect as part of the U.K.’s retained EU law after the withdrawal of the U.K. from the EU. See “Solvency II and Solvency Requirements,” below. On December 31, 2024, as part of Brexit reform, the U.K. government revoked Solvency II in the U.K. and the prudential regime provisions for insurers were moved and assimilated into the PRA’s Rulebook and policy material (Solvency UK). Solvency UK provides rules on capital adequacy, governance and risk management and regulatory reporting and public disclosure. Under Solvency UK, AGUK is subject to certain limits and requirements, including the maintenance of a minimum solvency capital requirement (which depends on the type and amount of insurance business a company writes and the other risks to which it is exposed) and the establishment of technical provisions, which include projected losses and premium earnings. Failure to maintain capital at least equal to the capital requirements under Solvency UK is one of the grounds on which the wide powers of intervention conferred upon the PRA may be exercised. AGUK calculates its solvency capital requirements using the Standard Formula under Solvency UK which establishes capital requirements for underwriting risk, market risk, counterparty default risk and operational risk.

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

Human Capital Management

The Company recognizes that its workforce, as a key driver of long-term performance, is among its most valued assets. Accordingly, the Company’s principal human capital management objectives are to attract, hire, retain, develop, and support the highest quality employees, including talented and experienced business leaders who drive its corporate strategies and build long-term shareholder value. To promote these objectives, the Company’s human capital management programs are designed to reward and support employees with competitive compensation and benefit packages in each of its locations around the globe, and with professional development opportunities to cultivate talented employees and prepare them for critical roles and future leadership positions.

As of December 31, 2025, the Company employed 367 people worldwide. Other than in the EEA, none of the Company’s employees are subject to collective bargaining agreements. The Company believes its employee relations are satisfactory.

Talent Development and Retention

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

Mentoring. The Company believes its culture is collegial, collaborative and conducive to informal mentorship, knowledge sharing, and the development of role-related skills. In addition, all employees have access to a formal one-on-one mentoring program as well as mentoring circles which provide additional learning resources, facilitate the onboarding of new recruits and reinforce connectedness.

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

Employee-led Initiatives. The Company supports several employee-led initiatives that enable employees to influence and enhance the employee experience. Employee-led initiatives also provide additional opportunities for employees to develop and demonstrate their leadership and organizational skills, engage with colleagues across departments and offices, and champion programs and causes they value. Assured Guaranty has five employee resource groups (ERGs), selected based on employee feedback. Membership in the ERGs is voluntary and open to all employees, regardless of whether they identify with the group’s focus, and all of our ERGs include members who do not share those characteristics. The ERGs prepare strategic plans that incorporate the Company’s business objectives into their programming. The Company also has two employee-led committees: one committee that directs its philanthropic efforts by selecting charitable organizations with which to partner and by sourcing community volunteer activities, and a second committee that works to promote an inclusive culture in support of the Company’s commitment to anti-discrimination and equal opportunity in the workplace.

Employee Engagement; Feedback. The Company utilizes employee engagement surveys, conducted by a third-party provider to foster confidentiality, to gauge the effectiveness of its efforts to enhance the employee experience and to gain insight into employee perceptions about various aspects of the work environment.

Governance. The Board’s Environmental and Social Responsibility Committee and Compensation Committee, pursuant to their respective charters, provide oversight of the Company’s human capital management strategies, policies, and initiatives. The Environmental and Social Responsibility Committee is periodically updated on employee engagement, learning and development programs, culture and workplace safety. The Compensation Committee, which is advised by an independent compensation consultant, is responsible for the oversight of management development and evaluation of succession planning for senior management, and a review of the Company’s compensation programs and practices, including senior management compensation benchmarked against a comparison group.

Tax Matters

United States Tax Reform

The Tax Cuts and Jobs Act of 2017 (the TCJA) lowered the corporate U.S. tax rate to 21%, eliminated the alternative minimum tax, limited the deductibility of interest expense and required a one-time tax on a deemed repatriation of untaxed earnings of non-U.S. subsidiaries. In the context of the taxation of U.S. property/casualty insurance companies such as the Company, the TCJA also modifies the loss reserve discounting rules and the proration rules that apply to reduce reserve deductions to reflect the lower corporate income tax rate. In addition, the TCJA included certain provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. connections and U.S. persons investing in such companies. For example, the TCJA includes a base erosion and anti-abuse tax that could make affiliate reinsurance between U.S. and non-U.S. members of the Company’s group economically unfeasible. In addition, the TCJA introduced a current tax on global intangible low-taxed income that may result in an increase in U.S. corporate income tax imposed on the Company’s U.S. group members with respect to earnings of their non-U.S. subsidiaries. As discussed in more detail below, the TCJA also revised the rules applicable to passive foreign investment companies (PFICs) and controlled foreign corporations (CFCs). On July 4, 2025, the U.S. Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (OBBBA). The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the TCJA, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact on its consolidated financial statements, but does not expect it to have a material impact. Further, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on the Company. Additionally, tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC or a PFIC or has related person insurance income (RPII) are subject to change, possibly on a retroactive basis. The U.S. Department of the Treasury issued final and proposed regulations intended to clarify the application of the insurance income exception to the classification of a non-U.S. insurer as a PFIC and provide guidance on a range of issues relating to PFICs, and issued proposed regulations that would expand the scope of the RPII rules. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. The Company cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect. See Part II, Item 8. Financial Statements and Supplementary Data, Note 13. Income Taxes.

Taxation of AGL and Subsidiaries

Bermuda

On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (the CIT Act), which imposes a corporate income tax at the rate of 15% to in-scope entities for accounting periods starting on or after January

1, 2025. Entities subject to tax under the CIT Act are the Bermuda tax resident entities of multinational groups that have annual revenues of €750 million or greater for at least two of the last four fiscal years.

However, a Bermuda tax resident’s entity’s liability under the CIT Act is subject to the application of any foreign tax credits (FTC) that may arise if the entity’s income is taxed in a jurisdiction outside Bermuda. The CIT Act also contains a number of adjustments to an entity’s net income for tax purposes, including transitional adjustments such as the economic transition adjustment (ETA) which, broadly, permits certain deferred tax assets to be utilized against future liabilities as a result of a step-up in the tax basis of certain assets and liabilities as of September 30, 2023 for those entities that are (or will be) subject to the CIT Act but were Bermuda tax resident as of the step-up date. Under the CIT Act of Bermuda, any liability for the tax will apply regardless of any assurances previously provided under the Exempted Undertakings Tax Protection Act 1966 of Bermuda.

United States

AGL has conducted and intends to continue to conduct substantially all of its operations outside the U.S. and to limit the U.S. contacts of AGL and its non-U.S. subsidiaries (except for its non-U.S. subsidiaries that elect to be taxed as a U.S. corporation) so that they should not be engaged in a trade or business in the U.S. A non-U.S. corporation, such as AG Re, that is deemed to be engaged in a trade or business in the U.S. would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income which is treated as effectively connected with the conduct of that trade or business, unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a non-U.S. corporation would generally be entitled to deductions and credits only if it timely files a U.S. federal income tax return. AGL, AG Re and certain of the other non-U.S. subsidiaries have filed and will continue to file protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that they are subject to U.S. federal income tax. The highest marginal federal income tax rates currently are 21% for a corporation’s effectively connected income and 30% for the “branch profits” tax.

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

The Company is currently evaluating the U.S. federal tax purpose of Assured Life Re.

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

The U.K. enacted legislation in July 2023 and February 2024, and HMRC published guidance in respect of such legislation, which, broadly, implements the Organization for Economic Co-operation and Development (OECD) Model Rules for Pillar Two into U.K. domestic legislation for accounting periods starting on or after December 31, 2023. Pillar Two comprises rules granting jurisdictions additional taxing rights where other relevant jurisdictions have either not taxed relevant profits or those profits have been subject to a rate of tax below 15%. The rules apply to multinational groups with consolidated group revenue of €750 million or more in at least two out of the preceding four fiscal years. Through a series of complex interlocking rules, the intended effect is that low or no taxed profits would be subject to tax at an overall rate of at least 15%. See Item 1A. Risk Factors — Risks Related to Taxation captioned “AGL may become, and AG Re and AGRO are, subject to taxes in Bermuda, which may adversely affect the Company’s future results of operations and an investment in the Company” and “Assured Guaranty’s financial results may be affected by measures taken in response to the OECD BEPS project.”

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
•The impact of narrow credit spreads on the demand for financial guaranty insurance and annuity reinsurance.
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
•Experience making pricing assumptions for life and annuity reinsurance products relating to longevity, mortality, policy lapses, withdrawals, surrenders, investment returns and expenses.

Strategic Risks
•Competition in the Company’s industries.
•Strategic transactions not resulting in the benefits anticipated or subjecting the Company to negative consequences.
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
•The Assured Life Re Acquisition may negatively impact the Company, including how it is perceived by its investors, regulators, rating agencies or obligors, as well as Assured Life Re’s business relationships.
•Risks related to entering the life and annuity reinsurance business, including integration with the Company’s core competencies.

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
•Losses arising from asset/liability mismatch in the Company’s annuity reinsurance business.

Risks Related to Taxation
•The impacts of changes in U.S. tax laws on the demand or profitability of financial guaranty insurance and the Company’s investments.
•Certain of the Company’s non-U.S. subsidiaries may be subject to U.S. tax.
•AGL may become, and AG Re and AGRO are, subject to taxes in Bermuda.
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

In recent years, global financial markets, political systems and the economy generally have been impacted by changes in inflation and interest rates, governmental policies such as tariffs, and geopolitical events, including regional and global military conflicts and strategic competition and trade confrontations, and could be impacted by other natural and man-made events in the future.

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

Public finance obligors that have issued obligations insured or reinsured by the Company are experiencing, or may in the future experience, significant budget deficits, and pension and revenue shortfalls, and difficulties in obtaining additional financing, that could result in increased credit losses or liquidity claims and increased rating agency capital charges on those insured obligations.

Certain territorial or local governments, including ones that have issued obligations insured or reinsured by the Company, have sought protection from creditors under Chapter 9 of the U.S. Bankruptcy Code, or, in the case of Puerto Rico, the similar provisions of the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), as a means of restructuring their outstanding debt. In some instances where local governments were are seeking to restructure their outstanding debt, pension and other obligations owed to workers were treated more favorably than senior bond debt owed to the capital markets. If the issuers of the obligations in the Company’s public finance portfolio do not have sufficient funds to cover their expenses and are unable or unwilling to raise taxes, decrease spending, or receive federal assistance, the Company may experience increased levels of losses or liquidity claims on its insured public finance obligations.

Obligations supported by revenue streams, which may include both revenue and non-revenue bonds, such as those issued by healthcare facilities, toll road authorities, municipal utilities, airport authorities or mass transit, may be adversely affected by revenue declines resulting from reduced demand, changing demographics, evolving business practices including hybrid work models, telecommuting and other alternative work arrangements, reduced governmental aid, or other causes. These obligations may also be adversely affected by increased costs resulting from operational strain, high financing costs and other capital constraints. These obligations, which may not necessarily benefit from financial support from other tax revenues or governmental authorities, may experience increased losses if the revenue streams are insufficient to pay scheduled debt service and the obligors are unable or unwilling to increase utility rates or revenues, decrease costs, or obtain other additional financing.

The Company may be subjected to significant risks from large individual or correlated financial guaranty insurance exposures.

The Company is exposed to the risk that issuers of obligations that it insures or other counterparties may default on their financial obligations, whether as a result of insolvency, lack of liquidity, operational failure (whether related to cybersecurity incidents, mismanagement, fraud or otherwise) or other reasons, and the amount of financial guaranty insurance exposure the Company has to some risks is quite large. The Company seeks to reduce this risk by managing exposure to large single risks, as well as concentrations of correlated risks, through tracking its aggregate exposure to single risks in its various lines of financial guaranty insurance business and establishing underwriting criteria to manage risk aggregations. However, in certain cases, the Company’s ultimate exposure to a single risk may exceed its underwriting guidelines (caused by, for example, bond accretion exceeding the risk limitation, acquisitions, reassumptions or other strategic exceptions). Additionally, certain lines of business written by the Company have short durations of less than one year and a systemic event could cause the Company to have losses in excess of available liquidity. Should the Company's risk assessments prove inaccurate and/or should the applicable limits prove inadequate, the Company could be exposed to larger than anticipated losses, could be required by the rating agencies to hold additional capital against insured exposures whether or not the insured obligations are downgraded by the rating agencies, and external financing may or may not be available to the Company in the future on satisfactory terms.

The Company is exposed to correlation risk across its insured exposures and in its investment portfolio. During periods of strong macroeconomic performance, stress in an individual transaction generally occurs for idiosyncratic reasons or as a result of issues in a single sector. During a broad economic downturn or in the face of a significant natural or man-made event or disaster, a wider range of the Company’s insurance and investments could be exposed to stress at the same time. This stress may manifest itself in any or all of the following: ratings downgrades of insured risks, which may require more capital in the Company’s insurance subsidiaries; ratings downgrades of the Company’s insurance or reinsurance subsidiaries; a reduction in the value of the Company’s investments; and actual defaults and losses in its insurance portfolio and/or investments.

Losses on obligations insured by the Company significantly in excess of those expected by the Company or recoveries significantly below those expected by the Company could have a negative effect on the Company’s financial condition, results of operations, capital, business prospects and share price.

Losses on insured exposures significantly in excess of those expected by the Company could have a negative effect on the Company’s financial condition, results of operations, capital, business prospects and share price. Certain issuers have defaulted on their debt service payments, and the Company has paid claims on them. The total net expected loss the Company calculates related to such exposures is net of credit for estimated recoveries on claims already paid, and recoveries significantly below those expected by the Company could also have a negative effect on the Company’s financial condition, results of operations, capital, liquidity, business prospects and share prices. Additional information about the Company’s exposure and legal actions related to that exposure may be found in Part II, Item 8. Financial Statements and Supplementary Data, Note 4. Expected Loss to be Paid (Recovered).

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

In the U.S., debt ceiling and budget deficit concerns, which have increased the possibility of a U.S. government shutdown, payment defaults on the debt of the U.S. government or instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, and downgrades to their credit ratings, could weaken the global economy and banking system, cause market volatility, raise the cost of credit, reduce public investment, increase interest rates and inflation, negatively impact the Company’s insured and investment portfolios, and disrupt general economic conditions in ways that the Company is not able to predict, which could materially and adversely affect the Company’s business, financial condition and results of operations. While rating agencies currently permit sub-sovereign and corporate credits in the U.S. to be rated higher than sovereign credits, in the event that the U.S. government is downgraded and if the rating agencies no longer permit sub-sovereign and/or corporate credit ratings to be higher than the U.S. government, the resulting downgrades could result in a material adverse impact to the Company’s credit ratings and its insurance and investment portfolios.

The Company may be exposed to a higher risk of default of U.S. public finance obligations in connection with a U.S. government default. While the Company historically has experienced low levels of defaults in its U.S. public finance insured portfolio, from time-to-time state and local governments that issue some of the obligations the Company insures have reported budget shortfalls that have required them to raise taxes and/or cut spending in order to satisfy their obligations. Historically the U.S. federal government has provided aid to state and local governments; however, certain state and local governments remain under financial stress. If the issuers of the obligations in the Company’s U.S. public finance financial guaranty insurance portfolio are reliant on financial assistance from the U.S. government in order to meet their obligations, and the U.S. government does not provide such assistance, the Company may experience credit losses or impairments on those obligations.

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

The likelihood of debt repayment is impacted by both the ability and the willingness of the obligor to repay its debt. Debtors generally understand that debt repayment is not only a legal obligation but is also appropriate, and that a failure to repay their debt will impede their access to debt in the future. To the extent societal attitudes toward the repayment of debt by struggling obligors softens and such obligors believe there to be less of a penalty for nonpayment due to legal rulings or debt relief programs that may absolve them of the repayment obligation or otherwise, some struggling debtors may be more likely to default and, if they default, less likely to agree to repayment plans they view as burdensome. If the issuers of the obligations in the Company’s public finance insurance portfolio become unwilling to raise taxes, decrease spending or receive federal assistance in order to repay their debt, the Company may experience increased levels of losses on its public finance obligations, which could adversely affect its financial condition, results of operations, capital, liquidity, business prospects and share price.

Narrow credit spreads could adversely affect demand for financial guaranty insurance and annuity reinsurance.

Demand for financial guaranty insurance generally fluctuates with changes in market credit spreads. Credit spreads, which are based on the difference between interest rates on high-quality or “risk free” securities versus those on lower-rated securities, fluctuate due to a number of factors, and are sensitive to the absolute level of interest rates, current credit experience and investors’ risk appetite. When the bond market is less volatile or is relatively less risk averse, the credit spread between high-quality or insured obligations versus lower-rated obligations typically narrows. As a result, financial guaranty insurance typically provides lower interest cost savings to issuers than it would during periods of relatively wider credit spreads. Issuers are less likely to use financial guaranties on their new issues when credit spreads are narrow, so (absent other factors) this results in decreased demand or premiums obtainable for financial guaranty insurance. Similarly, demand for annuity insurance and reinsurance products can be a function of the size of credit spreads, with wider credit spreads generally providing purchasers of annuity financial products more opportunities for higher returns.

Credit losses and changes in interest rates could adversely affect the Company’s investments.

The Company’s results of operations are affected by the performance of its investments, which primarily consist of fixed-maturity securities and short-term investments. Credit losses on the Company’s investments adversely affect the Company’s financial condition and results of operations by reducing net income and shareholders’ equity. Alternative investments, including the Company’s equity method investment in Sound Point funds and its ownership interest in Sound Point, Loss Mitigation Securities and CVIs may be more susceptible to credit losses than most of the rest of the Company’s fixed-maturity portfolio.

The impact of changes in interest rates may also adversely affect both the Company’s financial condition and results of operations. For example, if interest rates decline, the value of the Company’s existing fixed-rate investments would generally be expected to increase, resulting in an unrealized gain on investments and improving the Company’s financial condition. At the same time, funds reinvested in new fixed rate investments will have a lower expected yield, reducing the Company’s future investment income compared to the amount it would have earned if interest rates had not declined. Conversely, if interest rates increase, the Company’s future results of operations could improve because of higher future reinvestment income from its new fixed rate investments, but its financial condition could be adversely affected because the value of the fixed-rate investments generally would be reduced. Regarding the Company’s existing floating rate investments, as interest rates decline or increase, income from such investments will generally decrease or increase, respectively, while the value of such investments may or may not experience a material gain or loss commensurate with changes in prevailing interest rates.

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

Risks Related to Estimates, Assumptions and Valuations

Estimates of expected financial guaranty insurance losses to be paid (recovered), including losses with respect to related legal proceedings, are subject to uncertainties and actual amounts may be different, causing the Company to reserve either too little or too much for future losses.

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

The Company does not use traditional actuarial approaches for its financial guaranties to determine its estimates of expected losses to be paid (recovered). The determination of financial guaranty expected loss to be paid (recovered) is an inherently subjective process involving numerous estimates, probability weightings, assumptions and judgments by management, using both internal and external data sources with regard to frequency, severity of loss, economic projections, future interest rates, the perceived strength of legal protections, the perceived strength of the Company’s position in any ongoing legal proceedings, governmental actions, negotiations, delinquency and prepayment rates (with respect to RMBS), timing of cash flows and other factors that affect credit performance. Actual losses will ultimately depend on future events, legal rulings, and/or transaction performance and may be influenced by many interrelated factors that are difficult to predict. As a result, the Company’s current estimates of financial guaranty losses to be paid (recovered), including losses with respect to related legal proceedings, may be subject to considerable volatility and may not reflect the Company’s future ultimate losses paid (recovered).

The Company’s financial guaranty expected loss models and reserve assumptions take into account current and expected future trends, which contemplate the impact of current and possible developments in the performance of the exposure and any related legal proceedings. These factors, which are integral elements of the Company's reserve estimation methodology, are updated on a quarterly basis based on current information. Also, in some instances, the Company may not be able to reasonably estimate the amount or range of loss that could result from an unfavorable outcome of a legal proceeding based on the information available at the stage of the legal proceeding or its estimate may prove to be materially different than the actual results. Financial guaranty loss models and reserve assumptions may be impacted by changes to interest rates due both to discounting and transaction structures that include floating rates, which could impact the calculation of expected losses. Because such information changes over time, sometimes materially, the Company’s projection of financial guaranty losses and its related reserves may also change materially.

See Part II, Item 8. Financial Statements and Supplementary Data, Note 4. Expected Loss to be Paid (Recovered), and Note 17. Contingencies, for additional information.

The valuation of many of the Company’s assets and liabilities includes methodologies, estimates and assumptions that are subjective and could result in changes to valuations of the Company’s assets and liabilities that may materially adversely affect the Company’s financial condition, results of operations, capital, business prospects and share price.

The Company carries a significant portion of its assets and certain of its liabilities at fair value. The approaches used by the Company to calculate the fair value of those assets and liabilities it carries at fair value are described under Part II, Item 8. Financial Statements and Supplementary Data, Note 9. Fair Value Measurement. The determination of fair values is made at a specific point in time, based on available market information and judgments about the assets and liabilities being valued, including estimates of timing and amounts of cash flows and the creditworthiness of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on estimated fair value amounts.

During periods of market disruption, including periods of rapidly changing credit spreads or illiquidity, it may be difficult to value certain of the Company’s assets and liabilities, particularly if trading becomes less frequent or market data becomes less observable. An increase in the amount of the Company’s alternative investments in its investment portfolio may increase the amount of the Company’s assets subject to this risk. During such periods, more assets and liabilities may fall to the Level 3 valuation level, which describes model derived valuations in which one or more significant inputs or significant value drivers are unobservable, thereby resulting in values that may not be indicative of net realizable value or reflective of future fair values. Rapidly changing credit and equity market conditions could materially impact the valuation of assets and liabilities reported within the financial statements, and period-to-period changes in value could vary significantly.

The Company makes assumptions when pricing its life and annuity reinsurance products relating to longevity, mortality, policy lapses, withdrawals, surrenders, investment returns and expenses, and significant deviations in experience could negatively affect the Company’s financial condition and results of operations.

The Company’s life and annuity reinsurance contracts expose it to longevity risk, which is the risk that the period the Company pays annuity or pension benefits exceeds that which it assumed in pricing its reinsurance contracts. Some of the

Company’s life and annuity reinsurance contracts are exposed to mortality risk, which is the risk that the level of death claims may differ from that which was assumed in pricing the reinsurance contracts. In addition, the Company’s reinsurance contracts are exposed to lapse risk (i.e., risk that a policyholder stops paying premium and allows a policy to terminate before maturity) and withdrawal and/or surrender risk (i.e., where a policyholder withdraws part or all of the cash value of a life insurance policy). An adverse deviation of longevity, mortality, lapse and/or surrender rates from the Company’s expectations could have a negative impact on its financial performance.

The Company’s life and annuity reinsurance risk analysis and underwriting processes are designed with the objective of controlling the quality of this business and establishing appropriate pricing for the risks it assumes. Among other things, these processes rely heavily on the Company’s underwriting, its analysis of longevity and mortality trends, lapse rates, withdrawal and surrender rates, expenses and the Company’s understanding of medical advances or impairments and their effect on longevity or mortality.

The Company expects longevity, mortality, lapse, withdrawal and surrender experience to fluctuate somewhat from period to period, but believes they should remain reasonably predictable over a period of many years. Longevity, mortality, lapse, withdrawal or surrender experience that is less favorable than the rates that the Company used in pricing a reinsurance agreement may cause its net income to be less than otherwise expected because the premiums it receives for the risks it assumes may not be sufficient to cover the claims and profit margin.

The Company regularly reviews its reserves and associated assumptions as part of its ongoing assessment of its business performance. If the Company concludes that its reserves are insufficient to cover actual or expected reinsurance contract liabilities as a result of changes in experience, assumptions or otherwise, the Company would be required to increase its reserves and incur charges in the period in which it makes the determination. The amounts of such increases may be significant, and this could materially adversely affect the Company’s financial condition and results of operations and may require it to fund additional capital in its life and annuity reinsurance business.

The Company’s financial condition and results of operations may also be adversely affected if its actual investment returns and expenses differ from its pricing and reserve assumptions. Changes in economic conditions may lead to changes in market interest rates, credit spreads, availability of liquidity, foreign exchange rates, or changes in the Company’s investment strategies, any of which could cause the Company’s actual investment returns and expenses to differ from its pricing and reserve assumptions.

Strategic Risks

Competition in the Company’s industries may adversely affect its financial condition, results of operations, capital, business prospects and share price.

As described in greater detail under Item 1. Business — Insurance — Market Demand and Competition and Item 1. Business — Asset Management — Market Demand and Competition, the Company can face competition in its financial guaranty insurance, life and annuity reinsurance and asset management businesses from other insurance companies, providers of other credit enhancement, or other asset managers which could have an adverse effect on the Company’s financial condition, results of operations, capital, business prospects and share price.

The life and annuity reinsurance market is extremely competitive and expansion of the Company’s life and annuity reinsurance business may be slower than anticipated. While the Company believes that its annuity reinsurance platform provides a compelling market proposition, it may experience difficulties executing its business strategies, including market acceptance of the Assured Life Re platform and obtaining acceptable market rates of return for business opportunities.

The Company’s Asset Management segment primarily consists of its ownership interest in Sound Point, which operates in highly competitive markets. Sound Point competes with many other firms in every aspect of the asset management industry, including raising funds, seeking investments, and hiring and retaining professionals. Sound Point’s ability to increase and retain AUM is directly related to the performance of the assets it manages as measured against market averages and the performance of its competitors. Some of Sound Point’s competitors may have a lower cost of funds and access to funding and other resources that are not available to Sound Point. In addition, some of Sound Point’s competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than Sound Point does. Furthermore, Sound Point may lose investment opportunities if it does not match its competitors’ pricing, terms and structure. The loss of such investment opportunities may limit Sound Point’s ability to grow or cause it to have to shrink the size of its AUM, which could decrease its earnings. If Sound Point matches its competitors’ pricing, terms and structure, it may experience decreased earnings and increased risk of investment losses. If Sound Point is unable to successfully compete, it may result in decreased earnings for Sound Point and increased risk of investment losses in Sound Point funds, which could materially adversely impact the Company’s ownership interest in Sound Point and/or its investment in Sound Point funds and, ultimately, the Company’s financial condition, results of operations, capital, business prospects and share price.

Strategic transactions may not result in the benefits anticipated.

From time to time the Company evaluates potential mergers, acquisitions, divestitures and other strategic opportunities, including transactions involving legacy financial guaranty companies and financial guaranty portfolios, asset managers, life and annuity reinsurers, and other companies, and has executed a number of such transactions in the past. Such transactions may involve some or all of the various risks commonly associated with such strategic transactions, including, among other things: (a) failure to adequately identify and value potential exposures and liabilities associated with a new entity or portfolio; (b) difficulty in estimating the value of a new entity or portfolio; (c) potential diversion of management’s time and attention; (d) exposure to asset quality issues of a new entity or portfolio; (e) difficulty and expense of integrating the operations, systems and personnel of a new entity; (f) difficulty integrating the culture of a new entity; (g) failure to identify legal risks associated with the strategic transaction with an entity or portfolio, (h) failure of a strategic transaction to perform as expected, (i) deployment of financial resources towards certain strategic initiatives may limit the Company’s ability to deploy capital for other strategic initiatives or other purposes, and (j) in the case of acquisitions of a financial guaranty company or portfolio, concentration of insurance exposures, including insurance exposures which may exceed single risk limits, aggregate risk limits, BIG limits and/or non-U.S. dollar exposure limits, due to the addition of the target insurance portfolio. Such strategic transactions related to entities or portfolios may also have unintended consequences on ratings assigned by the rating agencies to the Company or its insurance subsidiaries or on the applicability of laws and regulations to the Company’s existing businesses. These or other factors may cause any past or future strategic transactions relating to financial services entities or portfolios not to result in the benefits to the Company that the Company anticipated when the transaction was agreed. Past or future transactions may also subject the Company to non-monetary consequences that may or may not have been anticipated or fully mitigated at the time of the transaction.

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

Asset management services are primarily a fee-based business, and Sound Point’s asset management and performance fees are based on the amount of its AUM as well as the performance of those assets. Sound Point’s business operates in highly competitive markets with many other firms in every aspect of the asset management industry. See “– Competition in the Company’s industries may adversely affect its financial condition, results of operations, capital, business prospects and share price.” Industry competition, volatility or declines in the markets in which Sound Point invests as an asset manager, or poor performance of its investments, may negatively affect its AUM and its asset management and performance fees, may deter future investment by third parties in Sound Point’s asset management products, and may result in an impairment to the Company’s ownership interest in Sound Point.

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

The Company’s interest in Sound Point is subject to the risks normally associated with a noncontrolling interest.

Since the Company holds a noncontrolling interest in Sound Point, it is unable to control the business, management or policies of Sound Point. For example, the Company is not be able to control the timing or amount of distributions from Sound Point and is not involved on a day-to-day basis with Sound Point’s operations or its decision-making or its adoption and implementation of policies and procedures with respect to its investment, reporting, internal control, legal, compliance or risk functions. In most cases, the Company will be bound by the decisions made by the Managing Partner and Chief Investment Officer, other members of management and the Board of Managers of Sound Point. In the event that the Managing Partner and Chief Investment Officer, other members of management and the Board of Managers of Sound Point have interests, objectives and incentives that differ from those of the Company, there can be no assurance that the decisions they make will be aligned with the interests of the Company. Decisions made by the Managing Partner and Chief Investment Officer, other members of management and the Board of Managers of Sound Point not in the Company’s interest could have a material adverse effect on the Company’s interest in Sound Point and/or its investments in Sound Point funds, other vehicles and separately managed accounts.

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

The Company is using Sound Point’s investment knowledge and experience to expand the categories and types of its alternative investments by: (a) allocating capital in Sound Point managed funds, other vehicles and separately managed accounts; (b) redeploying return of capital, gains and dividends from Sound Point managed funds, other vehicles and separately managed accounts in future Sound Point managed funds, other vehicles and separately managed accounts; and (c) having Sound Point serve as AG’s sole alternative credit manager. This expansion of categories and types of investments, allocations to Sound Point and exclusivity arrangement with Sound Point may increase the credit, interest rate and liquidity risk in the Company’s investments and expose the Company to reputational or other risks.

A downgrade of the financial strength or financial enhancement ratings of any of the Company’s insurance or reinsurance subsidiaries may adversely affect its business prospects.

The financial strength and financial enhancement ratings assigned by S&P, Moody’s, KBRA, A.M. Best Company, Inc. and Fitch Ratings, Inc. to the Company’s insurance and reinsurance subsidiaries represent such rating agencies’ opinions of the insurer’s financial strength and ability to meet ongoing obligations to policyholders and cedants in accordance with the terms of the financial guaranties it has issued or the reinsurance agreements it has executed. Issuers, investors, underwriters, ceding companies and others consider the Company’s financial strength or financial enhancement ratings an important factor when deciding whether or not to utilize a financial guaranty or purchase reinsurance from one of the Company’s insurance or reinsurance subsidiaries. The ratings assigned by the rating agencies to the Company’s insurance subsidiaries are subject to review and may be lowered by a rating agency at any time and without notice to the Company. In the event of a downgrade by a rating agency of the financial strength or financial enhancement ratings of one or more of the Company’s subsidiaries, certain beneficiaries may have the right to cancel their credit protection and certain ceding companies may have a right to cancel policies ceded to the Company’s insurance subsidiaries and recapture premium, in each case resulting in the loss of future premium earnings and the reversal of any fair value gains recorded by the Company. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Insurance Subsidiaries —Assumed Reinsurance. In addition, any such downgrade may result in the loss of future premium if potential policyholders would receive less benefit from a financial guaranty issued by a lower rated insurance company. Any such downgrade, resulting loss of premium earnings and reversal of fair value gains may impair the Company’s financial condition, results of operation, capital, liquidity, business prospects and/or share price.

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

The Assured Life Re Acquisition may negatively impact the Company, including how it is perceived by its investors, regulators, rating agencies or obligors it insures, as well as Assured Life Re’s business relationships.

The Assured Life Re Acquisition represents the Company’s platform dedicated solely to the life and annuity reinsurance business and may involve significant investments by the Company. The Company has engaged in preliminary discussions regarding the Assured Life Re Acquisition with its relevant regulators and with the rating agencies, and, on that basis, does not believe that the Assured Life Re Acquisition will have a negative impact on its regulators’ or rating agencies’ views of Assured Guaranty or cause those regulators or rating agencies to take any actions that would impede the Company's continued pursuit of its current businesses. There can be no assurance, however, that the Assured Life Re Acquisition will not negatively impact the Company or the perception of the Company by its investors, regulators, rating agencies or obligors it insures and/or its business or results of operations.

The Company and Assured Life Re are dependent on the experience and industry knowledge of their respective management personnel and other key employees, including, in the case of Assured Life Re, key life and annuity reinsurance professionals, to execute their business plans. The Company’s success in the life and annuity reinsurance business will depend in part upon the ability of the Company and Assured Life Re to attract, motivate and retain key management personnel and other key employees, including asset-liability management financial professionals and other key life and annuity reinsurance professionals. Uncertainties associated with the Assured Life Re Acquisition may result in the departure of management personnel and other key employees at Assured Life Re or the Company, and Assured Life Re and the Company may have difficulty attracting and motivating management personnel and other key employees

Entering the life and annuity reinsurance business may present integration risks and other risks specific to the life and annuity reinsurance business that could have a negative effect on the Company’s business, results of operations or financial condition.

While the Assured Life Re Acquisition is intended to diversify Assured Guaranty’s earnings, entering this business line, which the Company believes is in line with its risk profile and benefits from its core competencies, may present integration risks as well as new risks that could have a negative effect on the Company's business, results of operations or financial condition.

The Company’s focus on the growth of the life and annuity reinsurance business may divert management’s attention from the Company’s core operations and other priorities resulting in strategic misalignment. Moreover, the use of the Company’s financial resources for the Assured Life Re Acquisition and growth of the life and annuity reinsurance business may limit the Company’s ability to invest in other strategic initiatives or deploy capital for other purposes.

Successfully integrating Assured Life Re into the Company’s existing operations involves challenges such as integrating or implementing new complex systems, preparing Assured Life Re’s financial statements in accordance with GAAP and in compliance with the SEC’s accounting regulations, consolidating financial statements, aligning organizational cultures, and retaining key personnel. Failure to effectively manage any of the integration processes could disrupt the Company’s operations and negatively impact its financial performance.

The Company’s due diligence process may not have identified all potential liabilities and risks associated with the Assured Life Re Acquisition. This could result in unexpected financial and operational challenges post-acquisition, including regulatory non-compliance, undisclosed liabilities, or operational inefficiencies.

Assured Life Re’s life and annuity reinsurance business is also subject to legal, regulatory and compliance risks that differ from those involved in the Company’s current business of providing credit protection products. Failure to comply with applicable laws or regulations can result in legal penalties, regulatory actions, or reputational damage, which could have a material adverse effect on the Company’s business. In addition, in recent years, annuity and reinsurance products have come under increased regulatory scrutiny reflecting concerns over financial stability, consumer protection, and the evolving complexity of insurance-linked financial products, potentially leading to increased compliance costs, limitations on forms of product offerings, and higher capital and solvency requirements, which could negatively impact the business and financial performance of Assured Life Re.

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

The Company does not engage in active management, or hedging, of foreign exchange rate risk in its financial guaranty business. Therefore, fluctuation in exchange rates between the U.S. dollar and the pound sterling or the euro could adversely impact the Company’s financial position, results of operations and cash flows. See Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Sensitivity to Foreign Exchange Rate Risk.

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

The underwriting of insurance in new sectors or classes of business may subject the Company to additional credit risk because its underwriting history and loss experience for such exposures is minimal or nonexistent which could adversely affect the Company’s results of operations. In addition, the underwriting of insurance in new sectors or classes of business may present novel legal issues or political challenges beyond the Company’s control.

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

The Company and its subsidiaries are subject to numerous cybersecurity, data privacy and protection laws and regulations in a number of jurisdictions, particularly with regard to personally identifiable information, including the EU General Data Protection Regulation, the UK Data Protection Act 2018, and the Bermuda Personal Information Protection Act 2016. In the U.S., there are numerous federal, state and local cybersecurity, privacy and data security laws and regulations governing the collection, sharing, use, retention, disclosure, security, transfer, storage and other processing of personal information. These laws and regulations are increasing in complexity and number, change frequently, and sometimes conflict. The Company’s compliance efforts are further complicated by the fact that these cybersecurity, privacy and data security laws and regulations around the world may be subject to uncertain or inconsistent interpretations and enforcement. The Company’s failure to comply with these requirements could result in penalties and fines, regulatory enforcement actions, reputational harm and/or criminal prosecution in one or more jurisdictions, which could require significant effort from its management and technical personnel to remedy, increase the Company’s costs of doing business, and ultimately have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company continues to explore the use of Artificial Intelligence in some of its business operations, and challenges with properly managing the use of Artificial Intelligence, compliance with new laws and regulations applicable to Artificial Intelligence, difficulties implementing Artificial Intelligence technologies efficiently and effectively, and challenges to the Company’s competitive position from faster or more effective use of Artificial Intelligence by competitors or other third-parties, could adversely affect the Company’s business.

The Company continues to explore the use of Artificial Intelligence technologies in its business, and its research into and continued deployment of such capabilities remain ongoing. The introduction and use of Artificial Intelligence technologies may result in unintended consequences or other new or expanded risks and liabilities. If the content, analyses or recommendations that Artificial Intelligence applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in Artificial Intelligence algorithms, insufficient or biased base data or flawed training methodologies, the Company’s business, financial condition, results of operations and reputation may be adversely affected. In addition, the use of Artificial Intelligence carries inherent risks related to data privacy and security, such as unintended or inadvertent transmission of proprietary or sensitive information, including personal data. There is uncertainty in the legal and regulatory landscape for Artificial Intelligence, which is not fully developed and rapidly evolving, and any laws, regulations or industry standards adopted in response to the emergence of Artificial Intelligence may be burdensome, could entail significant costs, and may restrict or impede the Company’s ability to successfully develop, adopt and deploy Artificial Intelligence technologies efficiently and effectively. Additionally, the Company’s competitors or other third parties may incorporate Artificial Intelligence into their products and services more quickly or more successfully, which could cause the Company to experience competitive disadvantages that adversely affect its results of operations.

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

Claim payments and payments made in connection with related legal proceedings reduce the Company’s invested assets and result in reduced liquidity and net investment income, even if the Company is reimbursed in full over time and does not experience ultimate loss on the claim. In the years after the global financial crisis that began in 2008, many of the larger claims paid by the Company were with respect to insured U.S. RMBS securities and, beginning in 2016, certain insured Puerto

Rico exposures. If the amount of future claim payments is significantly more than that projected by the Company, the Company’s ability to make other claim payments and its financial condition, financial strength ratings and business prospects and share price could be adversely affected.

The Company may face a sudden need to raise additional capital as a result of insurance losses substantially in excess of the stress scenarios for which it plans, or as a result of changes in regulatory or rating agency capital requirements applicable to its insurance subsidiaries, which additional capital may not be available or may be available only on unfavorable terms.

The Company’s capital requirements depend on many factors, primarily related to its in-force book of insurance business and rating agency capital requirements for its insurance subsidiaries. Failure to raise additional capital if and as needed may result in the Company being unable to write new insurance business and may result in the ratings of the Company and its insurance subsidiaries being downgraded by one or more rating agencies. The Company’s access to external sources of financing, as well as the cost of such financing, is dependent on various factors, including the market supply of such financing, the Company’s long-term debt ratings and insurance financial strength and enhancement ratings and the perceptions of its financial strength and the financial strength of its insurance subsidiaries. The Company’s debt ratings are in turn influenced by numerous factors, such as financial leverage, balance sheet strength, capital structure and earnings trends. If the Company’s need for capital arises because of significant insurance losses substantially in excess of the stress scenarios for which it plans, the occurrence of such losses may make it more difficult for the Company to raise the necessary capital.

Future capital raises from the issuance of equity or equity-linked securities could also result in dilution to the Company’s shareholders. In addition, some securities that the Company could issue, such as preferred stock or securities issued by the Company's operating subsidiaries, may have rights, preferences and privileges that are senior to those of its common shares.

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

Each of AGL, AGUS and AGMH is a holding company and, as such, has no direct operations of its own. None of the holding companies expect to have any significant operations or assets other than its ownership of the stock of its subsidiaries and its equity method ownership interest in Sound Point and certain alternative investments. The Company expects that dividends and other payments from the insurance companies will be the primary source of funds for AGL, AGUS and AGMH to meet ongoing cash requirements, including operating expenses, intercompany loan payments, any future debt service payments and other expenses, to pay dividends to their respective shareholders, to fund any acquisitions, to fund investments and commitments to alternative investments, and, in the case of AGL, to repurchase its common shares. The insurance subsidiaries’ ability to pay dividends and make other payments depends, among other things, upon their financial condition, results of operations, cash requirements and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their respective state/country of domicile. Additionally, in recent years AG and AGUK have sought and been granted permission from their insurance regulators to make discretionary payments to their corporate parents in excess of the amounts permitted by right under the insurance laws and related regulations. There can be no assurance that such regulators will permit discretionary payments in the future. Accordingly, if the insurance subsidiaries are unable to pay sufficient dividends and other permitted payments at the times or in the amounts that are required, that would have an adverse effect on the ability of AGL, AGUS and AGMH to satisfy their ongoing cash requirements and on their ability to pay dividends to shareholders or repurchase common shares or fund other activities, including acquisitions.

The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.

Each of AGL, AGUS and AGMH requires liquidity, either in the form of cash or in the ability to easily sell investments for cash, in order to meet its payment obligations, including, without limitation, its operating expenses, interest and principal payments on debt and dividends on common shares, to fund investments and commitments to alternative investments, and to make capital investments in operating subsidiaries. Such cash is also used by AGL to repurchase its common shares. The Company’s operating subsidiaries require substantial liquidity to meet their respective payment and/or collateral posting obligations, including under financial guaranty insurance policies or reinsurance agreements. They also require liquidity to pay operating expenses, reinsurance premiums, dividends to AGUS or AGMH for debt service and dividends to AGL, fund investments and commitments to alternative investments, as well as, where appropriate, to make capital investments in their own subsidiaries. In addition, the Company may require substantial liquidity to fund any future strategic initiatives. The Company cannot give any assurance that the liquidity of AGL and its subsidiaries will not be adversely affected by adverse market conditions, changes in insurance regulatory law, insurance claim payments and related litigation substantially in excess of those projected by the Company in its stress scenarios, or changes in general economic conditions.

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

Losses arising from asset/liability mismatch in the Company’s annuity reinsurance business could have an adverse effect on its financial condition, results of operations, and ability to meets its obligations under annuity reinsurance contracts.

The Company’s annuity reinsurance business is subject to the risk of asset/liability mismatch, which arises when the characteristics of the assets held do not align with the expected timing, amount, or nature of the liabilities assumed under reinsurance contracts. This mismatch may occur for several reasons, including due to differences in interest rate sensitivity, liquidity profiles, credit quality, or duration between assets and liabilities. In particular, the liabilities associated with annuity reinsurance contracts often involve complex cash flow patterns, and changes in market conditions can influence policyholder behavior, including in respect of surrenders, transfers, benefit elections, and retirement timing, while the underlying investment portfolio may be subject to market volatility, changing interest rates, and evolving credit conditions.

If the Company’s investment strategy fails to adequately match the cash flows, durations, or risk profiles of its assets and liabilities, it could be exposed to increased volatility in earnings, difficulties in meeting contractual obligations, or the need to liquidate assets under unfavorable market conditions. Additionally, sudden shifts in interest rates or adverse market movements may exacerbate mismatches, potentially requiring the Company to raise additional capital, adjust its investment portfolio and realize losses, or experience reduced profitability. Asset and liability mismatches may also affect collateral arrangements, obliging the Company to fund any shortfalls that arise under such agreements. If the Company is unable to post collateral due to liquidity constraints or other reasons, its annuity reinsurance business may be subject to termination and recapture.

The Company actively manages this risk through prudent asset/liability management practices, including by maintaining a well-diversified investment portfolio with a duration closely aligned to that of its liabilities, holding prudent short-term liquidity buffers, and hedging interest rate, inflation, and currency risks; however, there can be no assurance that such efforts will be successful in all market environments. Failure to effectively manage asset/liability mismatch risk could have an adverse effect on the Company’s financial condition, results of operations, and ability to meet its obligations under annuity reinsurance contracts.

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

The Company manages its business so that AGL and its non-U.S. subsidiaries (except for its non-U.S. subsidiaries that elect to be taxed as a U.S. corporation) operate in such a manner that none of them should be subject to U.S. federal tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks, and U.S. withholding tax on certain U.S. source investment income). However the Company cannot be certain that the IRS will not contend successfully that AGL or any of its non-U.S. subsidiaries (except for its non-U.S. subsidiaries that elect to be taxed as a U.S. corporation) is/are engaged in a trade or business in the U.S., in which case each such company could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business. See Item 1. Business — Tax Matters — Taxation of AGL and Subsidiaries— United States.

AGL may become, and AG Re and AGRO are, subject to taxes in Bermuda, which may adversely affect the Company’s future results of operations and an investment in the Company.

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

Notwithstanding the above, on December 27, 2023 the Government of Bermuda enacted a corporate income tax which applies to accounting periods starting on or after January 1, 2025. Importantly, under the Corporate Income Tax Act 2023 of Bermuda, any liability to the tax will apply regardless of any assurances previously provided under the Exempted Undertakings Tax Protection Act 1966 of Bermuda. Broadly, the Bermuda corporate income tax is intended to be treated as a covered tax for the purposes of Pillar Two (see below) and therefore no double taxation is expected to arise from these rules and the top-up taxes under Pillar Two in other jurisdictions. AG Re and AGRO are subject to this tax beginning in 2025.

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

However, the treatment of the Bermuda corporate income tax as a covered tax is subject to interpretation in other jurisdictions and therefore remains uncertain at this time. If the Bermuda corporate income tax is not regarded as a covered tax for the purposes of Pillar Two in other jurisdictions, this may have a material impact on the Company’s future income tax expense. In addition, a change in the Corporate Income Tax Act 2023 or its interpretation, or any change in the regulatory treatment of the corporate income tax or matters related thereto, by Bermuda could adversely affect Assured Guaranty’s financial results. See “– Assured Guaranty’s financial results may be affected by measures taken in response to the OECD BEPS project”.

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

If AGL is considered a PFIC for U.S. federal income tax purposes, a U.S. Person who owns any shares of AGL will be subject to adverse tax consequences that could materially adversely affect its investment, including subjecting the investor to both a greater tax liability than might otherwise apply and an interest charge or other unfavorable rules (either a mark-to-market or current inclusion regime). The Company believes that AGL was not a PFIC for U.S. federal income tax purposes for taxable years through 2025 and, based on the application of certain PFIC look-through rules and the Company’s plan of operations for the current and future years, should not be a PFIC in the future. See Item 1. Business — Tax Matters — Taxation of Shareholders — United States Taxation — Passive Foreign Investment Companies.

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

If any arrangements between U.K. resident companies in the Assured Guaranty group and other members of the Assured Guaranty group (whether resident in or outside the U.K.) are found not to be on arm's length terms and as a result a U.K. tax advantage is being obtained, an adjustment will be required to compute U.K. taxable profits as if such arrangement were on arm's length terms. Any transfer pricing adjustment could adversely affect Assured Guaranty’s results of operations. Further, following consultation in Spring 2025, on December 4, 2025, the U.K. government published the draft Finance Bill which repeals the law relating to diverted profits tax and incorporates analogous anti-avoidance measures within the U.K.'s transfer pricing regime. Pursuant to the new charging provisions, if a company within the charge to U.K. corporation tax has "unassessed transfer pricing profits" (UTPP) such profits may be subject to corporation tax at the higher “UTPP rate” (currently 31%). If any U.K. resident company in the Assured Guaranty group is liable to corporation tax at the UTPP rate, this could adversely affect the Company's results of operations.

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

The Organization for Economic Cooperation and Development (OECD) has developed guidance known as base erosion and profit shifting as part of its initiative to address corporate tax planning strategies used by some multinationals to shift profits from higher-tax jurisdictions to lower-tax jurisdictions or no-tax jurisdictions. This guidance generally imposes rules with a global minimum tax of 15%, and many jurisdictions have enacted implementing legislation or are in the course of doing so. In particular, the U.K. enacted legislation in July 2023 and February 2024, and HMRC published guidance in respect of such legislation which broadly implement the OECD’s guidance into U.K. domestic legislation of accounting periods starting on or after December 31 2023. In addition, in December 2023 the Government of Bermuda adopted legislation for a corporate income tax which would share many key concepts with the Model Rules and is intended to constitute a “covered tax” for the purposes of the Model Rules. See “– AGL may become, and AG Re and AGRO are, subject to taxes in Bermuda, which may adversely affect the Company’s future results of operations and an investment in the Company” above. In many countries, the rules will apply from January 1, 2024, although some jurisdictions have elected to postpone for one year or more.

In January 2025, the OECD issued Administrative Guidance on Article 9.1 of the Global Anti-Base Erosion Model Rules, which excludes certain deferred tax assets for purposes of computing a multinational enterprise group’s effective tax rate when they arose prior to the application of the global minimum tax as a result of certain governmental arrangements or following the introduction of a new corporate income tax. If this guidance were adopted in countries in which the Company operates it could adversely affect tax expense.

The Company’s analysis is ongoing as the OECD continues to release additional guidance, countries enact legislation, and the U.S. formulates its potential response. To the extent additional legislative changes take place in the countries in which the Company operates, it is possible that they will alter long-standing tax principles, be highly complex and be subject to differing applications and interpretations across jurisdictions. Although the Company cannot predict the approach of each relevant jurisdiction to the OECD’s framework, their implementation could adversely affect Assured Guaranty’s tax liability.

Risks Related to Applicable Law, Litigation and GAAP

Changes in, or inability to comply with, applicable laws and regulations could adversely affect the Company’s financial condition, results of operations, capital, liquidity, business prospects and share price.

The Company’s businesses are subject to detailed insurance, asset management and other financial services laws and government regulations in the jurisdictions in which they operate. In the U.S., financial guaranty insurers are subject to specific regulatory requirements and limitations applicable to their portfolios of outstanding insured obligations, consisting of single risk limits, aggregate risk limits, exposure limits to municipal (and related) obligations that lack an underlying investment grade NRSRO or SVO designation, and exposure limits to non-U.S. dollar insured obligations. Such insurers also must comply with specific regulatory requirements and limitations applicable to their investment portfolios, including limits on the portion of such portfolio rated BIG or non-rated. While the Company’s U.S. financial guaranty insurer, AG, manages these requirements, it is possible for the limitations to be exceeded for several reasons, including a strategic acquisition of a financial guaranty insurance company (or reinsurance of a company’s insured portfolio) by AG increasing concentrations of AG’s insurance exposures, decline of AG’s statutory capital (against which single risk and aggregate risk limits are measured), deterioration of AG’s insurance portfolio, foreign exchange fluctuations, downgrades of AG’s investment grade investments or positive returns in AG’s non-rated alternative investments (thereby increasing the valuation of such investments on its balance sheet). In addition to the insurance, asset management and other regulations and laws specific to the industries in which the Company operates or invests, regulatory agencies in jurisdictions in which the Company’s businesses operate have broad administrative power over many aspects of the Company’s business, which may include ethical issues, money laundering, cybersecurity, privacy, recordkeeping and marketing and sales practices.

Noncompliance with applicable laws or regulations, or future changes to laws or regulations in the jurisdictions in which the Company does business, may adversely affect the Company’s financial condition, results of operations, capital, liquidity, business prospects and share price. If the Company fails to comply with applicable laws or regulations it could be exposed to fines, the loss of licenses, including insurance licenses, limitations on the right to originate new business and restrictions on its ability to pay dividends. If an insurance subsidiary’s surplus declines below minimum required levels, the insurance regulator could impose additional restrictions on the insurance subsidiary or initiate insolvency proceedings. Future changes to laws and regulations may, among other things, limit the types of risks the Company may insure, lower applicable single or aggregate risk limits related to its insurance business, increase required reserves or capital for its insurance subsidiaries, provide insured obligors with additional avenues for avoiding or restructuring the repayment of their insured liabilities, increase the level of supervision or regulation to which the Company’s operations may be subject, impose restrictions that make the Company’s products less attractive to potential buyers and investors, and require the Company to change certain of its business practices exposing it to additional costs (including increased compliance costs).

Changes in applicable laws or regulations or governmental policies may adversely impact the ability of issuers to satisfy obligations insured or reinsured by the Company.

Certain issuers of obligations insured or reinsured by the Company are reliant on governmental subsidies, funding, grants, loans and other forms of financial assistance, including, for example, emergency funding for disasters and catastrophes, regulated subsidies paid to utilities, housing subsidies and federal aid for schools. In addition, certain issuers of obligations insured or reinsured by the Company may rely on current federal, state and local tax laws (such as tariff regimes impacting imports and the transportation sector) and/or on legal and regulatory frameworks impacting their businesses (for example, the healthcare industry’s development around, and reliance on, Medicaid, Medicare and the Affordable Care Act). If current laws or regulations or governmental policies impacting issuers of obligations in the Company’s insurance portfolio are changed in a manner adversely impacting such issuers (for example, nationalization of assets) and/or governmental financial assistance supporting such issuers is reduced or eliminated, the Company may experience increased levels of losses or claims on its insured obligations.

Legislation, regulation, determinations made by legal or regulatory authorities, or litigation arising out of the struggles of distressed obligors may adversely impact obligations insured or reinsured by the Company, the Company’s legal rights as creditor and its investments.

Borrower distress or default, whether or not the relevant obligation is insured by one of the Company’s insurance subsidiaries, may result in legislation, regulation, legal or regulatory determinations, or litigation that may adversely impact obligations insured or reinsured by the Company, the Company’s legal rights as creditor and its investments. For example, the default by the Commonwealth of Puerto Rico on much of its debt has resulted in both legislation (including the enactment of PROMESA) and litigation that is continuing to impact the Company’s rights as creditor.

The Company is, and may be in the future, involved in litigation, both as a defendant and as a plaintiff, in the ordinary course of its insurance and asset management business and other business operations. The outcome of such litigation could materially impact the Company’s expected losses and results of operations and cash flows. For a discussion of material litigation, see Part II, Item 8. Financial Statements and Supplementary Data, Note 4. Expected Loss to be Paid (Recovered), and Note 17. Contingencies.

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

AGL is dependent on dividends from its subsidiaries, including dividends from its insurance subsidiaries, for resources to pay holders of its common shares, fund share repurchases and pursue other activities. The ordinary dividends that AGL’s insurance subsidiaries may pay without regulatory approval are subject to legal and regulatory limitations. See Item 1. Business

– Regulation – State Dividend Limitations, Item 1. Business – Regulation – Non-U.S. Regulation – Bermuda – Restrictions on Dividends and Distributions, Item 1. Business – Regulation – Non-U.S. Regulation – United Kingdom Insurance and Financial Services Regulation – Restrictions on Dividend Payments and Item 1. Business – Regulation – Non-U.S. Regulation – France – Restrictions on Dividend Payments. As a result, absent relief from the relevant regulator(s), the Company’s insurance subsidiaries may be required to retain capital that is substantially in excess of what the Company believes is necessary to support its insurance businesses, reducing the Company’s ability to productively use or return to shareholders such excess capital. In addition, if, pursuant to insurance laws and regulations, AGL’s insurance subsidiaries are not permitted to pay ordinary dividends or make other permitted payments to their holding companies at the times or in sufficient amounts AGL requires to fund its activities, and if AGL’s other operating subsidiaries were unable to provide such funds, AGL’s ability to pay dividends to shareholders or fund share repurchases or pursue other activities could be adversely affected. See “— Operational Risks — The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.”

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

As private companies, Sound Point and other alternative investment managers are generally not required to prepare their financial statements in compliance with the SEC’s accounting regulations and timelines. The Company expects to report certain of its investments in Sound Point, the Sound Point funds, other vehicles and separately managed accounts and other alternative investment funds on a one-quarter lag. While each of Sound Point, other alternative investment managers and their respective related parties have agreed to provide to the Company financial information necessary to complete and file its periodic SEC reports on a timely basis, any failure by Sound Point, other alternative investment managers or their respective related parties to provide the Company with accurate and timely financial information could result in a delay in the Company’s timely reporting of its results of operations or it not filing one or more periodic reports with the SEC on time or inaccuracies in its financial statements.

Changes in the fair value of the Company’s insured credit derivatives portfolio, CCS, FG VIEs, alternative investments, including those accounted for as CIVs, and/or the consolidation or deconsolidation of one or more FG VIEs and/or CIVs during a financial reporting period, may subject its results of operations to volatility.

The Company is required to mark-to-market certain derivatives that it insures, including CDS that are considered derivatives under GAAP, as well as its CCS. Although there is no cash flow effect from this “marking-to-market,” net changes in the fair value of these derivatives are reported in the Company’s consolidated statements of operations and therefore affect its results of operations. If a credit derivative is held to maturity and no credit loss is incurred, any unrealized gains or losses previously reported would be reversed as the transaction reaches maturity. The Company also expects fluctuations in the fair value of its put option under its CCS to reverse over time. For discussion of the Company’s fair value methodology for credit derivatives, see Part II, Item 8. Financial Statements and Supplementary Data, Note 9. Fair Value Measurement.

The Company is required to consolidate certain VIEs, which generally consist of (1) entities to which it has provided financial guaranties and (2) funds and vehicles in which it invests, such as those managed by Sound Point (and, prior to July 1, 2023, AssuredIM), if it concludes that it is the primary beneficiary of such VIE. Substantially all of the assets and liabilities of the consolidated FG VIEs and CIVs are reported at fair value. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs and, if circumstances change, may consolidate a VIE that was not previously consolidated or deconsolidate a VIE that had previously been consolidated, and such consolidation or deconsolidation would impact its financial condition and results of operations in the period in which such action is taken. See Part II, Item 8. Financial Statements and Supplementary Data, Note 8. Variable Interest Entities.

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

Changes in or the issuance of new U.S. GAAP accounting standards or statutory accounting standards in the jurisdictions in which the Company is domiciled, such as those that affect the measurement, amount and/or timing of revenue or loss recognition, or those that limit the admissibility of certain assets, among others, could adversely affect the Company’s financial condition, results of operations, business prospects and share price and or the insurance subsidiaries’ ability to pay dividends to AGMH, and ultimately, to AGL. See, Part II, Item 8. Financial Statements and Supplementary Data, Note 1. Business and Basis of Presentation, for a discussion of the future application of accounting standards.

Risks Related to AGL’s Common Shares

The market price of AGL’s common shares may be volatile, and the value of an investment in the Company may decline.

The market price of AGL’s common shares has experienced, and may continue to experience, significant volatility. Numerous factors, including many over which the Company has no control, may have a significant impact on the market price of its common shares. These risks include those described or referred to in this “Risk Factors” section as well as, among other things: (a) investor perceptions of the Company, its prospects and that of the financial guaranty, life and annuity reinsurance and asset management industries and the markets in which the Company operates; (b) the Company’s operating and financial performance; (c) the Company’s access to financial and capital markets to raise additional capital, refinance its debt or obtain other financing; (d) Company’s ability to repay debt; (e) the Company’s dividend policy; (f) the amount of share repurchases authorized by the AGL’s Board; (g) future sales of equity or equity-related securities; (h) changes in earnings estimates or buy/sell recommendations by analysts; and (i) general financial, economic and other market conditions.

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

As described above in Cybersecurity – Risk Management and Strategy, the Company’s Chief Technology Officer has management responsibility for overseeing a process designed to remediate cybersecurity risks, and reports to the Board, Risk Oversight Committee, Audit Committee and management at least semi-annually. The Chief Technology Officer reported to the Board, Risk Oversight Committee and Audit Committee four times in 2025. The Chief Technology Officer has over 25 years of experience in information technology, technology research and security and operations management, with over 15 of those years focused in financial services and insurance. The Chief Technology Officer holds a Master of Science in Information Systems and a Master of Business Administration with a focus in Management and Operations. The Company has appointed a Chief Information Security Officer, who is responsible for leading the assessment and management of cybersecurity risk. In 2025, the Chief Information Security Officer made an annual report on information technology and cybersecurity risks to the Board and made four quarterly reports to the Risk Oversight Committee and the Audit Committee. The Chief Information Security Officer has over 25 years of experience in information security and is a Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM), and Certified Information Systems Auditor (CISA). The Chief Information Security Officer reports to the Board, its committees, and management on cybersecurity threats on a regular basis.

The Company uses various tools to prevent, detect, and mitigate cybersecurity incidents. The Company has procedures in place to respond to cybersecurity incidents, which include prompt meeting of the Cybersecurity Incident Disclosure Committee, a Company management committee, to assess cybersecurity incidents and determine materiality requiring disclosure on Form 8-K, notification to the Board of any material cybersecurity incidents, quarterly reporting by the Chief Information Security Officer of material and non-material incidents to the Risk Oversight Committee and management, and to the Audit Committee of such incidents related to the Company’s financial systems.

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

•New York, U.S.:

◦155,500 square feet of office space that serves as the principal office of AG. Part of the lease expires in February 2032, with an option, subject to certain conditions, to renew for five years at a fair market rent, and part of the lease expires in December 2032. As of December 31, 2025, approximately 24,000 square feet of this office space was subleased to another tenant.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

Information About The Company’s Executive Officers

The table below sets forth the names, ages, positions and business experience of the executive officers of AGL as of February 26, 2026.

Name	Age	Position(s)
Dominic J. Frederico	73	President and Chief Executive Officer; Deputy Chairman
Robert A. Bailenson	59	Chief Operating Officer
Benjamin G. Rosenblum	52	Chief Financial Officer
Ling Chow	55	General Counsel and Secretary
Stephen Donnarumma	63	Chief Credit Officer
Jorge A. Gana	55	Chief Risk Officer
Holly Horn	65	Chief Surveillance Officer

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

Stephen Donnarumma has been the Chief Credit Officer of AG since 2007, and of AGM from 2009 until its merger with and into AG. Mr. Donnarumma joined Assured Guaranty in 1993 and has held a number of positions over the years, including Deputy Chief Credit Officer of AGL, Chief Operating Officer and Chief Underwriting Officer of AG Re, Chief Risk Officer of AG, and Senior Managing Director, Head of Mortgage and Asset-backed Securities of AG. Prior to joining Assured Guaranty, Mr. Donnarumma was with Financial Guaranty Insurance Company from 1989 until 1993, where his responsibilities included underwriting domestic and international financial guaranty transactions. Prior to that, he served as a Director of Credit Risk Analysis at Fannie Mae from 1987 until 1989. Mr. Donnarumma was also an analyst with Moody’s from 1985 until 1987.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AGL’s common shares are listed on the NYSE under the symbol “AGO.” On February 25, 2026, the approximate number of shareholders of record at the close of business on that date was 79.

AGL is a holding company whose principal source of liquidity is dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to AGL and AGL’s ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of AGL’s Board and will be dependent upon the Company’s profits and financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as the Board deems relevant. AGL paid quarterly cash dividends in the amount of $0.34 and $0.31 per common share in 2025 and 2024, respectively. For more information concerning AGL’s dividends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Item 8. Financial Statements and Supplementary Data, Note 18. Shareholders’ Equity.

Issuer’s Purchases of Equity Securities

In 2025, the Company repurchased a total of 5,819,627 common shares for $500 million at an average price of $85.92 per share.

From time to time, the Board authorizes the repurchase of additional common shares under a program without an expiration date that it initiated on January 18, 2013. Most recently, on November 5, 2025, the Board authorized the repurchase of an additional $100 million of its common shares. As of February 25, 2026, the remaining amount the Company was authorized to purchase was $204 million of its common shares. The Company expects future common share repurchases under the current authorization to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases are at the discretion of management and will depend on a variety of factors, including availability of funds at the holding companies, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase authorization may be modified, extended or terminated by the Board at any time. It does not have an expiration date. See Item 8. Financial Statements and Supplementary Data, Note 18. Shareholders’ Equity, for additional information about share repurchases and authorizations.

The following table reflects purchases of AGL common shares made by the Company during the fourth quarter of 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (3)
October 1 - October 31	558,800	$82.25	558,800	$236,989,639
November 1 - November 30	502,229	$86.78	502,229	$293,408,392
December 1 - December 31	462,744	$90.22	462,744	$251,658,618
Total	1,523,773	$86.16	1,523,773
____________________
(1)    The total number of shares purchased also includes shares purchased as a result of employees surrendering shares as payment for withholding taxes upon vesting of share awards.
(2)    After giving effect to repurchases since the Board first authorized the repurchase program on January 18, 2013, through February 25, 2026, the Company has repurchased a total of 157 million common shares for $5.9 billion, excluding commissions, at an average price of $37.73 per share. The repurchase program has no expiration date and the Board has periodically increased the authorization since 2013.
(3)    Excludes commissions.

Performance Graph

Set forth below are a line graph and a table comparing the dollar change in the cumulative total shareholder return on AGL’s common shares from December 31, 2020 through December 31, 2025 as compared to the cumulative total return of the S&P’s 500 Stock Index, the cumulative total return of the S&P’s 500 Financials Stock Index and the cumulative total return of the Russell Midcap Index - Financials. The Company added the Russell Midcap Index - Financials in 2018 because it believes that this index, which includes the Company, provides a useful comparison to other companies in the financial services sector, and excludes companies that are included in the S&P’s 500 Financials Stock Index but are many times larger than the Company. The chart and table depict the value on December 31 of each year from 2020 through 2025 of a $100 investment made on December 31, 2020, with all dividends reinvested:

Comparison of Cumulative Total Return
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Assured Guaranty
S&P 500 Stock Index
S&P 500 Financials Stock Index
Russell Midcap Index - Financials

	Assured Guaranty	S&P 500 Stock Index	S&P 500 Financials Stock Index	Russell Midcap Index - Financials
12/31/2020	$100.00	$100.00	$100.00	$100.00
12/31/2021	162.35	128.68	134.87	135.85
12/31/2022	204.89	105.36	120.61	118.86
12/31/2023	251.02	133.03	135.21	134.43
12/31/2024	306.43	166.28	176.45	175.86
12/31/2025	310.85	195.98	202.86	201.41
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

Discussion related to the results of operations for the Company’s comparison of 2024 results to 2023 results have been omitted in this Form 10-K. The Company’s comparison of 2024 results to 2023 results is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In the Insurance segment, the Company provides credit protection products to the U.S. and non-U.S. public finance (including infrastructure) and structured finance markets. The Company participates in the asset management business through its ownership interest in Sound Point. See Part I, Item 1. Business – Asset Management, and Item 8. Financial Statements and Supplementary Data, Note 1. Business and Basis of Presentation.

The Corporate division primarily consists of the results of holding companies that have issued public equity or debt. The Other category primarily includes the effect of consolidating FG VIEs and CIVs (FG VIE and CIV consolidation). See Item 8. Financial Statements and Supplementary Data, Note 2. Segment Information.

Financial Strength Ratings

Demand for the financial guaranties issued by the Company’s financial guaranty insurance subsidiaries may be impacted by changes in the credit ratings assigned to them by the rating agencies. The financial strength ratings (or similar ratings) assigned to AGL’s financial guaranty insurance subsidiaries, along with the date of the most recent rating action (or confirmation) by the rating agency assigning the rating, are shown in the table below.

	S&P	KBRA	Moody’s	A.M. Best Company, Inc.
AG	AA (stable) (6/30/25)	AA+ (stable) (8/4/25)	A1 (stable) (7/10/24)	—
AG Re	AA (stable) (6/30/25)	—	—	—
AGRO	AA (stable) (6/30/25)	—	—	A+ (stable) (7/19/25)
AGUK	AA (stable) (6/30/25)	AA+ (stable) (8/4/25)	A1 (stable) (7/10/24)	—
AGE	AA (stable) (6/30/25)	AA+ (stable) (8/4/25)	—	—

In addition, the Company’s life and annuity reinsurance subsidiary, Assured Life Re, is rated BBB (Outlook Positive) (1/28/26) by Fitch Ratings, Inc.

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

For a discussion of the effects of rating actions on the Company beyond potential effects on the demand for its insurance products, see Part I, Item 1A. Risk Factors – Strategic Risks captioned “A downgrade of the financial strength or financial enhancement ratings of any of the Company’s insurance or reinsurance subsidiaries may adversely affect its business prospects.”

Economic Environment

On April 2, 2025, the U.S. administration announced a “reciprocal tariff” strategy under the authority of the International Emergency Economic Powers Act (IEEPA) entailing extensive global tariff increases, with the objective of rectifying trade practices that contribute to large and persistent annual U.S. goods trade deficits. The announcement of global tariffs disrupted international trade, sent shocks through the global economy, and heightened volatility in the financial markets. The U.S. subsequently postponed newly announced reciprocal tariffs, which took effect on August 7, 2025. On August 29, 2025, the U.S. Court of Appeals for the Federal Circuit ruled that the U.S. administration had exceeded its authority under the IEEPA but permitted the tariffs to remain in effect to provide time for the government to appeal. The U.S. Supreme Court granted certiorari on September 9, 2025, and heard oral arguments on the case on November 5, 2025; on February 20, 2026 the U.S. Supreme Court held that the IEEPA does not authorize the President of the United States to impose tariffs. The U.S. administration has indicated that tariffs found to be illegal by the U.S. Supreme Court will be replaced with alternative import taxes as uncertainty remains. U.S. tariffs can add to inflation, and the Company believes that ongoing uncertainty may increase volatility in U.S. equities and other risk assets, curb corporate capital and consumer spending and raise the risk of recession. Market volatility and the risk of recession may impact the Company in different ways. The Company believes that a recession may make it more likely that obligors whose obligations it guarantees will default. However, market volatility may also cause credit spreads to widen as investors seek security, which tends to create new business opportunities for the Company.

Real gross domestic product (GDP) increased 2.2% in 2025, compared to an increase of 2.8% in 2024, according to the advance estimate released by the U.S. Bureau of Economic Analysis (BEA). Additionally, the BEA reported real GDP increased at an annual rate of 1.4% in the fourth quarter of 2025. At the end of December 2025, the U.S. unemployment rate, seasonally adjusted, stood at 4.4%, higher than where it started the year at 4.1%. The Company believes a more robust economy makes it less likely that obligors whose obligations it guarantees will default.

According to the U.S. Bureau of Labor Statistics, the inflation rate in the U.S. before seasonal adjustment for the 12-month period ending December 2025, as measured by the Consumer Price Index for All Urban Consumers, was 2.7%, as compared to 2.9% for the 12-month period ending December 2024. According to the U.K. Office for National Statistics, the Consumer Prices Index including owner occupiers’ housing costs rose 3.6% for the 12 months through December 2025, as compared to 3.5% for the 12 months through December 2024. Generally, inflation reduces the real value of money over time. For obligors whose payments the Company insures, inflation can mean that the real value of their fixed debt payments decreases, potentially making it relatively easier for obligors to service these fixed-rate debts and less likely for them to default. However, if inflation increases operating expenses and revenues or incomes do not keep pace, obligors may find it more difficult to make their payment obligations, even if nominal debt payments remain unchanged. Higher inflation can also lead to tighter monetary policies, which are actions taken by sovereign central banks to reduce the amount of money circulating in the economy, including raising interest rates, which can make refinancing or servicing debt more difficult. In addition, consumer price inflation in the U.K. affects reported net par outstanding for certain U.K. exposures with $24.5 billion of net par outstanding as of December 31, 2025, and also affects projected future installment premiums on the portion of such exposure that pays at least a portion of the premium on an installment basis over the term of the exposure.

At its September 2024 meeting, the Federal Open Market Committee (FOMC) decided to lower the federal funds rate, which was a reversal of the rate increases it had initiated in March 2022 to combat inflation. The federal funds rate is the rate at which banks lend to and borrow from each other, is the benchmark for most interest rates, and tends to influence mortgage rates. As the federal funds rate decreases, interest rates, including mortgage rates, tend to decrease. From September 2024 through December 2025, the FOMC lowered the federal funds rate from a target range of 5.25% to 5.50% to a range of 3.50% to 3.75%. Most recently, at its January 2026 meeting, the FOMC held the federal funds rate at a target range of 3.50% to 3.75%, stating that it is strongly committed to supporting maximum employment and returning inflation to its 2% objective. In considering the extent and timing of additional adjustments to the target range for the federal funds rate, the FOMC has indicated it will carefully assess incoming data, the evolving outlook, and the balance of risks. These assessments will take into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international developments.

From 2022 through February 2026, the Bank of England’s Monetary Policy Committee (MPC) took actions similar to those of the FOMC to combat inflation and spur economic growth. In 2022, the MPC raised the Bank of England base rate (Bank Rate) from historic lows in response to surging inflation, increasing the rate multiple times into 2023 as inflation remained high above MPC’s 2% target. By the end of 2023, the MPC signaled a pause in further increases as inflation began to decline and economic growth slowed. During 2024, as inflationary pressures eased further and the U.K. economy showed signs of stagnation or mild recession, the MPC kept the rate unchanged for most of the year, before beginning to decrease the Bank Rate in August 2024. In 2025 and early 2026, with inflation being closer to the MPC’s target level and economic growth slowed, the MPC further lowered the Bank Rate several times, standing at 3.75% as of February 5, 2026, aiming to support economic growth while maintaining price stability.

The level and direction of change of interest rates and credit spreads impact the Company in numerous ways. On the one hand, lower interest rates may increase the fair value of fixed-maturity securities currently held in the Company’s investment portfolio, encourage municipal and infrastructure bond issuance and positively impact the finances of some of the obligors whose payments the Company insures. On the other hand, lower interest rates may decrease the base on which the Company charges up-front premium on most new municipal and infrastructure bond transactions and may also decrease amounts the Company can earn on securities newly acquired for its investment portfolio. Lower interest rates also are often accompanied by narrower credit spreads, which may also decrease the level of premiums the Company can charge for transactions.

The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company’s largest financial guaranty insurance market, U.S. public finance. The MMD rate averaged 4.30% for 2025, higher than the 3.68% average rate in 2024 and higher than the 3.65% average rate for 2023. Meanwhile, the difference, or credit spread, between the 30-year BBB rated general obligation relative to the 30-year AAA MMD averaged 89 basis points (bps) in 2025, which is narrower compared to the 90 bps average for 2024 and compared to the 101 bps average for 2023. The Company believes that wider spreads could permit it to increase its premium rates on new business.

According to Freddie Mac, the 30-year fixed-rate mortgage rate averaged 6.15% for the week ending December 31, 2025, lower than the 30-year mortgage rate average of 6.85% from one year ago. The National Association of Realtors reported that there was a 1.4% increase in year-over-year existing-home sales from December 2024 to December 2025, and that the median existing-home sales price increased 0.4% from December 2024 ($403,700) to December 2025 ($405,400). Higher housing prices may benefit distressed RMBS the Company insures.

Key Business Strategies

The Company continually evaluates its business strategies and is currently pursuing key business strategies in four areas: (i) growth of its insurance and asset management businesses; (ii) loss mitigation; (iii) enhancement of investment returns through alternative investments; and (iv) capital management.

Insurance and Asset Management Growth

The Company seeks to grow its core financial guaranty insurance business through new business production in established sectors and jurisdictions and by entering into new markets, lines and classes of business. In addition, the Company seeks to leverage its core credit competencies by expanding its business into revenue streams independent of its financial guaranty insurance business, such as annuity reinsurance through its life and annuity reinsurance platform and its asset management business, with the objective of bolstering net income growth and predictability and generating high-return business opportunities.

Financial Guaranty Insurance Portfolio

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

In certain segments of the non-U.S. infrastructure and global structured finance markets, the Company believes its financial guaranty product is competitive with other financing options. In the infrastructure market, the Company’s financial guaranty can enhance the insured obligation’s rating, lower the cost of long-term funding and enhance the liquidity and transferability of debt obligations. Certain investors may receive advantageous capital requirement treatment with the addition of the Company’s financial guaranty. The Company considers its involvement in both infrastructure and structured finance transactions to be beneficial because such transactions diversify both the Company’s business opportunities and its risk profile beyond U.S. public finance. The timing of new business production in the infrastructure and structured finance sectors is influenced by typically long lead times and therefore production may vary from period to period.

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Year Ended December 31,
	2025	2024	2023
	(dollars in billions)
Par:
New municipal bonds issued	$570.3	$495.9	$362.8
Total insured	$42.9	$41.1	$31.8
Insured by Assured Guaranty	$25.1	$24.0	$19.5
Number of issues:
New municipal bonds issued	9,372	8,640	7,268
Total insured	1,809	1,680	1,397
Insured by Assured Guaranty	908	791	645
Bond insurance market penetration based on:
Par	7.5%	8.3%	8.8%
Number of issues	19.3%	19.4%	19.2%
Single A par sold	25.2%	24.0%	31.1%
Single A transactions sold	64.7%	64.1%	61.6%
$25 million and under par sold	24.2%	23.8%	24.6%
$25 million and under transactions sold	24.9%	24.6%	23.6%
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

The Company seeks to expand its financial guaranty business geographically by entering new markets; in 2024, the Company opened new offices in Australia and Singapore. The Company has recently undertaken, and continues to undertake, several initiatives to broaden its insurance lines and classes of business, and improve the efficiency of its secondary market execution. For example, the Company has enhanced its structured finance new business production by developing fund finance into a flow business line. In addition, the Company is pursuing nonpayment insurance business strategies through internal and/or external growth opportunities.

Life and Annuity Reinsurance

On January 21, 2026, the Company purchased all of the outstanding share capital in Warwick Company (UK) Limited (which is the 100% indirect owner of Assured Life Reinsurance Ltd. (Assured Life Re, f/k/a Warwick Re Limited), for a purchase price of $158 million, subject to certain post-closing adjustments (Assured Life Re Acquisition). Assured Life Re is a Class E long-term (life) reinsurance company incorporated and registered in Bermuda and is rated BBB (Outlook Positive) (1/28/26) by Fitch Ratings, Inc. Assured Life Re focuses on annuity reinsurance including U.K. bulk purchase annuity (pension risk transfers) and U.S. multi-year guaranteed annuity transactions. The Company believes that the acquisition of the Assured Life Re platform will provide it with life and annuity business opportunities that complement its financial guaranty and asset management businesses, are consistent with its risk profile and benefit from its core competencies, including credit enhancement. The Assured Life Re Acquisition represents the Company’s first platform dedicated solely to the life and annuity reinsurance business.

See Part I, Item 1A. Risk Factors – Strategic Risks, captioned “The Assured Life Re Acquisition may negatively impact the Company, including how it is perceived by its investors, regulators, rating agencies or obligors it insures, as well as Assured Life Re’s business relationships,” “Entering the life and annuity reinsurance business may present integration risks and other risks specific to the life and annuity reinsurance business that could have a negative effect on the Company’s business, results of operations or financial condition,” “Strategic transactions may not result in the benefits anticipated” and “The Company makes assumptions when pricing its life and annuity reinsurance products relating to longevity, mortality, policy lapses, withdrawals, surrenders, investment returns and expenses, and significant deviations in experience could negatively affect the Company’s financial condition and results of operations.”

The Company continues to investigate additional opportunities in the life and annuity reinsurance business and in other businesses in line with its risk profile and that would benefit from its core competencies.

Asset Management

The Company participates in the asset management business through its ownership interest in Sound Point, and does not directly manage investments for third parties. The Company’s ownership interest in Sound Point furthers its growth strategy of participating in a diversifying fee-based earnings stream independent of the risk-based premiums generated by its financial guaranty business. In addition to its ownership interest in Sound Point, the Company also has in place a letter agreement (Letter Agreement) with Sound Point relating to the Company’s alternative investments portfolio which supports other key strategic initiatives. See “Enhancement of Investment Returns Through Alternative Investments” below. See Item 8. Financial Statements and Supplementary Data, Note 1. Business and Basis of Presentation and Note 7. Investments and Cash, for a description of the Company’s participation in the asset management business through its ownership interest in Sound Point.

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

The Company also, from time to time and where appropriate, participates in litigation to enforce or defend its rights. For example, the Company initiated a number of legal actions to enforce its rights with respect to obligations of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations. In addition, the Company successfully defended claims brought by Lehman Brothers International (Europe) (in administration) (LBIE) and prevailed in its counterclaim against LBIE; following the exhaustion of LBIE’s appeals, the Company recognized a realized gain on credit derivatives in the first quarter of 2025 of $103 million, which represents the full satisfaction of the judgment it was awarded and its claims for attorneys’ fees, expenses and interest in connection with this litigation. See, Item 8. Financial Statements and Supplementary Data, Note 17. Contingencies, Litigation, for additional information.

The Company may also purchase Loss Mitigation Securities in order to mitigate the economic effect of insured losses. The fair value of Loss Mitigation Securities as of December 31, 2025 (excluding the value of the Company’s insurance) was $140 million.

In July 2025, the Company’s largest BIG exposure in the investment portfolio, which was obtained as part of a loss mitigation strategy, with an aggregate carrying value of $408 million as of June 30, 2025, reached its final resolution after many years of negotiation and was paid down after liquidation of the trust assets. The Company received $459 million in connection with this resolution, including principal, accrued interest and other expected recoveries. This resolution did not have a significant effect on the consolidated statements of operations. Also, in connection with the sale in October 2025 of a commercially leased building that was part of a loss mitigation strategy for a troubled insured exposure, the Company recognized a pre-tax gain of $23 million in the fourth quarter of 2025, and realized a positive inception-to-date internal rate of return on the insured exposure.

The Company is, and for several years has been, working with the servicers of some of the U.S. RMBS transactions it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans to help improve the performance of the related RMBS.

In some instances, the terms of the Company’s financial guaranty policies or the terms of certain workout orders and resolutions give it the option to pay principal on an accelerated basis on an obligation on which it has paid a claim, thereby reducing the amount of guaranteed interest due in the future. The Company has at times exercised this option, which uses cash but reduces projected future losses. The Company may also facilitate the issuance of refunding bonds, by either providing insurance on the refunding bonds or purchasing refunding bonds, or both. Refunding bonds may provide the issuer with payment relief.

Enhancement of Investment Returns Through Alternative Investments

The Company seeks to maintain an investment portfolio that supports the requirements of its insurance subsidiaries, strategic initiatives and liquidity needs, while maximizing the income it earns from such investments. In support of that goal, the Company aims to diversify the types of investments in its portfolio. The Company expects its relationship with Sound Point to enhance its alternative investment opportunities and the return on its investments. The Company has agreed to invest an aggregate amount of $1.5 billion in alternative investments, which includes $1 billion in Sound Point managed investments, subject to certain conditions precedent. See Item 8. Financial Statements and Supplementary Data, Note 7. Investments and Cash, for a description of the alternative investments agreement with Sound Point.

Capital Management

The Company’s capital management strategy is designed to efficiently allocate and utilize capital across the Assured Guaranty group in order to optimize outcomes for rating agency assessments, regulatory compliance and the Company’s own strategic initiatives and risk management requirements. The Company believes this disciplined approach to capital management supports the long-term stability and strength of Assured Guaranty, enabling it to advance its financial guaranty, asset management and annuity reinsurance businesses, and other corporate strategies. Assured Guaranty seeks to enhance financial flexibility and resiliency by proactively managing its capital and aligning resources with its business objectives and stakeholder interests.

From 2013 through February 25, 2026, the Company has repurchased 157 million common shares for $5.9 billion, representing 81% of the total shares outstanding at the beginning of the repurchase program in 2013. On August 6, 2025 and November 5, 2025, the Board authorized the repurchase of an additional $300 million and $100 million, respectively, of the Company’s common shares. As of February 25, 2026, the remaining amount the Company was authorized to purchase was $204 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 8. Financial Statements and Supplementary Data, Note 18. Shareholders’ Equity, for additional information about the Company’s repurchases of its common shares.

Summary of Share Repurchases

	Amount (1)	Number of Shares	Average price per share (1)
	(in millions, except per share data)
2013-2024	$5,362	150.27	$35.69
2025	500	5.82	85.92
2026 (through February 25, 2026)	47	0.55	86.66
Cumulative repurchases since the beginning of 2013	$5,909	156.64	37.73
____________________
(1)    Excludes commissions.

As of December 31, 2025, the estimated accretive effect of the cumulative repurchases of common shares since the beginning of 2013 was approximately: $68.77 per share in shareholders’ equity attributable to AGL, $69.94 per share in adjusted operating shareholders’ equity and $116.18 per share in adjusted book value (ABV).

Over the last several years, the Company has received approval from its insurance regulators to redeem a portion of its insurance subsidiaries’ stock and pay extraordinary dividends from its insurance subsidiaries. Most recently, in the third quarter of 2025, after receiving approval from the MIA, AG redeemed $250 million of its common stock from AGMH in exchange for $213 million in cash and $37 million in alternative investments.

The Company considers the appropriate mix of debt and equity in its capital structure. The Company may in the future choose to issue new debt or redeem or purchase its existing debt. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies.”

Executive Summary

The primary drivers of volatility in the Company’s net income include: loss and LAE, changes in fair value of certain alternative investments, credit derivatives, FG VIEs, CIVs, trading securities and CCS, as well as foreign exchange gains (losses), the level of refundings of insured obligations, the effects of any large transactions, settlements, commutations and loss mitigation strategies, among other factors. Changes in laws and regulations, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.

Financial Performance of Assured Guaranty

Financial Results

	Year Ended December 31,
	2025	2024	2023
	(in millions, except per share amounts)
GAAP
Net income (loss) attributable to AGL	$503	$376	$739
Net income (loss) attributable to AGL per diluted share	$10.26	$6.87	$12.30
Weighted average diluted shares	48.7	54.3	59.6

Non-GAAP (1)
Adjusted operating income (loss)	$445	$389	$648
Adjusted operating income per diluted share	$9.08	$7.10	$10.78
Weighted average diluted shares	48.7	54.3	59.6

Components of total adjusted operating income (loss)
Insurance segment	$508	$525	$621
Asset Management segment	20	5	3
Corporate division (2)	(89)	(135)	45
Other (3)	6	(6)	(21)
Adjusted operating income (loss)	$445	$389	$648

Insurance Segment
Gross written premiums (GWP)	$256	$440	$357
Present value of new business production (PVP) (1)	286	402	404
Gross par written	32,916	31,829	28,960

	As of December 31, 2025		As of December 31, 2024
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$5,663	$125.32	$5,495	$108.80
Adjusted operating shareholders’ equity (1)	5,729	126.78	5,795	114.75
ABV (1)	8,424	186.43	8,592	170.12
Common shares outstanding (4)	45.2		50.5
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
(4)    See “— Overview— Key Business Strategies — Capital Management” above for information on common share repurchases.

Consolidated Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Revenues:
Net earned premiums	$380	$403	$344
Net investment income	359	340	365
Asset management fees	—	—	53
Net realized investment gains (losses)	(40)	9	(14)
Fair value gains (losses) on credit derivatives	121	24	114
Fair value gains (losses) on CCS	20	(10)	(35)
Fair value gains (losses) on FG VIEs	6	(11)	8
Fair value gains (losses) on CIVs	79	69	88
Foreign exchange gains (losses) on remeasurement	96	(27)	53
Fair value gains (losses) on trading securities	13	52	74
Gain on sale of asset management subsidiaries	—	—	262
Other income (loss)	76	23	61
Total revenues	1,110	872	1,373
Expenses:
Loss and LAE (benefit)	56	(26)	162
Interest expense	89	91	90
Amortization of deferred acquisition costs (DAC)	22	20	13
Employee compensation and benefit expenses	209	202	251
Other operating expenses	174	159	217
Total expenses	550	446	733
Income (loss) before income taxes and equity in earnings (losses) of investees	560	426	640
Equity in earnings (losses) of investees	102	62	28
Income (loss) before income taxes	662	488	668
Less: Provision (benefit) for income taxes	119	96	(93)
Net income (loss)	543	392	761
Less: Noncontrolling interest (NCI)	40	16	22
Net income (loss) attributable to Assured Guaranty Ltd.	$503	$376	$739

Effective tax rate	17.9%	19.7%	(13.9)%

Net income attributable to AGL in 2025 was higher compared with 2024 primarily due to the following:

•foreign exchange remeasurement gains of $96 million in 2025, compared with losses of $27 million in 2024,
•a gain on credit derivatives related to the resolution of the LBIE litigation of $103 million in 2025,
•higher other income due to a gain of $23 million recognized in connection with the sale in 2025 of a commercially leased building that was part of a loss mitigation strategy for a troubled insured exposure and $15 million associated with the workout and purchase of bonds issued by a U.K. regulated utility to which the Company has insured exposure and interest on late financial guaranty premiums,
•higher equity in earnings of investees in 2025, primarily generated by the Company’s investments in Sound Point, healthcare funds and legacy alternative investments, and
•fair value gains on committed capital securities in 2025, compared with losses in 2024.

These increases were partially offset by:

•loss and LAE in 2025 of $56 million, compared with a benefit of $26 million in 2024,
•net realized investment losses in 2025 primarily due to changes in the allowance for credit losses for alternative investments and Loss Mitigation Securities,
•lower fair value gains on trading securities in 2025, and
•lower net earned premiums in 2025, compared with 2024 due to lower refundings of financial guaranty insurance exposures.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries in the jurisdiction in which they are taxed, with U.S. subsidiaries and foreign subsidiaries that have made an election to be a U.S. taxpayer taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 25% for periods starting April 1, 2023, and 19% for periods ending on or before March 31, 2023, and the French subsidiary taxed at the French marginal corporate tax rate of 25%, and AG Re and Cedar Personnel Ltd. taxed at the Bermuda marginal corporate tax rate of 15% starting January 1, 2025 and 0% for 2024 and 2023. See Part I, Item 1. Business – Regulation, and Part II, Item 8. Financial Statements and Supplementary Data, Note 13. Income Taxes.

Adjusted Operating Income

Adjusted operating income in 2025 was $445 million, compared with $389 million in 2024. The increase was primarily due to the gain related to the resolution of the LBIE litigation in 2025, higher equity in earnings of investees and the gain recognized in connection with the sale of a commercially leased building that was part of a loss mitigation strategy for a troubled insured exposure, offset in part by a higher loss expense in public finance sectors, lower fair value gains on the trading portfolio and lower earned premiums on refundings of financial guaranty insurance contracts in 2025. See “— Results of Operations — Reconciliation to GAAP” for the reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

Book Value and ABV

Shareholders’ equity attributable to AGL as of December 31, 2025 increased compared with December 31, 2024, primarily due to net income and unrealized gains on the investment portfolio, partially offset by share repurchases and dividends. Adjusted operating shareholders’ equity and ABV decreased primarily due to share repurchases and dividends, partially offset by adjusted operating income and GWP. See “— Non-GAAP Financial Measures” below for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and ABV.

On a per share basis, shareholders’ equity attributable to AGL, adjusted operating shareholders’ equity and ABV increased as of December 31, 2025 compared with December 31, 2024, due, in part, to the accretive effect of the share repurchase program. See “— Non-GAAP Financial Measures” for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and ABV.

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

Russia’s Invasion of Ukraine

Russia’s invasion of Ukraine has led to the imposition of economic sanctions by many western countries against Russia and certain Russian individuals, dislocation in global energy markets, massive refugee movements and payment default by certain Russian credits. The economic sanctions imposed by western governments, along with decisions by private companies regarding their presence in Russia, continue to reduce western economic ties to Russia and to reshape global economic and political ties more generally, and the Company cannot predict all of the potential effects of the conflict on the world or the Company.

The Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no material direct exposure to Ukraine or Russia. In fact, the Company’s direct insurance exposure to Eastern Europe generally is limited to $198 million in net par outstanding as of December 31, 2025, comprising of the sovereign debt of Poland. The Company rates this exposure investment grade.

Middle East Conflict

In light of events in the Middle East that began on October 7, 2023, the Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, for exposures to the Middle East. After review, the Company’s surveillance and treasury functions have identified no material direct exposure to such area. The Company’s direct insurance exposure to the Middle East is generally limited to funded and unfunded commitments to fund finance facilities. When fund finance facilities are launched, they obtain aggregate commitments across numerous investors in the fund. For certain facilities guaranteed by the Company, a small minority of investors are domiciled in the Middle East, which are generally sovereign wealth funds and pensions. Fund finance facilities guaranteed by the Company are always overcollateralized with uncalled capital commitments exceeding borrowings, and defaults of Middle East investors alone cannot cause a loss. Such facilities have additional mitigants, including the ability to call on performing investors to cover the obligations of defaulting investors and rights to sell defaulting positions to other investors at a discount. The Company rates all such insurance exposure investment grade.

January 2025 Los Angeles Wildfires

In January 2025, a series of destructive wildfires affected Los Angeles, California. The Company’s surveillance function has reviewed the Company’s insurance portfolio for exposures located within Los Angeles County and currently has not identified any material impact on the ability of such exposures to pay their obligations.

2026 U.S. Operation in Venezuela

On January 3, 2026, the U.S. executed an operation within Venezuela apprehending President Nicholas Maduro and his wife Cilia Flores who were taken to New York City and indicted in the U.S. Southern District Court of New York on several charges related to narcoterrorism. In light of this development, the Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no direct exposure to Venezuela. The Company’s direct insurance exposure to South America is generally limited to $128 million in net par outstanding as of December 31, 2025, comprising of infrastructure finance in Colombia and Chile. The Company rates these exposures investment grade.

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

Listed below are the accounting estimates that the Company believes are most dependent on the application of judgment and assumptions. See Item 8. Financial Statements and Supplementary Data, Note 1. Business and Basis of Presentation, for the Company’s list of significant accounting policies which includes a reference to the applicable note where further details regarding the significant estimates and assumptions are provided. In addition, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk, for further details regarding sensitivity analyses.

•Expected loss to be paid (recovered);
•Fair value of certain assets and liabilities, primarily:
•Investments (primarily alternative investments)
•Assets and liabilities of FG VIEs;
•Impairments of equity method investments and credit allowances for financial instruments; and
•Income tax assets and liabilities, including the recoverability of all deferred tax assets (liabilities) and in particular the Bermuda deferred tax asset recorded in 2023.

Results of Operations by Segment

The Company analyzes the operating performance of each segment using each segment’s adjusted operating income as described in Item 8. Financial Statements and Supplementary Data, Note 2. Segment Information.
Insurance Segment Results

Insurance Segment Results

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Segment revenues
Net earned premiums and credit derivative revenues	$435	$417	$357
Net investment income	358	339	370
Foreign exchange gains (losses) on remeasurement	11	(1)	3
Fair value gains (losses) on trading securities	13	52	74
Other income (loss)	53	14	51
Total segment revenues	870	821	855
Segment expenses
Loss expense (benefit)	(8)	(18)	161
Amortization of DAC	22	20	13
Employee compensation and benefit expenses	182	170	154
Other operating expenses	125	117	107
Total segment expenses	321	289	435
Equity in earnings (losses) of investees	63	102	82
Segment adjusted operating income (loss) before income taxes	612	634	502
Less: Provision (benefit) for income taxes	104	109	(119)
Segment adjusted operating income (loss)	$508	$525	$621

Net Earned Premiums and Credit Derivative Revenues

Premiums are earned over the contractual lives, or in the case of insured obligations backed by homogeneous pools of assets, the remaining expected lives, of financial guaranty insurance contracts. The Company periodically estimates remaining expected lives of its insured obligations backed by homogeneous pools of assets and makes prospective adjustments for such changes in expected lives. Scheduled net earned premiums decrease each year unless replaced by a higher amount of new business, or books of business acquired in business combinations. See Item 8. Financial Statements and Supplementary Data, Note 5. Contracts Accounted for as Insurance, Premiums, for additional information.

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

Terminations are generally negotiated agreements with beneficiaries resulting in the extinguishment of the Company’s insurance obligation. Terminations have historically been more common in the structured finance sector, but may also occur in the public finance sector. While each termination may have different terms, they all result in the expiration of the Company’s insurance risk, the acceleration of the recognition of the associated deferred premium revenue and the reduction of any remaining premiums receivable.

Insurance Segment
Net Earned Premiums and Credit Derivative Revenues

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net earned premiums:
Financial guaranty insurance:
Public finance
Scheduled net earned premiums (1)	$279	$264	$252
Refundings and terminations	30	69	29
Total public finance	309	333	281
Structured finance
Scheduled net earned premiums (1)	69	63	62
Accelerations	—	2	—
Total structured finance	69	65	62
Specialty insurance and reinsurance	5	8	4
Total net earned premiums	383	406	347

Credit derivative revenues	52	11	10
Total net earned premiums and credit derivative revenues	$435	$417	$357
____________________
(1)    Includes accretion of discount.

Net earned premiums and credit derivative revenues increased in 2025 compared with 2024 primarily due to credit derivative revenues related to the resolution of the LBIE litigation (see Item 8. Financial Statements and Supplementary Data, Note 6. Contracts Accounted for as Credit Derivatives) and earnings on large transactions and supplemental premiums written in 2024, partially offset by lower financial guaranty insurance refundings and terminations. As of December 31, 2025, $3.6 billion of net deferred premium revenue remained to be earned over the life of the financial guaranty insurance contracts.

New Business Production

Gross Written Premiums and New Business Production

	Year Ended December 31,
	2025	2024	2023
	(in millions)
GWP
Public finance—U.S.	$230	$259	$211
Public finance—non-U.S.	(9)	136	82
Structured finance—U.S.	7	20	59
Structured finance—non-U.S.	28	25	5
Total GWP	$256	$440	$357

PVP (1):
Public finance—U.S.	$206	$270	$212
Public finance—non-U.S.	37	67	83
Structured finance—U.S.	13	25	68
Structured finance—non-U.S.	30	40	41
Total PVP	$286	$402	$404

Gross Par Written (1):
Public finance—U.S.	$27,448	$23,758	$22,464
Public finance—non-U.S.	1,385	2,673	1,544
Structured finance—U.S.	503	1,476	1,886
Structured finance—non-U.S.	3,580	3,922	3,066
Total gross par written	$32,916	$31,829	$28,960
____________________
(1)    PVP and Gross Par Written in the table above are based on “close date,” when the transaction settles. See “— Non-GAAP Financial Measures — PVP or Present Value of New Business Production.” PVP was discounted at 5.0% in both 2025 and 2024 and 4.0% in 2023.

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

U.S. public finance GWP and PVP include transactions closed in both the primary and secondary markets. Secondary market GWP and PVP each increased to $44 million in 2025 from $8 million in 2024. The Company’s par written in the secondary market represented 7.3% of U.S. public finance par written in 2025, compared with 2.5% in 2024.

U.S. public finance GWP and PVP in the primary market were higher in 2024 primarily due to a large transportation revenue transaction that was written in 2024. U.S. public finance GWP and PVP in 2025 included transportation revenue and infrastructure transactions. The Company’s primary par written represented 58% of the total U.S. primary municipal market insured par sold in both 2025 and in 2024, and the Company’s penetration of all municipal issuance was 4.4% in 2025 compared with 4.8% in 2024.

GWP for non-U.S. public finance in 2025 were negative primarily due to the early repayment of several U.K. sub-sovereign credits. GWP for non-U.S. public finance in 2024 included a change in the present value of future premiums on a large existing transaction, which was not a result of new business production and therefore excluded from PVP. Non-U.S. public finance PVP in 2025 was lower than PVP in 2024, primarily due to a lower volume of large transactions in 2025. Non-U.S. public finance PVP in 2025 included several primary infrastructure finance transactions in the European Union and secondary transactions in the U.K.

U.S. and non U.S. structured finance GWP and PVP in 2025 were primarily attributable to fund finance facilities, insurance securitizations, the upsize of a transaction providing protection on a core lending portfolio for an Australian bank, and consumer receivable transactions.

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

CVIs issued by Puerto Rico and received as part of the resolution of defaulting Puerto Rico exposures in 2022 are classified as trading with changes in fair value reported in “fair value gains (losses) on trading securities” in the consolidated statements of operations. The fair value of remaining CVIs as of December 31, 2025 and December 31, 2024 was $114 million and $123 million, respectively.

Equity method investments in the Insurance segment include certain alternative investments. The income (loss) on such investments is reported in “equity in earnings (losses) of investees” and typically represents the Company’s share of earnings of its investees. As part of stock redemptions that occurred in 2025 and 2024, certain alternative investments were distributed to AGMH, whose results are reported in the Corporate division.

Insurance Segment
Income from Investments (1)

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net investment income
Fixed-maturity securities, available-for-sale	$312	$263	$297
Short-term investments	39	70	65
Intercompany loans	9	10	10
Other invested assets	3	1	3
Investment income	363	344	375
Investment expenses	(5)	(5)	(5)
Net investment income	$358	$339	$370

Fair value gains (losses) on trading securities	$13	$52	$74

Equity in earnings (losses) of investees
CLOs	$1	$47	$50
Private healthcare investing	21	11	19
Asset-based/specialty finance	35	24	5
Private minority stakes in alternative asset manager	—	17	2
Commercial real estate finance	1	—	—
Other	5	3	6
Equity in earnings (losses) of investees	$63	$102	$82
____________________
(1)    Foreign exchange gains on remeasurement of certain investments were $5 million for 2025 and $1 million for 2023.

Net investment income for 2025 increased compared to 2024, primarily due to investment income on CLO equity tranches in the available-for-sale portfolio. Certain CLO equity tranche investments were reclassified to the available-for-sale fixed-maturity portfolio in the fourth quarter of 2024, with interest income now reported in “net investment income,” and changes in fair value reported in “other comprehensive income.” The Company had previously held the CLO equity tranches in a Sound Point managed fund with changes in net asset value (NAV) reported in “equity in earnings (losses) of investees.” Short-term investment income declined as a result of lower short-term interest rates and lower short-term average investment balances. The overall pre-tax book yield of available-for-sale fixed-maturity securities and short-term investments was 4.76% as of December 31, 2025 and 4.57% as of December 31, 2024.

Equity in earnings (losses) of investees for 2025 decreased compared to 2024, primarily due to the reclassification of certain CLO equity tranches to the available-for-sale portfolio, as described above. In addition, equity in earnings (losses) of investees in 2024 included $18 million related to certain alternative investments reported in “private minority stakes in alternative asset manager” and “other” in the table above that AG transferred to AGMH as part of a stock redemption in 2024. These decreases were partially offset by an increase in the NAV of a asset based/specialty finance and private healthcare funds in 2025.

Other Income (Loss)

The increase in “other income (loss)” in 2025 compared with 2024 was primarily attributable to a gain of $23 million recognized in connection with the sale in 2025 of a commercially leased building that was part of a loss mitigation strategy for a troubled insured exposure and $15 million associated with the workout and purchase of bonds issued by a U.K. regulated utility to which the Company has insured exposure and interest on late financial guaranty premiums.

Economic Loss Development (Benefit)

     The insured portfolio includes policies accounted for under several different accounting models depending on the characteristics of the contract and the Company’s control rights. For a discussion of methodologies and significant estimates for expected loss to be paid (recovered), see Item 8. Financial Statements and Supplementary Data, Note 4. Expected Loss to be

Paid (Recovered). For the GAAP accounting policies for measurement and recognition for each type of contract, see the notes listed below in Item 8. Financial Statements and Supplementary Data.

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

Current risk-free rates are used to discount expected losses at the end of each reporting period. Therefore, changes in such rates from period to period affect economic loss development and loss and LAE. However, the effect of changes in discount rates is not indicative of actual credit impairment or improvement. The weighted average discount rates used to discount expected losses (recoveries) were 3.92%, 4.38% and 4.09% as of December 31, 2025, 2024 and 2023, respectively.

The composition of economic loss development (benefit) by accounting model and by sector is presented in the tables that follow, and the drivers of economic loss development (benefit) are discussed below.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of December 31,		Year Ended December 31,
Accounting Model	2025	2024	2025		2024	2023
	(in millions)
Insurance	$88	$90	$59		$(1)	$174
FG VIEs	13	16	(5)		(1)	(11)
Credit derivatives	—	—	(63)	(1)	(1)	1
Total	$101	$106	$(9)		$(3)	$164

	(in billions)
Net exposure rated BIG	$8.77	$10.19
____________________
(1)    Includes $63 million of recoveries related to the resolution of the LBIE litigation.

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Year Ended December 31, 2025
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2024	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2025
	(in millions)
Public finance:
U.S. public finance	$18	$64	$(113)	$(31)
Non-U.S. public finance	98	33	(5)	126
Public finance	116	97	(118)	95
Structured finance:
U.S. RMBS	(43)	(43)	32	(54)
Other structured finance	33	(63)	90	60
Structured finance	(10)	(106)	122	6
Total	$106	$(9)	$4	$101

	Year Ended December 31, 2024
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2023	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2024
	(in millions)
Public finance:
U.S. public finance	$398	$(9)	$(371)	$18
Non-U.S. public finance	20	81	(3)	98
Public finance	418	72	(374)	116
Structured finance:
U.S. RMBS	43	(75)	(11)	(43)
Other structured finance	44	—	(11)	33
Structured finance	87	(75)	(22)	(10)
Total	$505	$(3)	$(396)	$106
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”

The effects of changes in the risk-free rates included in economic loss development (benefit) were losses of $7 million and $4 million in 2025 and 2024, respectively.

2025 Net Economic Loss Development

Public Finance: The economic loss development of $64 million for U.S. public finance exposures was primarily attributable to PREPA and certain healthcare exposures. The economic loss development of $33 million for non-U.S. public finance exposures was primarily attributable to certain U.K. student accommodation and U.K. regulated utility exposures.

U.S. RMBS: The economic benefit attributable to U.S. RMBS of $43 million was mainly attributable to a $33 million benefit from higher assumed and realized recoveries for secured second lien charged-off loans.

Other Structured Finance: The benefit attributable to other structured finance of $63 million was primarily attributable to recoveries related to the resolution of the LBIE litigation (see Item 8. Financial Statements and Supplementary Data, Note 6. Contracts Accounted for as Credit Derivatives).

See Item 8. Financial Statements and Supplementary Data, Note 4. Expected Loss to be Paid (Recovered), for additional information.

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

While expected loss to be paid (recovered) is an important measure that provides the present value of amounts that the Company expects to pay or recover in future periods regardless of accounting model, expected loss to be expensed is important because it presents the Company’s projection of net expected losses that will be recognized in the consolidated statements of operations in future periods as deferred premium revenue amortizes into income for financial guaranty insurance policies. For additional information on the expected timing of net expected losses to be expensed, see Item 8. Financial Statements and Supplementary Data, Note 5. Contracts Accounted for as Insurance.

The amount of Insurance segment loss expense, which includes losses on policies regardless of form, is a function of the amount of economic loss development discussed above and the deferred premium revenue amortization in a given period, on a contract-by-contract basis. The following table presents the Insurance segment loss expense (benefit).

Insurance Segment
Loss Expense (Benefit)

	Year Ended December 31,
	2025	2024	2023
	(in millions)
U.S. public finance	$62	$24	$191
Non-U.S. public finance	20	4	—
Structured finance:
U.S. RMBS	(27)	(50)	(36)
Other structured finance (1)	(63)	4	6
Structured finance	(90)	(46)	(30)
Total Insurance segment loss expense (benefit)	$(8)	$(18)	$161
____________________
(1)    2025 includes $63 million of recoveries in connection with the resolution of the LBIE litigation. See Item 8. Financial Statements and Supplementary Data, Note 6. Contracts Accounted for as Credit Derivatives.

Employee Compensation and Benefit Expenses

The increase in employee compensation and benefit expenses to $182 million 2025 from $170 million in 2024 was primarily attributable to higher long-term compensation expenses, increase in headcount and other employee benefit costs.

Asset Management Segment Results

Asset Management Segment Results

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Segment revenues	$29	$10	$76
Less: Segment expenses	17	6	78
Equity in earnings (losses) of investees	14	2	5
Segment adjusted operating income (loss) before income taxes	26	6	3
Less: Provision (benefit) for income taxes	6	1	—
Segment adjusted operating income (loss)	$20	$5	$3

Results in the table above primarily represent (i) equity in earnings (losses) of Sound Point since the third quarter of 2023 (Sound Point results are reported on a one-quarter lag), net of the amortization of finite-lived intangible assets associated with the basis difference in Sound Point, (ii) an impairment loss of $3 million in 2024 for a small financial services advisory firm, and (iii) other asset management related income.

Corporate Division Results

Corporate Division Results

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Revenues
Gain on sale of asset management subsidiaries	$—	$—	$262
Other	14	17	13
Total revenues	14	17	275
Expenses
Interest expense	98	101	99
Employee compensation and benefit expenses	27	32	38
Other operating expenses	32	36	79
Total expenses	157	169	216
Equity in earnings (losses) of investees	48	5	—
Adjusted operating income (loss) before income taxes	(95)	(147)	59
Less: Provision (benefit) for income taxes	(6)	(12)	14
Adjusted operating income (loss)	$(89)	$(135)	$45

Corporate division interest expense primarily relates to debt issued by the AGUS and AGMH (U.S. Holding Companies), and also includes intersegment interest expense. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies, Intercompany Loans Payable” for additional information.

Equity in earnings of investees in 2025 and 2024 relates to certain alternative investments, that AG transferred to AGMH as part of stock redemptions in 2024 and 2025. See “— Liquidity and Capital Resources—Insurance Subsidiaries—Stock Redemptions by Insurance Subsidiaries” below. The carrying value of these transferred investments as of December 31, 2025 was $184 million.

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

Other (Effect of Consolidating FG VIEs and CIVs)

The effect of consolidating FG VIEs and CIVs, intersegment eliminations and, prior to July 1, 2023, reclassifications of reimbursable fund expenses to revenue are presented in “other.” See Item 8. Financial Statements and Supplementary Data, Note 2. Segment Information.

As described in Item 8. Financial Statements and Supplementary Data, Note 8. Variable Interest Entities, the types of entities the Company consolidates when it is deemed to be the primary beneficiary primarily include: (i) FG VIEs; and (ii) CIVs. The Company eliminates the effects of intercompany transactions between its FG VIEs and CIVs and its insurance and asset management subsidiaries, as well as intercompany transactions between CIVs.

Consolidating FG VIEs (as opposed to accounting for the related insurance contracts in the Insurance segment), has a gross-up effect on the consolidated financial statements, and includes: (i) the establishment of the FG VIEs’ assets and liabilities and related changes in fair value on the consolidated financial statements; (ii) eliminating the premiums and losses/recoveries associated with the financial guaranty insurance contracts between the insurance subsidiaries and the FG VIEs; and (iii) eliminating the investment balances associated with the insurance subsidiaries’ purchases of the debt obligations of the FG VIEs.

Consolidating investment vehicles in which the Company invests (as opposed to accounting for them as equity method investments) has a significant effect on assets, liabilities and cash flows, and includes: (i) the establishment of the assets and liabilities of the CIVs, and related changes in fair value; (ii) eliminating the asset management fees earned by AssuredIM from the CIVs (prior to July 1, 2023); (iii) eliminating the equity method investments of the insurance subsidiaries, and related equity in earnings (losses) of investees; and (iv) establishing NCI for amounts not owned by the Company. The economic effect of AG’s ownership interests in CIVs is presented in the Insurance segment as “equity in earnings (losses) of investees,” while the effect of CIVs is presented as separate line items (“fair value gains (losses) on consolidated investment vehicles” and “noncontrolling interest”) on a consolidated basis.

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

	Year Ended December 31,
	2025	2024	2023
Effect on Financial Statement Line Item	(in millions)
Fair value gains (losses) on FG VIEs (1)	$6	$(11)	$8
Fair value gains (losses) on CIVs	79	69	88
Equity in earnings (losses) of investees (2)	(23)	(47)	(59)
Other (3)	(14)	(3)	(41)
Effect on income before tax	48	8	(4)
Less: Tax provision (benefit)	2	(2)	(5)
Effect on net income (loss)	46	10	1
Less: Effect on NCI (4)	40	16	22
Effect on net income (loss) attributable to AGL	$6	$(6)	$(21)

By Type of VIE
FG VIEs	$(2)	$(10)	$(4)
CIVs	8	4	(17)
Effect on net income (loss) attributable to AGL	$6	$(6)	$(21)
____________________
(1)    Changes in fair value of the FG VIEs’ assets and liabilities reported in the statements of operations are attributable to factors other than (i) changes in the Company’s own credit risk on the FG VIEs’ liabilities with recourse and (ii) unrealized gains and losses on available-for-sale fixed maturity securities.
(2)    Represents the elimination of the equity in earnings (losses) of investees of the Company’s investments in certain alternative investments, primarily Sound Point funds (and prior to July 1, 2023, AssuredIM managed funds).
(3)    Includes net earned premiums, net investment income, foreign exchange gains (losses) on remeasurement, other income (loss), loss and LAE (benefit) and, for 2023, other operating expenses and asset management fees.
(4)    Represents the proportion of consolidated funds managed by Sound Point and, prior to July 1, 2023, AssuredIM funds’ income that is not attributable to the Company’s ownership interest.
Reconciliation to GAAP

Reconciliation of Net Income (Loss) Attributable to AGL
to Adjusted Operating Income (Loss)

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net income (loss) attributable to AGL	$503	$376	$739
Less pre-tax adjustments:
Realized gains (losses) on investments	(40)	9	(14)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	6	14	106
Fair value gains (losses) on CCS	20	(10)	(35)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	85	(26)	51
Total pre-tax adjustments	71	(13)	108
Less tax effect on pre-tax adjustments	(13)	—	(17)
Adjusted operating income (loss)	$445	$389	$648

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $2, $(2) and $(5)) included in adjusted operating income	$6	$(6)	$(21)

	Year Ended December 31,
	2025	2024	2023
	(per diluted share amounts)
Net income (loss) attributable to AGL	$10.26	$6.87	$12.30
Less pre-tax adjustments:
Realized gains (losses) on investments	(0.82)	0.16	(0.23)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	0.12	0.27	1.75
Fair value gains (losses) on CCS	0.40	(0.19)	(0.57)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	1.74	(0.47)	0.84
Total pre-tax adjustments	1.44	(0.23)	1.79
Less tax effect on pre-tax adjustments	(0.26)	—	(0.27)
Adjusted operating income (loss)	$9.08	$7.10	$10.78

Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income	$0.13	$(0.12)	$(0.35)

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Gross realized gains on sales of available-for-sale securities	$5	$3	$21
Gross realized losses on sales of available-for-sale securities	(14)	(12)	(19)
Net foreign currency gains (losses)	—	(2)	(1)
Change in the allowance for credit losses and intent to sell	(29)	18	(14)
Other net realized gains (losses)	(2)	2	(1)
Net realized investment gains (losses)	$(40)	$9	$(14)

The change in the allowance for credit losses for 2025 was primarily associated with CLO equity tranches and Loss Mitigation Securities. The change in the allowance for credit losses for 2024 was primarily related to Loss Mitigation Securities.

Non-Credit Impairment-Related Unrealized Fair Value Gains (Losses) on Credit Derivatives

Changes in the fair value of credit derivatives occur because of changes in the Company’s own credit rating and credit spreads, collateral credit spreads, notional amounts, credit ratings of the referenced entities, expected terms, realized gains (losses) and other settlements, interest rates and other market factors. The components of changes in fair value of credit derivatives related to credit derivative revenues and changes in expected losses are included in Insurance segment results. Non-credit impairment-related changes in unrealized fair value gains and losses on credit derivatives are not included in the Insurance segment measure of adjusted operating income because they do not represent actual claims or losses and are expected to reverse to zero as the exposure approaches its maturity date. Changes in the fair value of the Company’s credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company’s statutory claims-paying resources, rating agency capital or regulatory capital positions. Unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods. Except for underlying credit impairment, which is recognized as loss expense in the Insurance segment, the fair value adjustments on credit derivatives in the insured portfolio are non-economic adjustments that reverse to zero over the remaining term of that portfolio. See Item 8. Financial Statements and Supplementary Data, Note 9. Fair Value Measurement, for additional information.

During 2025, non-credit impairment-related unrealized fair value gains of $6 million were primarily due to generally lower collateral asset spreads. During 2024, non-credit impairment-related unrealized fair value gains of $14 million were generated primarily due to the termination of certain structured finance policies and generally lower collateral asset spreads.

Fair Value Gains (Losses) on CCS

Fair value gains on CCS of $20 million in 2025 were primarily due to changes in the rate environment and market view on liquidity of floating rate instruments. Fair value losses on CCS of $10 million in 2024 were primarily due to a tightening in market spreads. Fair value gains (losses) on CCS are heavily affected by, and in part fluctuate with, changes in market credit spreads and interest rates, and other market factors and are not expected to result in an economic gain or loss. See Item 8. Financial Statements and Supplementary Data, Note 9. Fair Value Measurement.

Foreign Exchange Gains (Losses) on Remeasurement

Foreign exchange gains of premiums receivable and loss and LAE reserves of $85 million, losses of $26 million and gains of $51 million in 2025, 2024 and 2023, respectively, primarily relate to remeasurement of long-dated premiums receivable, for which the Company records the present value of future installment premiums. Foreign exchange gains and losses are mainly due to changes in the exchange rate of the pound sterling and, to a lesser extent, the euro relative to the U.S. dollar. Approximately 68% and 69% of gross premiums receivable, net of commissions payable as of December 31, 2025 and December 31, 2024, respectively, are denominated in currencies other than the U.S. dollar. Premiums on European infrastructure and structured finance transactions typically are paid, in whole or in part, on an installment basis, whereas premiums on U.S. public finance transactions are often paid upfront.

The following table presents the foreign exchange rates as of the balance sheet dates.

Foreign Exchange Rates
U.S. Dollar Per Foreign Currency

	As of December 31,
	2025	2024	2023
Pound sterling	$1.348	$1.252	$1.273
Euro	$1.175	$1.035	$1.104

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

	As of December 31, 2025		As of December 31, 2024
	Total	Per Share	Total	Per Share
	(dollars in millions, except share amounts)
Shareholders’ equity attributable to AGL	$5,663	$125.32	$5,495	$108.80
Less pre-tax adjustments:
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	55	1.21	49	0.96
Fair value gains (losses) on CCS	22	0.48	2	0.05
Unrealized gain (loss) on investment portfolio	(149)	(3.28)	(397)	(7.86)
Less taxes	6	0.13	46	0.90
Adjusted operating shareholders’ equity	5,729	126.78	5,795	114.75
Pre-tax adjustments:
Less: Deferred acquisition costs	192	4.25	176	3.47
Plus: Net present value of estimated net future revenue	194	4.30	202	3.99
Plus: Net deferred premium revenue on financial guaranty contracts in excess of expected loss to be expensed	3,367	74.51	3,473	68.75
Plus taxes	(674)	(14.91)	(702)	(13.90)
ABV	$8,424	$186.43	$8,592	$170.12

Gain (loss) related to FG VIE and CIV consolidation included in:
Adjusted operating shareholders’ equity (net of tax provision (benefit) of $2 and $0)	$8	$0.18	$—	$0.01
ABV (net of tax provision (benefit) of $1 and $(2))	3	0.07	(6)	(0.13)

Net Present Value of Estimated Net Future Revenue

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

Reconciliation of GWP to PVP

	Year Ended December 31, 2025
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$230	$(9)	$7	$28	$256
Less: Installment GWP and other GAAP adjustments (1)	80	(9)	6	28	105
Upfront GWP	150	—	1	—	151
Plus: Installment premiums and other (2)	56	37	12	30	135
PVP	$206	$37	$13	$30	$286

	Year Ended December 31, 2024
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$259	$136	$20	$25	$440
Less: Installment GWP and other GAAP adjustments (1)	143	115	17	25	300
Upfront GWP	116	21	3	—	140
Plus: Installment premiums and other (2)	154	46	22	40	262
PVP	$270	$67	$25	$40	$402

	Year Ended December 31, 2023
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$211	$82	$59	$5	$357
Less: Installment GWP and other GAAP adjustments (1)	109	74	59	5	247
Upfront GWP	102	8	—	—	110
Plus: Installment premiums and other (2)	110	75	68	41	294
PVP	$212	$83	$68	$41	$404
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

Insured Portfolio

Financial Guaranty Exposure

The following tables present information in respect of the financial guaranty insured portfolio to supplement the disclosures and discussion provided in Item 8. Financial Statements and Supplementary Data, Note 3. Outstanding Exposure. Unless otherwise noted, ratings on Assured Guaranty’s insured portfolio are Assured Guaranty’s internal ratings. Internal credit ratings are expressed on a rating scale similar to that used by the rating agencies and generally reflect an approach similar to that employed by the rating agencies, except that Assured Guaranty’s internal credit ratings focus on future performance, rather than lifetime performance.

The tables below show the Company’s ten largest U.S. public finance, U.S. structured finance and non-U.S. exposures by revenue source, excluding related authorities and public corporations, as of December 31, 2025.

Ten Largest U.S. Public Finance Exposures by Revenue Source
As of December 31, 2025

	Net Par Outstanding	Percent of Total U.S. Public Finance Net Par Outstanding	Rating
	(dollars in millions)
JFK New Terminal One, New York	$2,209	1.0%	BBB-
Pennsylvania (Commonwealth of)	1,852	0.9	BBB
Metro Washington Airports Authority (Dulles Toll Road)	1,629	0.7	BBB+
New Jersey (State of)	1,570	0.7	BBB
Alameda Corridor Transportation Authority, California	1,427	0.7	BBB
Lower Colorado River Authority	1,333	0.6	A
New York Power Authority	1,306	0.6	AA-
New York Metropolitan Transportation Authority	1,303	0.6	A-
Foothill/Eastern Transportation Corridor Agency, California	1,284	0.6	BBB+
CommonSpirit Health, Illinois	1,231	0.6	A-
Total of top ten U.S. public finance exposures	$15,144	7.0%

Ten Largest U.S. Structured Finance Exposures
As of December 31, 2025

	Net Par Outstanding	Percent of Total U.S. Structured Finance Net Par Outstanding	Rating
	(dollars in millions)
Private US Insurance Reserve Financing	$1,102	14.0%	AA-
Private US Insurance Reserve Financing	1,100	14.0	AA
Private US Insurance Reserve Financing	1,000	12.7	AA-
Private US Insurance Reserve Financing	425	5.4	AA-
Private US Insurance Reserve Financing	398	5.1	AA-
Private Middle Market CLO	200	2.5	AA
Private US Insurance Securitization	177	2.2	A
Private Middle Market CLO	125	1.6	BBB+
Private US Insurance Securitization	114	1.6	AA
Private Fund Finance Transaction	105	1.3	A-
Total of top ten U.S. structured finance exposures	$4,746	60.4%

Ten Largest Non-U.S. Exposures
As of December 31, 2025

	Country	Net Par Outstanding	Percent of Total Non-U.S. Net Par Outstanding	Rating
		(dollars in millions)
Southern Water Services Limited	United Kingdom	$2,866	5.3%	BBB-
Thames Water Utilities Finance PLC	United Kingdom	2,400	4.4	B
Dwr Cymru Financing Limited	United Kingdom	2,060	3.8	A-
Anglian Water Services Financing PLC	United Kingdom	1,923	3.5	A-
National Grid Gas PLC	United Kingdom	1,864	3.5	A-
Yorkshire Water Services Finance Plc	United Kingdom	1,384	2.6	BBB
Channel Link Enterprises Finance PLC	France, United Kingdom	1,315	2.4	BBB
Severn Trent Water Utilities Finance Plc	United Kingdom	1,087	2.0	BBB+
Capital Hospitals (Issuer) PLC	United Kingdom	1,060	2.0	BBB-
United Utilities Water PLC	United Kingdom	984	1.8	BBB+
Total of top ten non-U.S. exposures		$16,943	31.3%

Financial Guaranty Portfolio by Issue Size

The Company seeks broad coverage of the market by insuring and reinsuring small and large issues alike. The following tables set forth the distribution of the Company’s portfolio by original size of the Company’s exposure.

Public Finance Portfolio by Issue Size
As of December 31, 2025

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Public Finance Net Par Outstanding
	(dollars in billions)
Less than $10 million	10,180	$31.7	11.9%
$10 million through $50 million	3,826	66.4	25.0
$50 million through $100 million	694	41.1	15.5
$100 million through $200 million	378	44.8	16.9
$200 million or greater	264	81.6	30.7
Total	15,342	$265.6	100.0%

Structured Finance Portfolio by Issue Size
As of December 31, 2025

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Structured Finance Net Par Outstanding
	(dollars in billions)
Less than $10 million	85	$0.1	0.8%
$10 million through $50 million	118	0.9	7.5
$50 million through $100 million	46	1.0	9.1
$100 million through $200 million	50	2.2	19.3
$200 million or greater	87	7.3	63.3
Total	386	$11.5	100.0%

Exposure to Puerto Rico

All of the Company’s insured exposure to various authorities and public corporations of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) is rated BIG. The Company’s Puerto Rico net par and net debt service outstanding as of December 31, 2025 were $553 million and $643 million, respectively, compared with net par and net debt service outstanding as of December 31, 2024 of $637 million and $756 million, respectively.

As of December 31, 2025, the Company’s only remaining outstanding unresolved insured Puerto Rico exposure subject to a payment default was PREPA, to which the Company had net par and debt service outstanding of $464 million and $537 million, respectively. As of December 31, 2024, PREPA net par and debt service outstanding were $532 million and $629 million, respectively. See “—Liquidity and Capital Resources—Insurance Subsidiaries, Financial Guaranty Policies” below and Item 8. Financial Statements and Supplementary Data, Note 4. Expected Loss to be Paid (Recovered), for more information.

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

Amortization Schedule of PREPA
Net Par Outstanding and Net Debt Service Outstanding
As of December 31, 2025

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2026 (January 1 - March 31)	$—	$9
2026 (April 1 - June 30)	—	2
2026 (July 1 - September 30)	106	114
2026 (October 1 - December 31)	—	1
Subtotal 2026	106	126
2027	106	122
2028	68	80
2029	39	47
2030	44	52
2031-2037	101	110
Total	$464	$537

Liquidity and Capital Resources

AGL and its U.S. Holding Companies

AGL directly owns (i) AG Re, an insurance company domiciled in Bermuda; and (ii) AGUS, a U.S. holding company with public debt outstanding. AGUS directly owns AGMH, a U.S. holding company with public debt outstanding. AGMH directly owns AG, an insurance company domiciled in Maryland. AGUS and AGMH are collectively referred to as the U.S. Holding Companies.

Sources and Uses of Funds

The liquidity of AGL and its U.S. Holding Companies is largely dependent on dividends, stock redemptions and other distributions from their operating subsidiaries (see “— Insurance Subsidiaries — Ordinary Dividends From Insurance Subsidiaries to Holding Companies” below) and access to external financing. The operating liquidity requirements of AGL and the U.S. Holding Companies include:

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

Long-Term Debt Obligations

The Company has outstanding long-term debt issued by the U.S. Holding Companies. See Item 8. Financial Statements and Supplementary Data, Note 11. Long-Term Debt and Credit Facilities, and Guarantor and U.S. Holding Companies’ Summarized Financial Information below.

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of December 31,
			2025	2024
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
6.125% Senior Notes	6.125%	2028	$350	$350
3.15% Senior Notes	3.15%	2031	500	500
7% Senior Notes	6.40%	2034	200	200
3.6% Senior Notes	3.60%	2051	400	400
Series A Enhanced Junior Subordinated Debentures	3 month CME Term SOFR +2.64%	2066	150	150
AGUS long-term debt			1,600	1,600
AGUS - intercompany loans from:
AG	3.50%	2029	200	250
AGRO	5.00%	2028	20	20
AGUS intercompany loans			220	270
Total AGUS long-term debt and intercompany loans			1,820	1,870
AGMH
Junior Subordinated Debentures (1)	6.40%	2066	300	300
Total AGMH long-term debt			300	300
AGMH’s long-term debt purchased by AGUS (2)			(154)	(154)
U.S. Holding Company long-term debt			$1,966	$2,016
 ____________________
(1)    If the AGMH Junior Subordinated Debentures are outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at One-Month Chicago Mercantile Exchange (CME) Term Secured Overnight Finance Rate (SOFR) plus 2.33%.
(2)    Represents principal amount of Junior Subordinated Debentures issued by AGMH that has been purchased by AGUS.

Interest Paid on U.S. Holding Companies’ Long-Term Debt and Intercompany Loans

	Year Ended December 31,
	2025	2024	2023
	(in millions)
AGUS - long-term debt	$76	$79	$68
AGUS - intercompany loans	10	10	10
Total AGUS	86	89	78
AGMH - long-term debt	19	19	19
AGMH’s long-term debt purchased by AGUS	(10)	(10)	(10)
Total interest paid	$95	$98	$87

On August 21, 2023, AGUS issued $350 million of 6.125% Senior Notes due 2028. On September 25, 2023, AGUS redeemed $330 million of 5% Senior Notes due 2024. See Item 8. Financial Statements and Supplementary Data, Note 11. Long-Term Debt and Credit Facilities.

U.S. Holding Companies
Expected Debt Service of Long-Term Debt
As of December 31, 2025

Year	AGUS	AGMH	Eliminations (1)	Total
	(in millions)
2026	$133	$19	$(68)	$84
2027	131	19	(66)	84
2028	493	19	(84)	428
2029	105	19	(61)	63
2030	53	19	(10)	62
2031-2050	1,249	384	(197)	1,436
2051-2066	712	607	(311)	1,008
Total	$2,876	$1,086	$(797)	$3,165
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

Intercompany Loans Payable

On October 1, 2019, AG made a 10-year, 3.5% interest rate intercompany loan to AGUS, in the amount of $250 million, to fund the acquisition of, and capital contributions to, BlueMountain Capital Management LLC and its associated entities, which were subsequently contributed to Sound Point or sold. Interest is payable annually in arrears on each anniversary of the note, and commenced on October 1, 2020. Interest accrues daily and is computed on a basis of a 360-day year from October 1, 2019 until the date on which the principal amount is paid in full. AGUS will pay 20% of the original principal amount of each note on the sixth, seventh, eighth and ninth anniversaries. The remaining 20% of the original principal amount and all accrued and unpaid interest will be paid on the maturity date. AGUS has the right to prepay the principal amount of the notes in whole or in part at any time, or from time to time, without payment of any premium or penalty. During 2025, AGUS repaid $50 million in outstanding principal as well as accrued and unpaid interest. As of December 31, 2025, $200 million remained outstanding.

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

	As of December 31, 2025
	AGL	U.S. Holding Companies
	(in millions)
Assets, excluding investments in subsidiaries
Fixed-maturity securities (1)	$12	$14
Ownership interest in Sound Point	—	415
Other invested assets	—	187
Short-term investments and cash	45	66
Receivables from affiliates (2)	68	—
Other assets	2	26
Liabilities
Long-term debt	—	1,704
Loans payable to affiliates	—	220
Payable to affiliates (2)	13	10
Other liabilities	8	69
____________________
(1)    As of December 31, 2025, weighted average durations of AGL’s and the U.S. Holding Companies’ fixed-maturity securities were 10.9 years and 1.5 years, respectively.
(2)    Primarily represents receivables and payables with non-guarantor subsidiaries.

	Year Ended December 31, 2025
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$2	$9
Expenses
Interest expense	—	98
Other expenses	43	16
Income (loss) before provision for income taxes and equity in earnings (losses) of investees	(41)	(105)
Equity in earnings (losses) of investees	—	62
Net income (loss) excluding investments in subsidiaries	(41)	(42)

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Selected Cash Flow Items

	Year Ended December 31, 2025
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from U.S. Holding Companies	$685	$—
Dividends received from other subsidiaries	80	298
Distributions from equity method investees (1)	—	38
Interest paid on intercompany loans	—	(10)
Interest paid on long term debt	—	(85)
Investments in subsidiaries	(176)	(8)
Redemption of stock by insurance subsidiaries	—	213
Dividends paid to AGL	—	(685)
Repayment of intercompany loans	—	(50)
Dividends paid to AGL shareholders	(68)	—
Repurchases of common shares (2)	(500)	—
____________________
(1)    Includes distributions from Sound Point of $18 million and other alternative investments.
(2)    See Item 8. Financial Statements and Supplementary Data, Note 18. Shareholders’ Equity, for additional information about share repurchases and authorizations.

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

Insurance Subsidiaries

The Company has several financial guaranty insurance subsidiaries. AG is an insurance subsidiary domiciled in Maryland. As of August 1, 2024, AG owns: (i) AGUK, an insurance subsidiary domiciled in the U.K; and (ii) AGE, an insurance company domiciled in France. AGUK and AGE are collectively referred to as the European Insurance Subsidiaries. AG Re is an insurance company domiciled in Bermuda that owns AGRO, an insurance company that is also domiciled in Bermuda.

The Company conducts its life and annuity reinsurance business through Assured Life Re, an insurance company domiciled in Bermuda which was acquired by the Company on January 21, 2026.

Sources and Uses of Funds

Liquidity of the insurance subsidiaries is primarily used to pay for:

•operating expenses,
•claims on the insured portfolio,
•dividends or other distributions to parent,
•reinsurance premiums,
•expansion of the insurance business, and
•capital investments in their own subsidiaries and in alternative investments.

Management believes that the insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios. The Company generally targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. As of December 31, 2025, the

Company intended to hold and had the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

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

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. For example, the Company made substantial claim payments in 2022 and 2024 in connection with the resolution of certain defaulting Puerto Rico credits. The Company is continuing its efforts to resolve the one remaining unresolved Puerto Rico insured exposure that is in payment default, PREPA. The Company had $464 million in insured net par outstanding of PREPA obligations as of December 31, 2025. For more information, see Item 8. Financial Statements and Supplementary Data, and Note 4. Expected Loss to be Paid (Recovered).

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

The following table presents estimated probability weighted expected cash outflows under direct and assumed financial guaranty contracts, whether accounted for as insurance or credit derivatives, including claim payments under contracts in consolidated FG VIEs, as of December 31, 2025. This amount is not reduced for cessions under reinsurance contracts. See Item 8. Financial Statements and Supplementary Data, Note 5. Contracts Accounted for as Insurance.

Estimated Expected Claim Payments
(Undiscounted)

As of December 31, 2025
(in millions)
Less than 1 year	$211
1-3 years	566
3-5 years	122
More than 5 years	1,879
Total	$2,778

Ordinary Dividends From Insurance Subsidiaries to Holding Companies

The Company anticipates that, for the next twelve months, amounts paid by AGL’s direct and indirect insurance subsidiaries as dividends or other distributions will be a major source of the holding companies’ liquidity. The insurance subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, other potential uses for such funds and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. For more information, see Item 8. Financial Statements and Supplementary Data, Note 14. Insurance Company Regulatory Requirements.

Dividend restrictions by insurance subsidiary are as follows:

•Under Maryland’s insurance law, AG may, with prior notice to the Commissioner of its domiciliary regulator, the MIA, pay an ordinary dividend in an amount that, together with all dividends and distributions paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders’ surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. “Adjusted net investment income” means the sum of (x) AG’s net investment income during the 12-month period ending December 31 of the preceding year (excluding realized capital gains and pro rata distributions of its own securities), and (y) AG’s net investment income (excluding realized capital gains) from the three calendar years prior to the preceding calendar year that has not already been paid out as dividends. The maximum amount available during 2026 for AG to distribute as ordinary dividends is approximately $245 million of which approximately $29 million is available for distribution in the first quarter of 2026.

•The Company expects the amount of dividends available for distribution by AG Re in 2026 to be approximately $213 million. Based on applicable law and regulations, in 2026 AG Re has the capacity to declare and pay dividends in an aggregate amount up to 25% of the prior year statutory surplus (i.e., up to $292 million as of December 31, 2025); provided that such payment cannot exceed AG Re’s unencumbered assets ($213 million as of December 31, 2025) or its statutory surplus ($312 million as of December 31, 2025). Additionally, in 2026 AG Re can make capital distributions in an aggregate amount up to $129 million without the prior approval of the Authority.

Ordinary Dividends
From Insurance Company Subsidiaries
to Holding Companies

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Dividends by AG Re to AGL	80	97	53
Dividends by AG to U.S. Holding Companies (1)	287	400	358
___________________
(1)    Prior to a reorganization of the Company’s U.S. corporate structure, AG had been directly owned by AGUS. As a result of the reorganization, effective as of August 1, 2024, AG is directly owned by AGMH, a subsidiary of AGUS.

Stock Redemptions by Insurance Subsidiaries

In the third quarter of 2025, after receiving approval from the MIA, AG redeemed $250 million of its common stock from AGMH in exchange for $213 million in cash and $37 million in alternative investments.

Assumed Reinsurance

Some of the Company’s insurance subsidiaries (Assuming Subsidiaries) assumed financial guaranty insurance from legacy financial guarantors. The agreements under which the Assuming Subsidiaries assumed such business are generally subject to termination at the option of the ceding company (i) if the Assuming Subsidiary fails to meet certain financial and regulatory criteria; (ii) if the Assuming Subsidiary fails to maintain a specified minimum financial strength rating; or (iii) upon certain changes of control of the Assuming Subsidiary. Upon termination due to one of the above events, the Assuming Subsidiary typically would be required to return to the ceding company unearned premiums (net of ceding commissions) and loss reserves, calculated on a U.S. statutory basis, attributable to the assumed exposure on insured obligations (plus in certain cases, an additional required amount), after which the Assuming Subsidiary would be released from liability with respect to such business. As of December 31, 2025, if each legacy financial guarantor ceding business to an Assuming Subsidiary had a right to recapture such business, and chose to exercise such right, the aggregate amounts those subsidiaries could be required to pay to all such ceding companies would be approximately $243 million. In addition, beneficiaries of financial guaranties issued by the Company’s insurance subsidiaries may have the right to cancel the credit protection provided by them, which would result in the loss of future premium earnings and the reversal of any fair value gains recorded by the Company.

Committed Capital Securities

AG is party to an arrangement that enables it to access, at its discretion, up to $400 million of capital, at any time, and has the right to use such capital for any purpose, including to pay claims. See Item 8. Financial Statements and Supplementary Data, Note 9. Fair Value Measurement.

Federal Home Loan Bank Membership

In the fourth quarter of 2025, AG became a member of the Federal Home Loan Bank of New York (FHLBNY), thereby gaining access to collateralized FHLBNY borrowings as an additional source of liquidity. The Board has authorized a maximum borrowing capacity of $300 million. As of December 31, 2025, the Company had not borrowed any funds or pledged any collateral under the FHLBNY program.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, manage investment risk within the context of the underlying portfolio of insurance risk, maintain sufficient liquidity to cover unexpected stress in the insurance portfolio and maximize after-tax net investment income. As of December 31, 2025, the Company had $6,369 million of available-for-sale fixed-maturity securities, of which $5,640 million were managed by three investment managers who are required to, in accordance with the Company’s investment guidelines, maintain their portion of the Company’s investment portfolio with an overall credit quality rated at a minimum of A+/A1/A+ by S&P/Moody’s/Fitch Ratings, Inc. In addition, $228 million of available-for-sale fixed-maturity securities were CLO equity tranches managed by Sound Point.

Changes in interest rates affect the value of the Company’s fixed-maturity securities. As interest rates fall, the fair value of fixed-maturity securities generally increases, and, as interest rates rise, the fair value of fixed-maturity securities generally decreases. The Company’s portfolio of fixed-maturity securities primarily consists of investment-grade, liquid instruments. Other invested assets include other alternative investments, which are generally less liquid. For more information about the investment portfolio and a detailed description of the Company’s valuation of investments, see Item 8. Financial Statements and Supplementary Data, Note 7. Investments and Cash, and Note 9. Fair Value Measurement.

Investment Portfolio
Carrying Value

	As of December 31,
	2025	2024
	(in millions)
Fixed-maturity securities, available-for-sale	$6,369	$6,369
Fixed-maturity securities, trading (1)	124	147
Short-term investments	903	1,221
Other invested assets (2)	1,091	926
Total	$8,487	$8,663
____________________
(1)    Includes primarily CVIs received as part of resolutions of Puerto Rico exposures in 2022, which are not rated.
(2)    Excludes investments in Sound Point funds that are consolidated. See Item 8. Financial Statements and Supplementary Data, Note 8. Variable Interest Entities.

The Company’s available-for-sale fixed-maturity securities had a duration of 4.9 years as of December 31, 2025 and 4.3 years as of December 31, 2024, respectively.

Available-for-Sale Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s available-for-sale fixed-maturity securities as of December 31, 2025 and December 31, 2024. Ratings generally reflect the lower of Moody’s and S&P classifications, except for (i) Loss Mitigation Securities rated BIG and (ii) CLO equity tranches, which are not rated. See Item 8. Financial Statements and Supplementary Data, Note 7. Investments and Cash, for additional information.

 Distribution of Available-for-Sale Fixed-Maturity Securities by Rating

	As of December 31,
Rating	2025	2024
AAA	13.3%	12.5%
AA	34.6	35.0
A	26.1	23.6
BBB	17.4	16.3
BIG	4.7	8.1
Not rated	3.9	4.5
Total	100.0%	100.0%

Portfolio of Obligations of State and Political Subdivisions

The Company’s fixed-maturity available-for-sale securities include issuances by a wide number of municipal authorities across the U.S. and its territories. The following table presents the components of the Company’s $1,769 million (fair value) of obligations of state and political subdivisions included in the Company’s available-for-sale fixed-maturity securities investment portfolio as of December 31, 2025.

Fair Value of Available-for-Sale Fixed-Maturity Securities Investment Portfolio
of Obligations of State and Political Subdivisions
As of December 31, 2025 (1)

State	General Obligation	Revenue Bonds	Total Fair Value	Amortized Cost
	(in millions)
California	$108	$226	$334	$334
Texas	66	203	269	279
New York	29	148	177	179
Florida	1	96	97	101
Washington	24	53	77	81
Massachusetts	25	52	77	79
Illinois	20	50	70	72
Colorado	7	40	47	49
Pennsylvania	9	38	47	47
Georgia	10	31	41	43
All others	119	358	477	496
Total	$418	$1,295	$1,713	$1,760
____________________
(1)    Excludes $56 million as of December 31, 2025 of pre-refunded bonds, at fair value.

The revenue bond portfolio primarily consists of essential service revenue bonds issued by transportation authorities, utilities and universities.

Revenue Bonds
Sources of Funds
As of December 31, 2025

Type	Amortized Cost	Fair Value
	(in millions)
Transportation	$386	$378
Tax revenue	360	366
Education	215	212
Utilities	188	181
Healthcare	87	83
All others	88	75
Total	$1,324	$1,295

Other Investments

Other invested assets, which are generally less liquid than fixed-maturity securities, primarily consist of the ownership interest in Sound Point and alternative investments across a variety of strategies. See “— Commitments” below.

Sound Point and Alternative Investments

	As of December 31, 2025 (1)			As of December 31, 2024
	Investments	CIVs	Consolidated	Investments	CIVs	Consolidated
	(in millions)
Fixed-maturity securities, available-for-sale	$282	$—	$282	$319	$—	$319
Fixed-maturity securities, trading	10	—	10	24	—	24
Other invested assets:
Ownership interest in Sound Point	415	—	415	418	—	418
CLOs	85	—	85	100	—	100
Private healthcare investing	187	—	187	153	—	153
Asset-based/specialty finance	184	(57)	127	142	(33)	109
Private minority stakes in alternative asset manager	95	—	95	69	—	69
Commercial real estate finance	81	—	81	—	—	—
Other	101	—	101	77	—	77
Subtotal	$1,440	$(57)	$1,383	$1,302	$(33)	$1,269

Assets of CIVs, net of non-redeemable NCI	$—	$77	$77	$—	$43	$43
____________________
(1)    The alternative investments, which do not include the Company’s ownership interest in Sound Point, had an inception-to-date annualized internal rate of return of 13%.

Effect of Ownership Interest in Sound Point and Alternative Investments
on Consolidated Statements of Operations (1)
Year Ended December 31, 2025

	Investments	CIVs	Consolidated
	(in millions)
Net investment income (2)	$46	$—	$46
Net realized investment gains (losses)	(19)	—	(19)
Fair value gains (losses) on trading securities	2	—	2
Equity in earnings (losses) of investees:
Ownership interest in Sound Point	14	—	14
Alternative investments:
CLOs	1	—	1
Private healthcare investing	22	—	22
Asset-based/specialty finance	35	(23)	12
Private minority stakes in alternative asset manager	38	—	38
Commercial real estate finance	1	—	1
Other	14	—	14
Equity in earnings (losses) of investees	125	(23)	102
Subtotal	$154	$(23)	$131

Fair value gains (losses) on CIVs, net of NCI	$—	$39	$39
____________________
(1)    Foreign exchange gains on remeasurement of alternative investments were $1 million for 2025.
(2)    Includes CLO equity tranches distributed from a CLO fund in the fourth quarter of 2024.

Effect of Ownership Interest in Sound Point and Alternative Investments
on Consolidated Statements of Operations
Year Ended December 31, 2024

	Investments	CIVs	Consolidated
	(in millions)
Net investment income (1)	$15	$—	$15
Net realized investment gains (losses)	—	—	—
Fair value gains (losses) on trading securities	2	—	2
Equity in earnings (losses) of investees:
Ownership interest in Sound Point	6	—	6
Alternative investments:
CLOs	47	(33)	14
Private healthcare investing	11	—	11
Asset-based/specialty finance	24	(14)	10
Private minority stakes in alternative asset manager	21	—	21
Other	—	—	—
Equity in earnings (losses) of investees	109	(47)	62
Subtotal	$126	$(47)	$79

Fair value gains (losses) on CIVs, net of NCI	$—	$53	$53
____________________
(1)    Includes CLO equity tranches distributed from the CLO fund in the fourth quarter of 2024.

Effect of Ownership Interest in Sound Point and Alternative Investments
on Consolidated Statements of Operations
Year Ended December 31, 2023

	Investments	CIVs	Consolidated
	(in millions)
Net investment income	$1	$—	$1
Net realized investment gains (losses)	—	—	—
Fair value gains (losses) on trading securities	—	—	—
Equity in earnings (losses) of investees:
Ownership interest in Sound Point	5	—	5
Alternative investments:
CLOs	50	(46)	4
Private healthcare investing	19	(9)	10
Asset-based/specialty finance	5	(4)	1
Private minority stakes in alternative asset manager	2	—	2
Other	6	—	6
Equity in earnings (losses) of investees	87	(59)	28
Subtotal	$88	$(59)	$29

Fair value gains (losses) on CIVs, net of noncontrolling interests	$—	$66	$66

Commitments

The Company has agreed to invest an aggregate amount of $1.5 billion in alternative investments, which includes $1 billion in Sound Point managed investments, subject to certain conditions precedent. Unfunded commitments for alternative investments as of December 31, 2025 were $490 million. See Item 8. Financial Statements and Supplementary Data, Note 7. Investments and Cash, for a description of the alternative investments agreement with Sound Point.

Restricted Assets

Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted, totaled $77 million and $79 million as of December 31, 2025 and December 31, 2024, respectively. In addition, the total collateral funded into a reinsurance trust or a similar account by certain AGL subsidiaries or is otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements had a fair value of $813 million and $1,135 million as of December 31, 2025 and December 31, 2024, respectively.

Lease Obligations

The Company has entered into several lease agreements for office space in Bermuda, New York, London, Paris, and other locations with various lease terms. See Item 8. Financial Statements and Supplementary Data, Note 16. Leases, for a table of minimum lease obligations.

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

•CIVs. The primary sources and uses of cash in the CIVs include using capital to make investments generating cash income from investments, paying expenses and distributing cash flow to investors. The assets and liabilities of the Company’s CIVs are held within separate legal entities. The assets of the CIVs are not available to creditors of the Company, other than creditors of the applicable CIVs. In addition, creditors of the CIVs have no recourse against the assets of the Company, other than the assets of such applicable CIVs. Liquidity available at the Company’s CIVs is not available for corporate liquidity needs, except to the extent of the Company’s investment in the funds, subject to redemption provisions.

See Item 8. Financial Statements and Supplementary Data, Note 8. Variable Interest Entities, for additional information.

Consolidated Cash Flow Summary

The summarized consolidated statements of cash flows in the table below present the cash flow effect for the aggregate of the Insurance and Asset Management segments and Corporate division, separately from the aggregate effect of consolidating FG VIEs and CIVs. In the third quarter of 2023, as a result of the Sound Point Transaction and AHP Transaction, the Company deconsolidated all CLOs and CLO warehouses and certain funds. Therefore, beginning July 1, 2023, the Company’s cash flow statements no longer include all the operating, investing and financing cash flow activity of those deconsolidated CIVs. See Item 8. Financial Statements and Supplementary Data, Note 1. Business and Basis of Presentation, and Note 8. Variable Interest Entities, for additional information.

Summarized Consolidated Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net cash flows provided by (used in) operating activities, excluding FG VIEs and CIVs operating cash flows	$253	$(168)	$(108)
FG VIEs and CIVs operating cash flows	6	215	569
Net cash flows provided by (used in) operating activities	259	47	461

Net cash flows provided by (used in) investing activities, excluding FG VIEs and CIVs investing cash flows	602	797	365
FG VIEs and CIVs investing cash flows	39	(17)	(79)
Net cash flows provided by (used in) investing activities	641	780	286

Net cash flows provided by (used in) financing activities, excluding FG VIEs and CIVs financing cash flows
Dividends paid	(68)	(68)	(67)
Repurchases of common shares	(500)	(502)	(199)
Issuance of long-term debt, net of issuance costs	—	—	345
Redemption of debt	—	—	(330)
Other	(32)	(28)	(19)
FG VIEs and CIVs financing cash flows	(16)	(385)	(400)
Net cash flows provided by (used in) financing activities (1)	(616)	(983)	(670)

Effect of exchange rate changes	7	(2)	2
Increase (decrease) in cash and cash equivalents and restricted cash	291	(158)	79
Cash and cash equivalents and restricted cash at beginning of period	128	286	207
Cash and cash equivalents and restricted cash at the end of the period	$419	$128	$286
____________________
(1)     Claims paid on consolidated FG VIEs are presented in the consolidated statements of cash flows as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

Cash flows from operating activities were inflows of $259 million in 2025 and $47 million in 2024. The 2025 cash flow from operations includes the receipt of $103 million in satisfaction of the judgment the Company was awarded and its recoveries in connection with the resolution of the LBIE litigation. In addition, 2025 cash flows from operations were higher than in 2024 due to a $114 million decrease in net claim payments.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity securities and short-term investments and paydowns on, and sales of, FG VIEs’ assets. The decrease in investing cash inflows compared with the prior year is primarily due to the need for liquidity to fund higher claim payments in 2024. In addition, increased operating cash flows in 2025, due in part to the cash inflow related to the resolution of the LBIE litigation, reduced the need to liquidate investments. See Item 8. Financial Statements and Supplementary Data, Note 4. Expected Loss to be Paid (Recovered), for additional information.

Financing activities primarily consist of (i) AGL share repurchases and dividends, and (ii) paydowns of FG VIEs’ liabilities. In 2024, FG VIEs’ financing cash flows were $375 million, which primarily related to the paydown of Puerto Rico Trust liabilities.

From January 1, 2026 through February 25, 2026, the Company repurchased an additional 546 thousand common shares. As of February 25, 2026, the Company was authorized to purchase $204 million of its common shares. For more information about the Company’s share repurchases and authorizations, see Item 8. Financial Statements and Supplementary Data, Note 18. Shareholders’ Equity.

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

•The investment portfolio contains non-U.S. dollar denominated securities whose value also fluctuates based on changes in foreign exchange rates. Premiums receivable includes foreign denominated receivables whose values fluctuate based on changes in foreign exchange rates.

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

Sensitivity of New Business Production to Changes in Interest Rates and Credit Spreads

Fluctuations in interest rates and credit spreads affect the demand for the Company’s product. When interest rates are lower or when the market is less risk averse, the spread between insured and uninsured obligations typically narrows and, as a result, financial guaranty insurance typically provides lower cost savings to issuers than it would during periods of relatively wider spreads. These lower cost savings generally lead to a corresponding decrease in demand and premiums obtainable for financial guaranty insurance. In addition, increases in prevailing interest rate levels can lead to a decreased volume of capital markets activity and, correspondingly, a decreased volume of insured transactions. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations — Insurance Segment — New Business Production, for additional information.

Sensitivity of Expected Loss to be Paid (Recovered) to Interest Rates

Changes in interest rates or future interest rate expectations can affect the Company's expected loss to be paid or recovered. Higher interest rates can decrease the present value of future expected cash flows (whether recoveries or losses), reduce excess spread recoveries in transactions with mismatches between collateral and liability interest rates and reduce the value of fixed maturity bonds that may be part of the Company's recoveries. Lower interest rates would generally have the opposite effect. The effect of changes in discount rates on expected losses to be paid were losses of $7 million in 2025, $4 million in 2024 and $3 million in 2023. As of December 31, 2025, the Company projects that the maximum potential excess spread at risk in the U.S. RMBS transactions is approximately $1 million.

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

	As of December 31,
	2025	2024
	(in millions)
Decrease of 300 bps	$1,006	$875
Decrease of 200 bps	648	572
Decrease of 100 bps	321	281
Increase of 100 bps	(317)	(275)
Increase of 200 bps	(625)	(546)
Increase of 300 bps	(916)	(804)
____________________
(1)    Sensitivity analysis assumes a floor of zero for interest rates.

See Item 8, Financial Statements and Supplementary Data, Note 7. Investments and Cash, for additional information.

Sensitivity to Foreign Exchange Rate Risk

Foreign exchange risk is the risk that a financial instrument’s value will change due to a change in the foreign currency exchange rates. The Company has foreign denominated securities in its investment portfolio as well as foreign denominated premium receivables. The Company’s material exposure is to changes in U.S. dollar/pound sterling and U.S. dollar/euro exchange rates. Securities denominated in currencies other than U.S. dollar were 12.1% and 8.9% of the fixed-maturity securities and short-term investments as of December 31, 2025 and 2024, respectively. Changes in fair value of available-for-sale investments attributable to changes in foreign exchange rates are recorded in other comprehensive income. Approximately 68% and 69% of installment premiums as of December 31, 2025 and December 31, 2024, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro. Changes in premiums receivable attributable to changes in foreign exchange rates are reported in the consolidated statements of operations.

Increase (Decrease) in Carrying Value
of Fixed-Maturity Securities and Short-Term Investments and Premiums Receivable
from Changes in Foreign Exchange Rates

	Fixed-Maturity Securities and Short-Term Investments		Premium Receivable, net of Reinsurance and Commissions Payable
	As of December 31,		As of December 31,
	2025	2024	2025	2024
	(in millions)
Decrease of 30%	$(237)	$(207)	$(320)	$(319)
Decrease of 20%	(158)	(138)	(213)	(213)
Decrease of 10%	(79)	(69)	(107)	(106)
Increase of 10%	79	69	107	106
Increase of 20%	158	138	213	213
Increase of 30%	237	207	320	319

See Item 8, Financial Statements and Supplementary Data, Note 7. Investments and Cash, and Note 5. Contracts Accounted for as Insurance, for additional information.

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

The Company determines its own credit risk based on quoted CDS prices traded on AG at each balance sheet date. The quoted price of five-year CDS contracts traded on AG as of December 31, 2025 and December 31, 2024 was 69 bps and 75 bps, respectively.

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

The fair value of credit derivative contracts also reflects the change in the Company’s own credit cost, based on the price to purchase credit protection on AG. Historically, the price of CDS traded on AG typically moved directionally the same as general market spreads, although this is not always the case. In certain circumstances, due to the fact that spread movements are not perfectly correlated, the narrowing or widening of the price of CDS traded on AG can have a more significant financial statement impact than the changes in credit spread of risks it insures.

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of fair value gains that are recognized on certain CDS contracts. The minimum premium assumption had no effect on the fair value of CDS contracts as of December 31, 2025 or December 31, 2024. The percentage of transactions that price using the minimum premium fluctuates due to changes in AG’s credit spreads. In general, when AG’s credit spreads narrow, the cost to hedge AG’s name declines and more transactions price above previously established floor levels. Meanwhile, when AG’s credit spreads widen, the cost to hedge AG’s name increases causing more transactions to price at established floor levels.

The following table summarizes the estimated change in fair value on the net balance of the Company’s credit derivative positions assuming an immediate shift in the net spreads assumed by the Company. The net spread includes the spread of the underlying collateral and the credit spreads on AG.

Effect of Changes in Credit Spread on Credit Derivatives

	As of December 31, 2025		As of December 31, 2024
Credit Spreads	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
Increase of 25 bps	$(72)	$(57)	$(92)	$(63)
Base Scenario	(15)	—	(29)	—
Decrease of 25 bps	(6)	9	(14)	15
All transactions priced at floor	(5)	10	(12)	17

See Item 8, Financial Statements and Supplementary Data, Note 6. Contracts Accounted for as Credit Derivatives, for additional information.

Sensitivity of FG VIEs’ Assets and Liabilities to Market Risk

The fair value of the Company’s FG VIEs’ assets is generally sensitive to changes related to estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to some of these inputs could materially change the fair value of the FG VIEs’ assets and the implied collateral losses or recoveries within the transaction. In general, the fair value of the FG VIEs’ assets is most sensitive to changes in the projected collateral losses, where an increase in collateral losses or a decrease in recoveries typically leads to a decrease in the fair value of FG VIEs’ assets, while a decrease in collateral losses or an increase in recoveries typically leads to an increase in the fair value of FG VIEs’ assets. The third-party pricing provider utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted average lives and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithms designed to aggregate market color, received by the independent third party, on comparable bonds.

The models that price the FG VIEs’ liabilities used, where appropriate, the same inputs used in determining fair value of FG VIEs’ assets and, for those liabilities insured by the Company, the benefit from the Company's insurance policy guaranteeing the timely payment of principal and interest, taking into account the Company’s own credit risk.

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

See Item 8, Financial Statements and Supplementary Data, Note 8. Variable Interest Entities, for additional information.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Assured Guaranty Ltd. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of the Loss and Loss Adjustment Expense (LAE) Reserve and the Salvage and Subrogation Recoverable - Estimation of the Expected Loss to be Paid (Recovered) Related to Public Finance Obligations

As described in Notes 4 and 5 to the consolidated financial statements, the loss and LAE reserve and the salvage and subrogation recoverable reported on the consolidated balance sheet relate only to direct and assumed reinsurance contracts that are accounted for as insurance, substantially all of which are financial guaranty insurance contracts. As of December 31, 2025, the loss and LAE reserve was $309 million and the salvage and subrogation recoverable was $449 million, for which a significant portion of such amounts relate to public finance obligations. A loss and LAE reserve for a financial guaranty insurance contract is recorded only to the extent, and for the amount, that expected loss to be paid plus contra-paid (total losses) exceed the deferred premium revenue, on a contract by contract basis. The expected loss to be paid (recovered) is equal to the present value of expected future cash outflows for loss and LAE payments, and net of inflows for expected salvage and subrogation, using current risk-free rates. If a transaction is in a net recovery position, this results in the recording of a salvage and subrogation recoverable. Expected cash outflows and inflows are probability weighted cash flows that reflect management's assumptions about the likelihood of all possible outcomes based on all information available to management. The determination of expected loss to be paid (recovered) is a subjective process involving numerous estimates, assumptions and judgments relating to internal credit ratings, timing of cash flows, recovery rates, and probability weightings, as used in the respective cash flow models used by management.

The principal considerations for our determination that performing procedures relating to the valuation of the loss and LAE reserve and the salvage and subrogation recoverable – estimation of the expected loss to be paid (recovered) related to public finance obligations is a critical audit matter are (i) the significant judgment by management when developing the estimate of the loss and LAE reserve and the salvage and subrogation recoverable – estimation of the expected loss to be paid (recovered) related to public finance obligations, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to internal credit ratings, timing of cash flows, recovery rates, and probability weightings, and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge.

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
February 27, 2026

We have served as the Company’s auditor since 2003.

Assured Guaranty Ltd.
Consolidated Balance Sheets
(dollars in millions except share data)

	As of December 31,
	2025	2024
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $54 and $60 (amortized cost of $6,572 and $6,827)	$6,369	$6,369
Fixed-maturity securities, trading, at fair value	124	147
Short-term investments, at fair value	903	1,221
Other invested assets (includes $3 and $4, at fair value)	1,091	926
Total investments	8,487	8,663
Cash	388	121
Premiums receivable, net of commissions payable, net of allowance for credit losses of $3 and $–	1,572	1,551
Deferred acquisition costs	192	176
Salvage and subrogation recoverable	449	396
Financial guaranty variable interest entities’ assets (includes $172 and $147, at fair value)	212	147
Assets of consolidated investment vehicles (includes $167 and $99, at fair value)	175	101
Other assets (includes $174 and $131, at fair value)	701	746
Total assets	$12,176	$11,901
Liabilities
Unearned premium reserve	$3,625	$3,719
Loss and loss adjustment expense reserve	309	268
Long-term debt	1,704	1,699
Financial guaranty variable interest entities’ liabilities (includes $197 and $164, at fair value, $182 and $155 with recourse, $16 and $9 without recourse)	198	164
Other liabilities (includes $21 and $34 at fair value)	551	498
Total liabilities	6,387	6,348
Commitments and contingencies (Notes 3, 4, 7, 17)
Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 45,184,791 and 50,505,320 shares issued and outstanding)	—	1
Retained earnings	5,830	5,878
Accumulated other comprehensive income (loss), net of tax of $(39) and $(75)	(168)	(385)
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	5,663	5,495
Non-redeemable noncontrolling interest (Note 8)	126	58
Total shareholders’ equity	5,789	5,553
Total liabilities and shareholders’ equity	$12,176	$11,901

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Operations
(dollars in millions except share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Net earned premiums	$380	$403	$344
Net investment income	359	340	365
Asset management fees	—	—	53
Net realized investment gains (losses)	(40)	9	(14)
Fair value gains (losses) on credit derivatives	121	24	114
Fair value gains (losses) on committed capital securities	20	(10)	(35)
Fair value gains (losses) on financial guaranty variable interest entities	6	(11)	8
Fair value gains (losses) on consolidated investment vehicles	79	69	88
Foreign exchange gains (losses) on remeasurement	96	(27)	53
Fair value gains (losses) on trading securities	13	52	74
Gain on sale of asset management subsidiaries	—	—	262
Other income (loss)	76	23	61
Total revenues	1,110	872	1,373
Expenses
Loss and loss adjustment expenses (benefit)	56	(26)	162
Interest expense	89	91	90
Amortization of deferred acquisition costs	22	20	13
Employee compensation and benefit expenses	209	202	251
Other operating expenses	174	159	217
Total expenses	550	446	733
Income (loss) before income taxes and equity in earnings (losses) of investees	560	426	640
Equity in earnings (losses) of investees	102	62	28
Income (loss) before income taxes	662	488	668
Provision (benefit) for income taxes
Current	124	100	63
Deferred	(5)	(4)	(156)
Total provision (benefit) for income taxes	119	96	(93)
Net income (loss)	543	392	761
Less: Noncontrolling interest	40	16	22
Net income (loss) attributable to Assured Guaranty Ltd.	$503	$376	$739

Earnings per share:
Basic	$10.39	$7.01	$12.54
Diluted	$10.26	$6.87	$12.30

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$543	$392	$761
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $30, $(10) and $14	187	(33)	141
Investments with credit impairment, net of tax provision (benefit) of $6, $1 and $1	27	5	6
Change in net unrealized gains (losses) on investments	214	(28)	147
Change in instrument-specific credit risk on financial guaranty variable interest entities’ liabilities with recourse, net of tax provision (benefit)	1	2	3
Other, net of tax provision (benefit)	2	—	6
Other comprehensive income (loss)	217	(26)	156
Comprehensive income (loss)	760	366	917
Less: Comprehensive income (loss) attributable to noncontrolling interest	40	16	22
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$720	$350	$895

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Shareholders’ Equity
(dollars in millions, except share data)

	Common Shares Outstanding	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.					Non-redeemable Noncontrolling Interest	Total Shareholders’ Equity
		Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total
As of December 31, 2022	59,013,040	$1	$5,577	$(515)	$1	$5,064	$228	$5,292
Net income	—	—	739	—	—	739	22	761
Dividends ($1.12 per share)	—	—	(68)	—	—	(68)	—	(68)
Common shares repurchases	(3,215,893)	—	(199)	—	—	(199)	—	(199)
Share-based compensation	420,158	—	21	—	—	21	—	21
Reclassification to liabilities	—	—	—	—	—	—	(16)	(16)
Contributions	—	—	—	—	—	—	20	20
Distributions	—	—	—	—	—	—	(70)	(70)
Other comprehensive income	—	—	—	156	—	156	—	156
Deconsolidation of investment vehicles	—	—	—	—	—	—	(132)	(132)
As of December 31, 2023	56,217,305	1	6,070	(359)	1	5,713	52	5,765
Net income	—	—	376	—	—	376	16	392
Dividends ($1.24 per share)	—	—	(68)	—	—	(68)	—	(68)
Common shares repurchases	(6,180,774)	—	(508)	—	—	(508)	—	(508)
Share-based compensation	468,789	—	8	—	—	8	—	8
Distributions	—	—	—	—	—	—	(10)	(10)
Other comprehensive loss	—	—	—	(26)	—	(26)	—	(26)
As of December 31, 2024	50,505,320	1	5,878	(385)	1	5,495	58	5,553
Net income	—	—	503	—	—	503	40	543
Dividends ($1.36 per share)	—	—	(69)	—	—	(69)	—	(69)
Consolidation	—	—	—	—	—	—	28	28
Common shares repurchases	(5,819,627)	(1)	(493)	—	—	(494)	—	(494)
Share-based compensation	499,098	—	11	—	—	11	—	11
Other comprehensive income	—	—	—	217	—	217	—	217
As of December 31, 2025	45,184,791	$—	$5,830	$(168)	$1	$5,663	$126	$5,789

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
 (in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$543	$392	$761
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	66	66	58
Net amortization of premium (discount) on investments	(62)	(23)	(37)
Provision (benefit) for deferred income taxes	(5)	(4)	(156)
Net realized investment losses (gains)	40	(9)	14
Equity in (earnings) losses of investees	(102)	(62)	(28)
Fair value losses (gains) on committed capital securities	(20)	10	35
Fair value losses (gains) on trading securities	(13)	(52)	(74)
Gain on sale of asset management subsidiaries	—	—	(262)
Change in premiums receivable, net of premiums and commissions payable	(18)	(80)	(157)
Change in unearned premium reserve, net	(96)	62	26
Change in loss and loss adjustment expense reserve and salvage and subrogation recoverable, net	(10)	(202)	35
Change in current income taxes	63	(6)	72
Change in credit derivative assets and liabilities, net	(14)	(21)	(112)
Distributions from equity method investments	56	47	7
Other	(101)	(19)	(97)
Cash flows from consolidated investment vehicles:
Purchases of securities	—	(97)	(340)
Sales of securities	—	41	675
Maturities and paydowns of securities	—	—	60
Proceeds from (purchases of) money market funds	—	—	66
Other changes in consolidated investment vehicles	(68)	4	(85)
Net cash flows provided by (used in) operating activities	259	47	461

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows, Continued
 (in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from investing activities:
Fixed-maturity securities, available for sale:
Purchases	(1,581)	(1,354)	(540)
Sales	624	649	862
Maturities and paydowns	1,274	853	746
Short-term investments with original maturities of over three months:
Purchases	(3)	(1)	(16)
Sales	—	—	4
Maturities and paydowns	—	5	36
Net sales (purchases) of short-term investments with original maturities of less than three months	326	437	(872)
Sales of fixed-maturity securities, trading	8	233	—
Maturities and paydowns of fixed-maturity securities, trading	28	21	63
Purchases of and contributions to other invested assets	(160)	(119)	(198)
Sales of and return of capital from other invested assets	44	41	29
Paydowns on financial guaranty variable interest entities’ assets	20	23	175
Net proceeds from sale of assets and liabilities held for sale	49	—	—
Other	12	(8)	(3)
Net cash flows provided by (used in) investing activities	641	780	286

Cash flows from financing activities:
Dividends paid	$(68)	$(68)	$(67)
Repurchases of common shares	(500)	(502)	(199)
Net paydowns of financial guaranty variable interest entities’ liabilities	(16)	(375)	(149)
Issuance of long-term debt, net of issuance costs	—	—	345
Redemptions and purchases of debt, including make-whole payment	—	—	(330)
Payments related to tax withholding for share-based compensation	(34)	(30)	(20)
Other	2	2	1
Cash flows from consolidated investment vehicles:
Repayment of warehouse financing debt	—	—	(166)
Distributions to noncontrolling interest from consolidated investment vehicles	—	(10)	(80)
Other	—	—	(5)
Net cash flows provided by (used in) financing activities	(616)	(983)	(670)
Effect of foreign exchange rate changes	7	(2)	2
Increase (decrease) in cash and cash equivalents and restricted cash	291	(158)	79
Cash and cash equivalents and restricted cash at beginning of period	128	286	207
Cash and cash equivalents and restricted cash at end of period	$419	$128	$286

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows, Continued
 (in millions)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of non-cash activities:
Receipt of fixed-maturity securities, available-for-sale	$9	$—	$1
Contributions from noncontrolling interest	—	—	20
Distributions to noncontrolling interest	—	—	27
Sale of asset management subsidiaries (See Note 1)
Assets acquired	—	—	437
Assets transferred	—	—	240
Liabilities transferred	—	—	66

	As of December 31,
	2025	2024	2023
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash	$388	$121	$97
Restricted cash (included in other assets)	1	5	—
Cash and cash equivalents of financial guaranty variable interest entities (see Note 8)	22	—	154
Cash and cash equivalents of consolidated investment vehicles (see Note 8)	8	2	35
Cash and cash equivalents and restricted cash at the end of period	$419	$128	$286

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

Insurance

Through its insurance subsidiaries, the Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment, including a scheduled principal or interest payment (collectively, debt service), the Company is required under its unconditional and irrevocable financial guaranty to pay the shortfall of the scheduled amount to the holder of the obligation, but generally cannot be required by the holder to pay on an accelerated basis. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom (U.K.), and also guarantees obligations issued in other countries and regions, including Western Europe and Australia. The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form. The Company’s principal insurance subsidiaries are:

•Assured Guaranty Inc. (AG), domiciled in Maryland, and its insurance subsidiaries:
•Assured Guaranty UK Limited (AGUK), domiciled in the U.K.;
•Assured Guaranty (Europe) SA (AGE), domiciled in France;
•Assured Guaranty Re Ltd. (AG Re), domiciled in Bermuda, and its insurance subsidiary:
•Assured Guaranty Re Overseas Ltd. (AGRO), domiciled in Bermuda.

Acquisition of Assured Life Reinsurance (formerly Warwick Life Reinsurance)

On January 21, 2026, the Company purchased all of the outstanding share capital in Warwick Company (UK) Limited, which is the 100% indirect owner of Assured Life Reinsurance Ltd. (Assured Life Re, f/k/a Warwick Re Limited), for a purchase price of $158 million, subject to certain post-closing adjustments (Assured Life Re Acquisition). Assured Life Re is a Class E long-term (life) reinsurance company incorporated and registered in Bermuda and is rated BBB (Outlook Positive) (1/28/26) by Fitch Ratings, Inc. Assured Life Re focuses on annuity reinsurance including U.K. bulk purchase annuity (pension risk transfers) and U.S. multi-year guaranteed annuity transactions.

The Company funded the purchase price with available cash. In addition to the purchase price, the Company may contribute additional capital to Assured Life Re depending on the amount of life and annuity liabilities assumed in future reinsurance transactions. The Assured Life Re Acquisition represents the Company's first platform dedicated solely to the life and annuity reinsurance business.

Held for Sale

The Company designated certain assets (including a commercially leased building) and related liabilities as held for sale in the first quarter of 2023. These assets and liabilities were associated with a loss mitigation strategy for a troubled exposure that had carrying values of $30 million (reported in “other assets”) and $4 million (reported in “other liabilities”), respectively, as of September 30, 2025. In connection with the sale in October 2025 of the commercially leased building, the Company recognized a pre-tax gain of $23 million, which was recorded in “other income” in the Insurance segment.

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

On July 1, 2023, Assured Guaranty contributed to Sound Point, LP most of its asset management business, other than that conducted by Assured Healthcare Partners LLC (AHP) (AssuredIM Contributed Business), as contemplated by the transaction agreement entered into with Sound Point on April 5, 2023 (Transaction Agreement). Assured Guaranty received, subject to certain potential post-closing adjustments, approximately 30% of the common interests in Sound Point, LP, and certain other interests in Sound Point. The Company has committed capital to investments managed by Sound Point. See Note 7. Investments and Cash.

In July 2023, Assured Guaranty also sold all of its equity interests in AHP, which manages healthcare funds, to an entity owned and controlled by the managing partner of AHP (AHP Transaction). In connection with the AHP Transaction, the Company agreed to remain a strategic investor in certain AHP managed funds, retain its portion of carried interest in certain AHP managed funds and receive other consideration.

Upon closing of the Sound Point Transaction and the AHP Transaction, the Company deconsolidated most of the corresponding AssuredIM entities and reported an ownership interest in Sound Point that is accounted for under the equity method. In connection with the Sound Point Transaction and AHP Transaction, the Company reevaluated its consolidation conclusion for each consolidated investment vehicle (CIV) and deconsolidated all but three CIVs. See Note 8. Variable Interest Entities. After the Sound Point Transaction and AHP Transaction, the Company continues to consolidate the general partner of a fund that Sound Point now manages and reports any performance fees in “other income.”

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
____________________
(1)    Included $13 million of cash and a receivable reported in “other assets” of $12 million.
(2)    Included goodwill and intangible assets of $155 million.
(3)    Consisted of a $255 million gain on the Sound Point Transaction and a $7 million gain on the AHP Transaction, which were both reported in the Corporate division (as described in Note 2. Segment Information).

The Company recognized expenses of $46 million during 2023 associated with the Sound Point Transaction and AHP Transaction.

U.S. Holding Companies

AGL directly or indirectly owns several holding companies. Two of these holding companies, Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) (collectively, the U.S. Holding Companies), have public debt outstanding.

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

The consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries, and its consolidated financial guaranty VIEs (FG VIEs) and CIVs. See Note 8. Variable Interest Entities. Intercompany accounts and transactions between and among all consolidated entities have been eliminated. All amounts are reported in U.S. dollars, unless otherwise specified.

Significant Accounting Policies

The Company revalues foreign currency denominated assets, liabilities, revenue and expenses into U.S. dollars using the applicable exchange rates prescribed by GAAP. For subsidiaries where the functional currency is the U.S. dollar, gains and losses generated by the remeasurement of foreign currency transactions are reported in the consolidated statements of operations. For consolidated entities whose functional currency is not the U.S. dollar, amounts generated by translating foreign currency financial statements to the Company’s U.S. dollar reporting currency are reported in the consolidated statements of comprehensive income (loss).

Other accounting policies are included in the following notes to the consolidated financial statements.

Note Name	Note Number
Expected loss to be paid (recovered)	Note 4
Contracts accounted for as insurance	Note 5
Contracts accounted for as credit derivatives	Note 6
Investments and cash	Note 7
Variable interest entities	Note 8
Fair value measurement	Note 9
Asset management fees	Note 10
Long-term debt and credit facilities	Note 11
Employee benefit plans	Note 12
Income taxes	Note 13
Related parties	Note 15
Leases	Note 16
Contingencies	Note 17
Shareholders’ equity	Note 18
Earnings per share	Note 20

Recent Accounting Standards Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). This ASU requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid. The Company prospectively adopted this ASU effective January 1, 2025 which affected certain of the Company’s income tax disclosures. See Note 13. Income Taxes.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This ASU refines the scope of Accounting Standards Codification (ASC) 815 to clarify which contracts are subject to derivative accounting and provides clarification under ASC 606 for share-

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
based payments from a customer in a revenue contract. The Company elected to early adopt this ASU as of January 1, 2025, with no effect on the Company's consolidated financial statements.

Recent Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this ASU require disclosure about specific expense categories, including employee compensation, depreciation and intangible asset amortization, in the notes to the financial statements at interim and annual reporting periods. This ASU is effective in fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Prospective application is required, and retrospective application is permitted. The Company is evaluating when and how it will adopt this ASU and the effect that the amendments in this ASU may have on its expense disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU updates the capitalization guidance for internal-use software development costs by removing all references to software development project stages and providing new guidance requiring an entity to start capitalizing when both of the following occur: (i) management has authorized and committed to funding a software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. This ASU allows entities to adopt the new guidance prospectively, retrospectively or with a modified transition. The Company is evaluating when and how it will adopt this ASU and the effect it may have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU is intended to improve the navigability of guidance in ASC 270, Interim Reporting, and clarify when it applies. The ASU also provides additional guidance on what disclosures should be provided in interim reporting periods. This ASU is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective or full retrospective adoption. Early adoption is permitted. The Company is evaluating when and how it will adopt this ASU and the effect it may have on its consolidated financial statements and related disclosures.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
In addition to the adjustments listed above, segment adjusted operating income (loss) differs from GAAP in other respects. The Insurance segment includes: (i) premiums and losses from the financial guaranty insurance policies issued by AG that guarantee FG VIE debt; and (ii) the insurance subsidiaries’ share of earnings from all their investments in funds managed by Sound Point and AHP funds (prior to July 1, 2023, AssuredIM) in “equity in earnings (losses) of investees.” Under GAAP, (i) FG VIEs are consolidated by AG and the premiums and losses/recoveries associated with the financial guaranty policies in respect of the FG VIEs’ debt are eliminated (the reconciliation tables below present the FG VIEs and related eliminations in “other”); and (ii) certain investments in funds managed by Sound Point (prior to July 1, 2023, AssuredIM) and AHP funds are, or were in prior periods, accounted for as CIVs (in the reconciliation tables below, the CIVs and related eliminations of the Insurance segment’s “equity in earnings (losses) of investees” associated with the Company’s ownership interest in CIVs are presented in “other”). Until July 1, 2023, under GAAP, reimbursable fund expenses were shown as a component of “asset management fees” and included in total revenues, whereas in the Asset Management segment in the tables below these expenses were netted in “segment expenses.”

The Company does not report assets by reportable segment as the CODM does not assess performance or allocate resources based on assets.

The Insurance segment primarily consists of the adjusted operating income (loss) of the Company’s insurance subsidiaries and AG Asset Strategies LLC (AGAS). See Note 7. Investments and Cash. The Asset Management segment includes the results of the Company’s equity method ownership interest in Sound Point and other asset management-related incentive fees.

Prior to July 1, 2023, the Asset Management segment consisted of the adjusted operating income (loss) of AssuredIM. Since July 2023, the Company participates in the asset management business through its ownership interest in Sound Point as described in Note 1. Business and Basis of Presentation. Beginning in the third quarter of 2023, the Asset Management segment primarily includes the results of the Company’s equity method ownership interest in Sound Point.

The Corporate division primarily consists of: (i) interest expense and any losses on the extinguishment of the U.S. Holding Companies’ debt; (ii) other corporate operating expenses of AGL and the U.S. Holding Companies; (iii) beginning in the third quarter of 2024, equity in earnings from certain alternative investments that were transferred from AG to AGMH as part of a stock redemption; (iv) beginning in the fourth quarter of 2025, a portion of the equity in earnings of AHP managed funds that were transferred from AG to AGMH as a part of a stock redemption; and (v) gains and losses associated with certain corporate development or other strategic initiatives. The Corporate division also included the gain, net of transaction expenses, associated with the Sound Point Transaction and the AHP Transaction in 2023.

The Other category in the tables below primarily includes the effect of consolidating FG VIEs, CIVs and intersegment eliminations and, prior to July 1, 2023, the reclassification of reimbursable fund expenses. See Note 8. Variable Interest Entities.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The following table presents information for the Company’s operating segments. Intersegment revenues include transactions between and among the segments, the Corporate division and the Other category.

Segment Information

	Year Ended December 31,
	2025		2024		2023 (4)
	Insurance (1)	Asset Management	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$861	$24	$811	$8	$845	$49
Intersegment revenues	9	5	10	2	10	27
Segment revenues	870	29	821	10	855	76
Segment loss and LAE (benefit)	(8)	—	(18)	—	161	—
Segment employee compensation and benefit expenses	182	—	170	—	154	59
Segment amortization of deferred acquisition costs (DAC)	22	—	20	—	13	—
Other segment items (2)	125	17	117	6	107	19
Segment expenses	321	17	289	6	435	78
Segment equity in earnings (losses) of investees	63	14	102	2	82	5
Less: Segment provision (benefit) for income taxes	104	6	109	1	(119)	—
Segment adjusted operating income (loss)	$508	$20	$525	$5	$621	$3

Selected components of segment adjusted operating income:
Net investment income	$358	$—	$339	$—	$370	$—
Non-cash compensation and operating expenses (3)	65	—	60	—	38	8
_____________________
(1)    2025 results include the gain recognized in connection with the Lehman Brothers International (Europe) (in administration) (LBIE) litigation, which represents the full satisfaction of the judgment the Company was awarded and its claims for attorneys’ fees, expenses and interest. See Note 6. Contracts Accounted for as Credit Derivatives, for additional information.
(2)    Other segment items for the Insurance segment include professional services expenses, maintenance, depreciation expense, lease expense, investment management expenses and certain overhead expenses; and for the Asset Management segment include expenses associated with incentive fees.
(3)    Amounts consist of depreciation, amortization and share-based compensation (see Note 12. Employee Benefit Plans) and the write-off of long-lived intangible assets related to Assured Guaranty Municipal Corp. (AGM) licenses in 2024.
(4)    In 2023, the Corporate division had revenues of $275 million primarily consisting of a gain on the Sound Point and AHP transactions. Expenses for the Corporate division consisted of $99 million of interest expense, $38 million of employee compensation and benefit expenses and $79 million of other expenses.

The tables below present a reconciliation of significant components of segment information to the comparable consolidated amounts.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Reconciliation of Segment Information to Consolidated Information
Year Ended December 31, 2025

				Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses	Equity in Earnings (Losses) of Investees	Provision (Benefit) for Income Taxes	Noncontrolling Interest (NCI)
	(in millions)
Segments:
Insurance	$870	$321	$63	$104	$—	$508
Asset Management	29	17	14	6	—	20
Total segments	899	338	77	110	—	528
Corporate division	14	157	48	(6)	—	(89)
Other	63	(8)	(23)	2	40	6
Subtotal	976	487	102	106	40	445
Reconciling items:
Realized gains (losses) on investments	(40)	—	—	—	—	(40)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	69	63	—	—	—	6
Fair value gains (losses) on CCS	20	—	—	—	—	20
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	85	—	—	—	—	85
Tax effect	—	—	—	13	—	(13)
Consolidated	$1,110	$550	$102	$119	$40	$503

Reconciliation of Segment Information to Consolidated Information
Year Ended December 31, 2024

				Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses	Equity in Earnings (Losses) of Investees	Provision (Benefit) for Income Taxes	NCI
	(in millions)
Segments:
Insurance	$821	$289	$102	$109	$—	$525
Asset Management	10	6	2	1	—	5
Total segments	831	295	104	110	—	530
Corporate division	17	169	5	(12)	—	(135)
Other	38	(17)	(47)	(2)	16	(6)
Subtotal	886	447	62	96	16	389
Reconciling items:
Realized gains (losses) on investments	9	—	—	—	—	9
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	13	(1)	—	—	—	14
Fair value gains (losses) on CCS	(10)	—	—	—	—	(10)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(26)	—	—	—	—	(26)
Tax effect	—	—	—	—	—	—
Consolidated	$872	$446	$62	$96	$16	$376

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Reconciliation of Segment Information to Consolidated Information
Year Ended December 31, 2023

				Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses	Equity in Earnings (Losses) of Investees	Provision (Benefit) for Income Taxes (1)	NCI
	(in millions)
Segments:
Insurance	$855	$435	$82	$(119)	$—	$621
Asset Management	76	78	5	—	—	3
Total segments	931	513	87	(119)	—	624
Corporate division	275	216	—	14	—	45
Other	61	6	(59)	(5)	22	(21)
Subtotal	1,267	735	28	(110)	22	648
Reconciling items:
Realized gains (losses) on investments	(14)	—	—	—	—	(14)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	104	(2)	—	—	—	106
Fair value gains (losses) on CCS	(35)	—	—	—	—	(35)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	51	—	—	—	—	51
Tax effect	—	—	—	17	—	(17)
Consolidated	$1,373	$733	$28	$(93)	$22	$739
_____________________
(1)    Includes $189 million of tax benefit related to a Bermuda tax law change, which is included in the Insurance segment. See Note 13. Income Taxes.

Supplemental Information
Year Ended December 31, 2025

	Net Earned Premiums	Net Investment Income	Loss and LAE (Benefit)	Amortization of DAC	Other Expenses(1)
	(in millions)
Segments:
Insurance	$383	$358	$(8)	$22	$307
Asset Management	—	—	—	—	17
Total segments	383	358	(8)	22	324
Corporate division	—	13	—	—	59
Other	(3)	(12)	1	—	—
Subtotal	380	359	(7)	22	383
Reconciling items:
Credit derivative impairment (recoveries) (2)	—	—	63	—	—
Consolidated	$380	$359	$56	$22	$383
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

The table below summarizes revenues for the operating segments, the Corporate division and the Other category by country of domicile for each period indicated, based on the country of domicile of the Company’s subsidiaries that generated the revenues.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Segment, Corporate Division and Other
Revenues by Country of Domicile

	Year Ended December 31,
Country of Domicile	2025	2024	2023
	(in millions)
U.S.	$749	$685	$1,064
Bermuda	177	168	166
U.K.	48	32	36
Other	2	1	1
Total	$976	$886	$1,267

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

Structured finance obligations insured by the Company are generally issued by special purpose entities, including VIEs, and backed by pools of assets having an ascertainable cash flow or market value or other specialized financial obligations. Some of these VIEs are consolidated as described in Note 8. Variable Interest Entities. Unless otherwise specified, the outstanding par and debt service amounts presented in this note include outstanding exposures on these VIEs whether or not they are consolidated.

The Company also provides specialty insurance and reinsurance and other types of financial guaranties that are consistent with its risk profile and benefit from its underwriting experience.

Significant Risk Management Activities

The Portfolio Risk Management Committee, which includes members of senior management and senior risk and surveillance officers, is responsible for enterprise risk management for the Company’s insurance business and focuses on measuring and managing credit, market and liquidity risk for the Company’s insurance business. This committee establishes company-wide credit policy for the Company’s direct and assumed insurance business. It implements specific underwriting procedures and limits and allocates underwriting capacity among the Company’s insurance subsidiaries. All insurance transactions in new asset classes or new jurisdictions, or otherwise outside the Company’s Board of Directors (the Board or AGL’s Board)-approved risk appetite statement or its risk limits, must be approved by this committee.

The risk management committees of the insurance subsidiaries conduct in-depth reviews of the insured portfolios of the relevant subsidiaries, focusing on varying portions of the portfolio at each meeting. These committees review and may

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
revise internal ratings assigned to the insured transactions and review sector reports, monthly product line surveillance reports and compliance reports.

All transactions in the insured portfolio are assigned internal credit ratings by the relevant underwriting committee at inception, and such credit ratings are updated by the respective risk management committee based on changes in transaction credit quality. As part of the surveillance process, the Company monitors trends and changes in transaction credit quality, and recommends such remedial actions as may be necessary or appropriate. The Company also develops strategies to enforce its contractual rights and remedies and to mitigate its losses, engage in negotiation discussions with transaction participants and, when necessary, manage the Company’s litigation proceedings.

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

As discussed in Note 4. Expected Loss to be Paid (Recovered), for financial statement measurement purposes, the Company uses risk-free rates (as determined each quarter) for discounting, rather than the pre-tax book yield of the investment portfolio, to calculate the expected losses to be paid. Expected losses to be paid (recovered) are based on probability weighted scenarios and serve as the basis for the loss reserves reported in accordance with GAAP.

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

The Company has, from time to time, purchased securities that it has insured, and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). Amounts attributable to Loss Mitigation Securities are excluded from par and debt service outstanding, and are instead reported as Loss Mitigation Securities in the investment portfolio. The Company manages such securities as investments and not insurance exposure. As of December 31, 2025 and December 31, 2024, the Company excluded net par outstanding of $0.8 billion and $1.2 billion, respectively, attributable to Loss Mitigation Securities.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Financial Guaranty Portfolio
Debt Service and Par Outstanding

	As of December 31, 2025		As of December 31, 2024
	Gross	Net	Gross	Net
	(in billions)
Debt Service
Public finance	$428.5	$428.4	$403.8	$403.7
Structured finance	12.9	12.4	12.7	12.3
Total financial guaranty	$441.4	$440.8	$416.5	$416.0

Par Outstanding
Public finance	$265.6	$265.6	$250.4	$250.4
Structured finance	12.0	11.5	11.6	11.2
Total financial guaranty	$277.6	$277.1	$262.0	$261.6

The Company and Financial Guaranty Insurance Company (FGIC) had been parties to a novation agreement, dated as of February 8, 2024 (Novation Agreement) pursuant to which certain FGIC policies insuring approximately $353 million of public finance (including infrastructure) gross par and approximately $50 million of structured finance gross par as of December 31, 2023 could in the future have been novated to the Company in accordance with the terms and conditions of the Novation Agreement. The Company terminated the Novation Agreement effective October 6, 2025.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2025

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S.		Structured Finance Non-U.S.		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in billions)
AAA	$—	—%	$1.8	3.5%	$0.5	5.8%	$0.5	12.6%	$2.8	1.0%
AA	18.2	8.5	1.5	2.9	5.2	66.4	0.1	3.5	25.0	9.0
A	122.8	57.1	13.5	26.7	0.7	8.9	3.0	83.7	140.0	50.5
BBB	70.5	32.8	29.4	58.1	0.6	8.2	—	0.2	100.5	36.3
BIG	3.5	1.6	4.4	8.8	0.9	10.7	—	—	8.8	3.2
Total net par outstanding	$215.0	100.0%	$50.6	100.0%	$7.9	100.0%	$3.6	100.0%	$277.1	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2024

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S.		Structured Finance Non-U.S.		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in billions)
AAA	$—	—%	$2.1	4.2%	$0.5	6.1%	$0.5	17.3%	$3.1	1.2%
AA	17.7	8.8	2.9	5.8	5.4	63.7	—	2.1	26.0	9.9
A	111.5	55.5	13.0	26.5	1.0	11.3	2.1	77.7	127.6	48.8
BBB	69.1	34.3	24.8	50.5	0.7	8.3	0.1	2.9	94.7	36.2
BIG	2.9	1.4	6.4	13.0	0.9	10.6	—	—	10.2	3.9
Total net par outstanding	$201.2	100.0%	$49.2	100.0%	$8.5	100.0%	$2.7	100.0%	$261.6	100.0%

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The following tables present net par outstanding by sector for the financial guaranty portfolio.

Financial Guaranty Portfolio
Net Par Outstanding by Sector

	As of December 31,
Sector	2025	2024
	(in billions)
Public finance:
U.S. public finance:
General obligation	$82.3	$78.2
Tax backed	36.1	33.3
Municipal utilities	31.4	30.0
Transportation	23.5	27.0
Healthcare	16.8	14.0
Infrastructure finance	15.1	9.9
Higher education	8.4	7.3
Renewable energy	0.2	0.2
Other public finance	1.2	1.3
Total U.S. public finance	215.0	201.2
Non-U.S. public finance:
Regulated utilities	23.5	22.3
Infrastructure finance	16.0	15.0
Sovereign and sub-sovereign	8.3	9.2
Renewable energy	1.7	1.6
Pooled infrastructure	1.1	1.1
Total non-U.S. public finance	50.6	49.2
Total public finance	265.6	250.4
Structured finance:
U.S. structured finance:
Insurance reserve financings and securitizations	4.4	4.5
RMBS	1.4	1.5
Pooled corporate obligations	0.6	0.6
Financial products	0.4	0.5
Fund finance facilities	0.1	0.2
Other structured finance	1.0	1.2
Total U.S. structured finance	7.9	8.5
Non-U.S. structured finance:
Fund finance facilities	1.6	1.4
Pooled corporate obligations	0.5	0.5
RMBS	0.2	0.2
Other structured finance	1.3	0.6
Total non-U.S. structured finance	3.6	2.7
Total structured finance	11.5	11.2
Total net par outstanding	$277.1	$261.6

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Financial Guaranty Portfolio
Expected Amortization of Net Par Outstanding
As of December 31, 2025

	Public Finance	Structured Finance	Total
	(in billions)
0 to 5 years	$56.1	$6.7	$62.8
5 to 10 years	57.3	2.9	60.2
10 to 15 years	48.4	1.2	49.6
15 to 20 years	35.1	0.2	35.3
Over 20 years	68.7	0.5	69.2
Total net par outstanding	$265.6	$11.5	$277.1

Actual amortization may differ from expected maturities due to prepayments and terminations, and because interest rates, consumer price indices, foreign exchange rates and expected terms may be different than management had estimated. The expected maturities of structured finance obligations are, in general, shorter than their contractual maturities.

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2025

	BIG Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in billions)
Public finance:
U.S. public finance	$2.48	$0.42	$0.58	$3.48
Non-U.S. public finance	1.09	3.35	—	4.44
Public finance	3.57	3.77	0.58	7.92

Structured finance:
U.S. RMBS	0.17	0.03	0.57	0.77
Other structured finance	—	0.01	0.06	0.07
Structured finance	0.17	0.04	0.63	0.84
Total	$3.74	$3.81	$1.21	$8.76

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2024

	BIG Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in billions)
Public finance:
U.S. public finance	$2.12	$0.14	$0.62	$2.88
Non-U.S. public finance	5.88	0.52	—	6.40
Public finance	8.00	0.66	0.62	9.28

Structured finance:
U.S. RMBS	0.10	0.03	0.69	0.82
Other structured finance	—	0.02	0.06	0.08
Structured finance	0.10	0.05	0.75	0.90
Total	$8.10	$0.71	$1.37	$10.18

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of December 31, 2025

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in billions)
BIG 1	$3.71	$0.03	$3.74	87	3	90
BIG 2	3.81	—	3.81	13	1	14
BIG 3	1.21	—	1.21	95	3	98
Total BIG	$8.73	$0.03	$8.76	195	7	202

Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of December 31, 2024

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in billions)
BIG 1	$8.07	$0.03	$8.10	98	3	101
BIG 2	0.71	—	0.71	12	1	13
BIG 3	1.37	—	1.37	97	3	100
Total BIG	$10.15	$0.03	$10.18	207	7	214
_____________________
(1)    Includes FG VIEs.
(2)    A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

When the Company insures an obligation, it assigns the obligation to one or more geographic location based on its view of the geographic location of the risk. The Company seeks to maintain a diversified portfolio of insured obligations designed to spread its risk across a number of geographic areas.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Financial Guaranty Portfolio
Geographic Distribution of Net Par Outstanding
As of December 31, 2025

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in billions)
U.S.:
U.S. public finance:
California	1,194	$36.6	13.2%
Texas	1,220	28.3	10.2
New York	846	21.0	7.6
Pennsylvania	538	18.8	6.8
Illinois	495	13.1	4.7
Florida	219	13.0	4.7
New Jersey	231	7.8	2.8
Louisiana	146	5.4	2.0
Michigan	237	5.0	1.8
Colorado	189	4.8	1.7
Other	2,142	61.2	22.1
Total U.S. public finance	7,457	215.0	77.6
U.S. structured finance (multiple states)	308	7.9	2.8
Total U.S.	7,765	222.9	80.4

Non-U.S.:
United Kingdom	259	42.3	15.3
Australia	7	1.9	0.7
France	6	1.8	0.7
Spain	10	1.8	0.6
Canada	4	1.2	0.4
Other	50	5.2	1.9
Total non-U.S.	336	54.2	19.6
Total	8,101	$277.1	100.0%

Specialty Business

The Company also guarantees specialty business with risk profiles similar to those of its structured finance exposures written in financial guaranty form.

Specialty Business

	As of December 31, 2025		As of December 31, 2024
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in billions)
Diversified real estate (1)	$2.0	$2.0	$2.0	$2.0
Insurance reserve financings and securitizations	1.5	1.2	1.4	1.1
Pooled corporate obligations	0.9	0.9	0.9	0.9
Aircraft residual value insurance (RVI)	0.2	0.1	0.2	0.1
____________________
(1)    An excess-of-loss guaranty of a minimum amount of billed rent on a diversified portfolio of real estate properties with an internal rating of AAA that matures in 2044. This guaranty is accounted for in accordance with ASC 460, Guarantees.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
All exposures in the table above are rated investment-grade, except for aircraft RVI gross and net exposure of $5 million as of both December 31, 2025 and December 31, 2024.

Commitments

In addition to the exposure disclosed above, the Company had outstanding commitments to provide financial guaranties of $0.3 billion of public finance gross par and $2.1 billion of structured finance gross par as of December 31, 2025. These commitments are contingent on the satisfaction of specified conditions and may expire unused or be cancelled at the request of the respective counterparty. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

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

The Company removes any expected loss to be paid (recovered) associated with Loss Mitigation Securities. For Loss Mitigation Securities, the difference between the purchase price of the insured obligation and the fair value excluding the value of the Company’s insurance (on the date of acquisition) is treated as a paid loss. See Note 7. Investments and Cash, and Note 9. Fair Value Measurement.

Similarly, in cases where issuers of insured obligations elected (or where an issuer and the Company negotiated) to deliver the underlying collateral, insured obligation or a new security to the Company, expected loss to be paid (recovered) is adjusted accordingly and the asset received is prospectively recorded based on the applicable GAAP guidance for that instrument.

Economic loss development (benefit) represents the change in net expected loss to be paid (recovered) attributable to the effects of changes in the economic performance of insured transactions, changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

In order to effectively evaluate and manage the economics and liquidity of the entire insured portfolio, management assigns ratings and calculates expected loss to be paid (recovered), on a contract-by-contract basis, in the same manner for all its exposures regardless of form or differing accounting models. The exposure reported in Note 3. Outstanding Exposure, includes policies accounted for under various accounting models depending on the characteristics of the contract and the Company’s control rights. The three primary models are: (i) insurance, as described in Note 5. Contracts Accounted for as Insurance; (ii) derivatives, as described in Note 6. Contracts Accounted for as Credit Derivatives, and Note 9. Fair Value Measurement; and (iii) FG VIE consolidation, as described in Note 8. Variable Interest Entities. The Company has paid and may pay future claims and/or recover past claims on policies which fall under each of these accounting models. This note provides information regarding expected loss to be paid (recovered), regardless of the accounting method.

Loss Estimation Process

The financial guaranties issued by the Company insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and in most circumstances the Company has no right to cancel such financial guaranties. As a result, the Company’s estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction. Credit performance can be affected by, among other things, economic, fiscal and financial conditions and political developments over the life of most contracts. The Company guarantees payment of interest and principal when those amounts are scheduled to be paid and cannot be required to pay on an accelerated basis, although in

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
certain circumstances it may elect to do so. When obligors default on their obligations, the Company is only required to pay the shortfall between the debt service due in any given period and the amount paid by the obligors.

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

Changes in the Company’s loss estimates for structured finance transactions can be influenced by the performance of the assets supporting those transactions, by macroeconomic factors and by specific actions taken to mitigate losses. For example, changes over a reporting period in the Company’s loss estimates for its RMBS transactions may be influenced by factors such as the level, timing and severity of loan defaults experienced, changes in housing prices, discount rates, prepayments and the results of the Company’s loss mitigation activities. In recent years, expected losses to be paid (recovered) for U.S. RMBS have also been affected by changes in the amount of recoveries on first lien deferred principal balances and second lien charged-off loans.

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

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of December 31,		Year Ended December 31,
Accounting Model	2025	2024	2025	2024	2023
	(in millions)
Insurance (see Note 5)	$88	$90	$59	$(1)	$174
FG VIEs (see Note 8)	13	16	(5)	(1)	(11)
Credit derivatives (see Note 6)	—	—	(63)	(1)	1
Total	$101	$106	$(9)	$(3)	$164

The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts, which are accounted for under one of the following accounting models: insurance, derivative or FG VIE. The Company used risk-free rates for U.S. and non-U.S. currencies that ranged from 1.93% to 5.35% with a weighted average of 3.92% as of December 31, 2025 and 1.98% to 5.22% with a weighted average of 4.38% as of December 31, 2024.

Net Expected Loss to be Paid (Recovered)
Roll Forward

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$106	$505	$522
Economic loss development (benefit) due to:
Accretion of discount	7	16	20
Changes in discount rates	7	4	3
Changes in timing and assumptions	(23)	(23)	141
Total economic loss development (benefit) (1)	(9)	(3)	164
Net (paid) recovered losses (1) (2)	4	(396)	(181)
Net expected loss to be paid (recovered), end of period	$101	$106	$505
____________________
(1)    2025 amounts include recoveries recognized in connection with the resolution of the LBIE litigation. See Note 6. Contracts Accounted for as Credit Derivatives, for additional information.
(2)     Net (paid) recovered losses includes (i) securities received as recoveries in 2023 in connection with the satisfaction of insurance obligations in the Puerto Rico Trusts, and (ii) claims paid in 2024 and 2023 to extinguish certain insured Puerto Rico exposures.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Year Ended December 31, 2025
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2024	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2025
	(in millions)
Public finance:
U.S. public finance	$18	$64	$(113)	$(31)
Non-U.S. public finance	98	33	(5)	126
Public finance	116	97	(118)	95
Structured finance:
U.S. RMBS	(43)	(43)	32	(54)
Other structured finance (2)	33	(63)	90	60
Structured finance	(10)	(106)	122	6
Total	$106	$(9)	$4	$101

	Year Ended December 31, 2024
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2023	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2024
	(in millions)
Public finance:
U.S. public finance	$398	$(9)	$(371)	$18
Non-U.S. public finance	20	81	(3)	98
Public finance	418	72	(374)	116
Structured finance:
U.S. RMBS	43	(75)	(11)	(43)
Other structured finance	44	—	(11)	33
Structured finance	87	(75)	(22)	(10)
Total	$505	$(3)	$(396)	$106

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2022	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2023
	(in millions)
Public finance:
U.S. public finance	$403	$201	$(206)	$398
Non-U.S. public finance	9	11	—	20
Public finance	412	212	(206)	418
Structured finance:
U.S. RMBS	66	(56)	33	43
Other structured finance	44	8	(8)	44
Structured finance	110	(48)	25	87
Total	$522	$164	$(181)	$505
____________________
(1)    Amounts are net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”
(2)    2025 amounts include recoveries recognized in connection with the resolution of the LBIE litigation. See Note 6. Contracts Accounted for as Credit Derivatives, for additional information. Includes cash proceeds for recoveries related to amounts previously paid.

The tables above include (i) net LAE paid (recovered) of $(47) million, $30 million and $25 million for the years ended December 31, 2025, 2024 and 2023, respectively; and (ii) net expected LAE to be paid of $8 million as of December 31, 2025 and $11 million as of December 31, 2024.

Public Finance

The largest components of the public finance net expected losses to be paid (recovered) relate to certain insured healthcare and U.K. regulated utility exposures, as well as Puerto Rico Electric Power Authority (PREPA). The total net expected loss to be paid for public finance exposures is net of expected recoveries of $311 million and $265 million as of December 31, 2025 and December 31, 2024, respectively, for certain claims and LAE that have already been paid. In 2025, the economic loss development for public finance transactions was primarily attributable to PREPA, certain U.K. student accommodation exposures, certain healthcare exposures and certain U.K. regulated utility exposures.

Thames Water

As of December 31, 2025, the Company had £1.8 billion (or $2.4 billion) of net par outstanding of Thames Water Utilities Finance PLC (Thames), a BIG rated U.K. regulated utility. The Company, as part of the Thames senior Class A creditor group, continues to engage the Water Services Regulation Authority (the governmental body responsible for the economic regulation of the privatized water and sewage industry in England and Wales, or Ofwat), His Majesty’s Treasury and other members of the U.K. Government in restructuring negotiations, and is taking other actions to work out this insured credit. The first scheduled principal payment that comes due under the Company’s Thames exposure is in 2037. The Company is actively working to mitigate losses and reduce risk. Although uncertainty remains, the Thames creditors and Ofwat are engaged in discussions regarding a comprehensive settlement to restructure and recapitalize Thames.

European Renewable Energy and U.K. Student Accommodation Transactions

As of December 31, 2025, the Company had insured net par of €773 million (or $908 million) related to BIG European renewable energy transactions that are experiencing operational strain, and £292 million (or $393 million) in BIG U.K. student accommodation transactions that are experiencing weak occupancy rates and financial strain.

U.K. Healthcare

The Company has guaranteed project financings involving National Health Service (NHS) Trusts. As of December 31, 2025, the Company had £413 million (or $557 million) of BIG net par outstanding related to NHS Trusts. Proceeds from the

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
financings funded new and refurbished hospital buildings and facilities in the service area of the particular NHS Trust. Certain of the bond issuers are involved in negotiations (including in some cases triggered by contract disputes) with the relevant NHS Trusts regarding various matters including the condition of the hospital facilities and service standards. The Company takes into account in its internal ratings the nature and severity of any disputes.

U.S. Healthcare

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

Puerto Rico

All of the Company’s exposure to the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and its various authorities and public corporations is rated BIG. The Company’s Puerto Rico net par and net debt service outstanding as of December 31, 2025 were $553 million and $643 million, respectively, compared with net par and net debt service outstanding as of December 31, 2024 of $637 million and $756 million, respectively.

Defaulting Puerto Rico Exposure

As of December 31, 2025, the Company’s only unresolved outstanding insured Puerto Rico exposure subject to a payment default was PREPA. As of December 31, 2025, the Company’s PREPA net par and debt service outstanding were $464 million and $537 million, respectively. As of December 31, 2024, the Company’s PREPA net par and debt service outstanding were $532 million and $629 million, respectively. The PREPA bonds are secured by a lien on the net revenues of the electric system. The default of PREPA’s obligations has been the subject of restructuring negotiations, mediation and litigation since 2014.

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

Certain legal actions involving the Company and relating to defaults by the Commonwealth and its authorities and public corporations were resolved in 2022. The remaining proceedings relate to PREPA’s default, including two recently active proceedings and a number of proceedings that remain stayed pending the U.S. District Court for the District of Puerto Rico’s (Federal District Court of Puerto Rico) determination on a plan of adjustment and disclosure statement, as described below.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

Bondholders’ Administrative Expense Claim. In light of the decision by the First Circuit described above in Lien Challenge Adversary Proceeding and Appeal, in March 2025, the Federal District Court of Puerto Rico ordered the parties to propose an agreed proposal or competing proposals for a litigation schedule for resolving certain key issues related to PREPA bondholders’ claims, including determining whether the bondholders’ perfected lien described above includes collateral used for PREPA’s administrative expenses, prior to a further plan confirmation hearing. If the bondholders succeed in establishing that their perfected lien includes collateral used for PREPA’s administrative expenses, PREPA would be required under the U.S. Bankruptcy Code to pay such claims in full in cash prior to exiting bankruptcy. On March 13, 2025, the parties submitted competing proposals. At an Omnibus Hearing held on March 19, 2025, the Federal District Court of Puerto Rico indicated that it would allow the bondholders, including the Company, to litigate an administrative expense claim based on PREPA’s post-petition use of the bondholders’ collateral and that the parties could revisit the possibility of litigating other key issues at a later time. On November 24, 2025, the parties submitted to the Federal District Court of Puerto Rico a joint status report for the administrative expense claim. On December 9, 2025, the Federal District Court of Puerto Rico ordered a schedule to finalize the scope of discovery production for the administrative expense claim but deferred setting a schedule for expert discovery and evidentiary proceedings; a briefing on outstanding issues related to the discovery production was completed on February 6, 2026.

Financial Oversight and Management Board for Puerto Rico

In August 2025, the FOMB announced that the U.S. administration terminated six of its seven board members. On September 18, 2025, three of the terminated board members sued the U.S. administration for reinstatement, alleging that they had been unlawfully terminated without cause and that their offices are a form of property protected by due process. On October 3, 2025, the Federal District Court of Puerto Rico granted the plaintiffs’ request for a preliminary injunction. On December 2, 2025, the U.S. administration filed a notice of appeal of the preliminary injunction to the First Circuit. Subsequently, the U.S. administration requested a stay pending the U.S. Supreme Court’s decision in Trump v. Cook, a case involving related questions of the powers of the U.S. President to terminate a member of the Federal Reserve Board of Governors; the requested stay was unopposed and granted on December 30, 2025. Oral arguments in the Trump v. Cook case were heard on January 21, 2026, with a decision expected to follow by the end of the U.S. Supreme Court’s current term in late June or early July 2026.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

•    The Company’s motion to intervene in a lawsuit by the retirement system for PREPA employees against, among others, the FOMB, PREPA, the Commonwealth and the trustee for PREPA bondholders seeking, among other things, declarations that there is no valid lien securing the PREPA bonds other than on amounts in the sinking funds, and order subordinating the PREPA bondholders’ lien and claim to the PREPA employees’ claims.

Non-Defaulting Puerto Rico Exposure

As of December 31, 2025 and December 31, 2024, the Company had $76 million and $92 million, respectively, of remaining non-defaulting Puerto Rico net par outstanding related primarily to the Puerto Rico Municipal Finance Agency (MFA). The MFA exposures are secured by a lien on local tax revenues and remain current on debt service payments.

U.S. RMBS Loss Projections

The Company projects losses (and recoveries) on its insured U.S. RMBS on a transaction-by-transaction basis by projecting the future cash flow of the underlying collateral pool of mortgages over time. The Company then uses individual models for each transaction to project the Company’s future claims and claim reimbursements based upon these collateral cashflow projections, the payment priorities among the transaction liabilities, and assumptions about future market conditions. The resulting projected claim payments or reimbursements are then discounted using risk-free rates. The Company runs several sets of assumptions regarding mortgage collateral performance, or scenarios, which are probability weighted.

Each period the Company reviews the assumptions it uses to make RMBS loss and recovery projections based upon the performance of its insured transactions as well as the residential property market, interest rate environment and economy in general. To the extent it observes changes, it makes a judgment as to whether those changes are normal fluctuations or part of a more prolonged trend.

The loss and recovery projections for insured RMBS are affected by a variety of assumptions including: (i) the rate at which borrowers from a particular delinquency category (number of monthly payments behind) eventually default (which is referred to as the “liquidation rate”), (ii) projections of how many of the currently performing loans will default and when they will default, (iii) loss severity, which is the amount of loss the transaction experiences on a defaulted loan after the application of net proceeds from the disposal of the underlying property, and (iv) recovery assumptions to reflect observed trends in recoveries of principal balances of modified loans that had been previously written off.

In recent years, the two primary drivers of changes in expected loss have been the projected and actual recoveries on previously written off or deferred loan balances, and changes in discount rates.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
U.S. RMBS

	Net Expected Loss to be Paid (Recovered)						Economic Loss Development (Benefit)
	As of December 31,						Year Ended December 31,
	2025			2024			2025	2024	2023
	(dollars in millions)
First lien U.S. RMBS	$90			$91			$(3)	$(27)	$(7)
Second lien U.S. RMBS	(144)			(134)			(40)	(48)	(49)
Total U.S. RMBS economic loss development (benefit)	$(54)			$(43)			$(43)	$(75)	$(56)

Impact of changes in discount rates							$(1)	$(6)	$(2)

Range of discount rates	3.45%	-	4.97%	4.11%	-	4.89%
Weighted average discount rate	3.84%			4.41%

First lien U.S. RMBS weighted average future recovery for deferred principal balances	50%			50%
Second lien U.S. RMBS weighted average future recoveries on charged-off loans	60%			50%

First Lien U.S. RMBS Loss Projections: Alt-A, Prime, Option ARM and Subprime

The majority of projected insured losses in first lien U.S. RMBS transactions stem from future insurance claim payments related to structures that are currently undercollateralized (outstanding insured bonds that did not have their principal balance reduced by collateral losses, but will experience a shortfall at the transaction’s final maturity). Most of any future collateral losses are expected to come from non-performing mortgage loans (those that are or have recently been two or more payments behind, have been modified, are in foreclosure or have been foreclosed upon). Collateral losses are projected to be offset by recoveries on deferred principal balances (where information about the amount of deferred balances is disclosed by the trustee of the transaction).

The Company establishes its scenarios by assuming various levels of recoveries on known deferred balances and increasing and decreasing the periods and levels of stress on the remaining collateral. In the Company’s most stressful scenario where 20% of deferred principal balances are assumed to be recovered, loss severities experience stress for nine years and the initial ramp-down of the conditional default rates (CDR) was assumed to occur over 16 months, expected loss to be paid would increase from current projections by approximately $33 million for all first lien U.S. RMBS transactions. In the Company’s least stressful scenario where 80% of deferred principal balances are assumed to be recovered, the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over eight months), expected loss to be paid would decrease from current projections by approximately $32 million for all first lien U.S. RMBS transactions.

Certain transactions benefit from excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations) when they are supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) but have insured floating rate debt linked to the Secured Overnight Finance Rate (SOFR). An increase in projected SOFR decreases excess spread, while lower SOFR projections can result in higher excess spread. Due to the current level of SOFR, there are few transactions with substantial excess spread. If projected future interest rates were to fall below the weighted average coupon of the underlying mortgages, excess spread projections may increase.

Second Lien U.S. RMBS Loss Projections

Second lien U.S. RMBS transactions include both home equity lines of credit (HELOC) and closed-end second lien mortgages. The Company believes the most important driver of its projected second lien U.S. RMBS claims and

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
reimbursements is dependent on the amount and timing of future recoveries from previously charged-off loans and changes in discount rates.

In the Company’s most stressful scenario, assuming 40% recoveries on charged-off loans would decrease the expected recovery by approximately $48 million for HELOC transactions. On the other hand, in the Company’s least stressful scenario, assuming 80% recoveries on charged-off loans, would increase the expected recovery by approximately $48 million for HELOC transactions.

When a second lien loan defaults, there is generally a low recovery. The Company assumes that it will generally recover 2% of future defaulting collateral at the time of charge-off. Additional amounts of post charge-off recoveries are projected to come in evenly over the next five years in instances where the Company is able to obtain information on the lien status. The Company evaluates its assumptions regularly based on actual recoveries of charged-off loans observed from period to period and reasonable expectations of future recoveries. During 2025, due to observed trends and high levels of home equity, the Company updated its assumptions of such recoveries to reflect a base scenario and a weighted average recovery of 60%, up from 50%, which resulted in an economic benefit of $26 million.

Recovery Litigation and Dispute Resolution

In the ordinary course of their respective businesses, certain of the Company’s subsidiaries are involved in litigation or other dispute resolution with third parties to recover insurance losses paid or return benefits received in prior periods or prevent or reduce losses in the future. For example, the Company has asserted claims in a number of legal proceedings in connection with its exposure to Puerto Rico. See above for a discussion of the Company’s exposure to Puerto Rico and related recovery litigation being pursued by the Company. The impact, if any, of these and other proceedings on the amount of recoveries the Company ultimately receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company’s financial statements.

5.    Contracts Accounted for as Insurance

The portfolio of outstanding exposures discussed in Note 3. Outstanding Exposure, and Note 4. Expected Loss to be Paid (Recovered), includes contracts that are accounted for as insurance contracts, derivatives and consolidated FG VIEs. Amounts presented in this note relate only to contracts accounted for as insurance, unless otherwise specified. See Note 6. Contracts Accounted for as Credit Derivatives, for amounts related to CDS and Note 8. Variable Interest Entities, for amounts related to consolidated FG VIEs.

Premiums

Accounting Policy

Financial guaranty contracts that meet the scope exception under derivative accounting guidance are subject to industry specific accounting guidance for financial guaranty insurance.

Premiums receivable represent the present value of contractual or expected future premium collections, discounted using risk-free rates. Unearned premium reserve represents deferred premium revenue less claim payments made (net of recoveries received) that have not yet been recognized in the consolidated statements of operations (i.e., contra-paid). The following discussion relates to the deferred premium revenue component of the unearned premium reserve, while the contra-paid is discussed below under “Losses and Recoveries.”

The amount of deferred premium revenue at contract inception is determined as follows:

•For premiums received upfront on financial guaranty insurance contracts that were originally underwritten by the Company, deferred premium revenue is equal to the amount of cash received. Upfront premiums typically relate to public finance transactions.

•For premiums received in installments on financial guaranty insurance contracts that were originally underwritten by the Company, deferred premium revenue is calculated as the present value (discounted at risk free rates) of either: (i) contractual premiums due; or (ii) in cases where the underlying collateral is composed of homogeneous pools of assets, the expected premiums to be collected over the life of the contract. To be considered a homogeneous pool of assets, prepayments must be contractually allowable, the amount of prepayments must be probable, and the timing and

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
amount of prepayments must be reasonably estimable. Installment premiums typically relate to structured finance (e.g., securitized debt) transactions, where the insurance premium rate is determined at the inception of the contract but the insured par is subject to prepayment throughout the life of the transaction, and infrastructure transactions.

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

The Company recognizes deferred premium revenue as earned premium over the contractual period or expected period of the contract in proportion to the amount of insurance protection provided. As premium revenue is recognized, a corresponding decrease to the deferred premium revenue is recorded. The amount of insurance protection provided is a function of the insured par amount outstanding. Accordingly, the proportionate share of premium revenue recognized in a given reporting period is a constant rate calculated based on the relationship between the insured par amounts outstanding in the reporting period compared with the sum of each of the insured par amounts outstanding for all periods. When an insured financial obligation is retired before its maturity, (i) the financial guaranty insurance contract is extinguished; (ii) any nonrefundable deferred premium revenue related to that contract is accelerated and recognized as premium revenue; and (iii) any unamortized acquisition costs are expensed. The Company assesses the need for an allowance for credit loss on premiums receivable each reporting period.

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

Insurance Contracts’ Premium Information

Net Earned Premiums

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Financial guaranty insurance:
Scheduled net earned premiums	$308	$293	$285
Accelerations from refundings and terminations	30	71	29
Accretion of discount on net premiums receivable	37	31	26
Financial guaranty insurance net earned premiums	375	395	340
Specialty net earned premiums	5	8	4
Net earned premiums	$380	$403	$344

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Gross Premium Receivable,
Net of Commissions Payable on Assumed Business and Allowance for Credit Losses
Roll Forward

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Beginning of year	$1,551	$1,468	$1,298
Less: Specialty insurance premium receivable	1	1	1
Financial guaranty insurance premiums receivable	1,550	1,467	1,297
New business and supplemental premiums, net of commissions	298	467	353
Gross premiums received, net of commissions	(342)	(354)	(261)
Adjustments:
Changes in the expected term and debt service assumptions	(48)	(32)	1
Accretion of discount, net of commissions on Assumed Business	33	26	26
Foreign exchange gain (loss) on remeasurement	82	(24)	51
Change in allowance for credit losses	(3)	—	—
Financial guaranty insurance premium receivable	1,570	1,550	1,467
Specialty insurance premium receivable	2	1	1
December 31,	$1,572	$1,551	$1,468

Approximately 68% and 69% of gross premiums receivable, net of commissions payable as of December 31, 2025 and December 31, 2024, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

The timing and cumulative amount of actual collections and net earned premiums may differ from those of expected collections and of expected net earned premiums in the table below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations, restructurings, changes in the consumer price indices, changes in expected lives, new business and changes in ratings of the insured obligations and/or the Company’s insurance subsidiaries.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Financial Guaranty Insurance
Expected Future Premium Collections and Earnings

	As of December 31, 2025
		Future Net Premiums to be Earned (2)
	Future Premiums to be Collected (1)	Earnings of Deferred Premium Revenue	Accretion of Discount	Total
	(in millions)
2026 (January 1 - March 31)	$72	$77	$10	$87
2026 (April 1 - June 30)	51	76	9	85
2026 (July 1 - September 30)	39	75	9	84
2026 (October 1 - December 31)	30	73	9	82
Subtotal 2026	192	301	37	338
2027	137	279	35	314
2028	130	264	33	297
2029	116	245	31	276
2030	100	225	29	254
2031-2035	417	888	124	1,012
2036-2040	329	579	89	668
2041-2045	249	384	58	442
2046-2050	187	247	32	279
2051-2055	105	119	13	132
After 2055	101	84	10	94
Total	$2,063	$3,615	$491	$4,106
____________________
(1)    Net of assumed commissions payable.
(2)    Net of reinsurance.

Selected Information for Financial Guaranty Insurance Policies with Premiums Paid in Installments

	As of December 31,
	2025	2024
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,570	$1,550
Deferred premium revenue	$1,831	$1,901
Weighted-average risk-free rate used to discount premiums	2.7%	2.5%
Weighted-average period of premiums receivable (in years)	11.7	12.3

Policy Acquisition Costs

Accounting Policy

DAC reported on the consolidated balance sheets represent the unamortized portion of (i) policy acquisition costs that are directly related and essential to the successful acquisition of an insurance contract and (ii) ceding commission income and expense. Deferred policy acquisition costs include the cost of underwriting personnel attributable to successful underwriting efforts. The Company conducts time studies, which requires the use of judgment, to estimate the amount of costs to be deferred.

DAC is generally amortized in proportion to net earned premiums. Amortization of deferred policy acquisition costs includes the accretion of discount on ceding commission receivable and payable. When an insured obligation is retired early, the remaining related DAC is expensed at that time.

Costs incurred for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts and product development as well as overhead costs are expensed as incurred.

Expected losses and LAE, investment income and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of DAC.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Policy Acquisition Costs

Roll Forward of DAC

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Beginning of year	$176	$161	$147
Costs deferred during the period	38	35	27
Costs amortized during the period	(22)	(20)	(13)
December 31,	$192	$176	$161

Losses and Recoveries

Accounting Policies

Loss and LAE Reserve

Loss and LAE reserve reported on the consolidated balance sheets relates only to direct and assumed reinsurance contracts that are accounted for as insurance, substantially all of which are financial guaranty insurance contracts. The portion of any contract’s reserve that is ceded to a reinsurer is reported as reinsurance recoverable on unpaid losses and reported in “other assets.” Any loss and LAE reserve related to FG VIEs are eliminated upon consolidation. Any expected losses to be paid (recovered) on credit derivatives are reflected in the fair value of credit derivatives.

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

When a claim or LAE payment is made on a contract, the Company first reduces any recorded loss and LAE reserve. To the extent there is insufficient loss and LAE reserve on a contract, then such claim payment is recorded as contra-paid, which reduces the unearned premium reserve. The contra-paid is recognized in “loss and loss adjustment expenses (benefit)” in the consolidated statements of operations when and for the amount that total losses exceed the remaining deferred premium revenue on the insurance contract. “Loss and loss adjustment expenses (benefit)” in the consolidated statements of operations is presented net of cessions to reinsurers.

Salvage and Subrogation Recoverable

Expected loss to be paid is reduced when a claim payment (or estimated future claim payment) entitles the Company to cash flows associated with salvage and subrogation rights from the underlying collateral of, or other recoveries relating to, an insured exposure. Such reduction in expected loss to be paid can result in one of the following: (i) a reduction in the corresponding loss and LAE reserve with a benefit to the consolidated statements of operations; (ii) no effect on the consolidated balance sheets or statements of operations if total loss is not in excess of deferred premium revenue; or (iii) the recording of a salvage asset with a benefit to the consolidated statements of operations if the transaction is in a net recovery position at the reporting date. The ceded component of salvage and subrogation recoverable is reported in “other liabilities.”

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Insurance Contracts’ Losses Reported in the Consolidated Financial Statements

Loss and LAE reserve and salvage and subrogation recoverable are discounted at risk-free rates for financial guaranty insurance obligations that ranged from 1.93% to 5.35% with a weighted average of 3.93% as of December 31, 2025 and 1.98% to 5.22% with a weighted average of 4.38% as of December 31, 2024.

The following table provides information on net reserve (salvage), which includes loss and LAE reserve and salvage and subrogation recoverable, both net of reinsurance.

Net Reserve (Salvage) by Sector

	As of December 31,
Sector	2025	2024
	(in millions)
Public finance:
U.S. public finance	$(66)	$(14)
Non-U.S. public finance	18	5
Public finance	(48)	(9)
Structured finance:
U.S. RMBS	(150)	(151)
Other structured finance	59	33
Structured finance	(91)	(118)
Total	$(139)	$(127)
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

Reconciliation of Net Expected Loss to be Paid (Recovered) to Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of December 31, 2025
(in millions)
Net expected loss to be paid (recovered) - financial guaranty insurance	$87
Contra-paid, net	22
Salvage and subrogation recoverable, net	447
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(307)
Net expected loss to be expensed (present value)	$249

The following table provides a schedule of the expected timing of financial guaranty net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives, changes in foreign exchange rates and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of December 31, 2025
(in millions)
2026 (January 1 - March 31)	$4
2026 (April 1 - June 30)	4
2026 (July 1 - September 30)	3
2026 (October 1 - December 31)	3
Subtotal 2026	14
2027	18
2028	18
2029	18
2030	17
2031-2035	69
2036-2040	28
2041-2045	22
2046-2050	26
2051-2055	16
After 2055	3
Net expected loss to be expensed (present value)	249
Future expected accretion	38
Total expected future loss and LAE	$287

The following table presents the loss and LAE (benefit) reported in the consolidated statements of operations by sector for insurance contracts.

Loss and LAE (Benefit) by Sector

	Year Ended December 31,
Sector	2025	2024	2023
	(in millions)
Public finance:
U.S. public finance	$62	$12	$192
Non-U.S. public finance	20	4	—
Public finance	82	16	192
Structured finance:
U.S. RMBS	(26)	(43)	(34)
Other structured finance	—	1	4
Structured finance	(26)	(42)	(30)
Loss and LAE (benefit)	$56	$(26)	$162

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2025

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in billions)
Number of risks (1)	87	13	95	195	195
Remaining weighted-average period (in years)	14.0	24.1	5.4	18.7	18.7

Outstanding exposure:
Par	$3.73	$3.81	$1.21	$8.75	$8.73
Interest	2.52	4.84	0.32	7.68	7.68
Total (2)	$6.25	$8.65	$1.53	$16.43	$16.41

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(in millions)
Expected cash outflows (inflows)	$172	$1,141	$1,242	$2,555	$2,547
Potential recoveries (3)	(445)	(877)	(1,110)	(2,432)	(2,422)
Subtotal	(273)	264	132	123	125
Discount	47	(77)	(8)	(38)	(38)
Expected losses to be paid (recovered)	$(226)	$187	$124	$85	$87

Deferred premium revenue	$164	$162	$103	$429	$429
Reserves (salvage)	$(255)	$71	$43	$(141)	$(140)

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2024

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in billions)
Number of risks (1)	98	12	97	207	207
Remaining weighted average period (in years)	18.6	8.8	6.1	16.6	16.6

Outstanding exposure:
Par	$8.08	$0.70	$1.38	$10.16	$10.15
Interest	7.55	0.37	0.42	8.34	8.33
Total (2)	$15.63	$1.07	$1.80	$18.50	$18.48

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(in millions)
Expected cash outflows (inflows)	$4,016	$342	$1,307	$5,665	$5,656
Potential recoveries (3)	(4,201)	(293)	(1,132)	(5,626)	(5,616)
Subtotal	(185)	49	175	39	40
Discount	43	29	(23)	49	49
Expected losses to be paid (recovered)	$(142)	$78	$152	$88	$89

Deferred premium revenue	$333	$49	$116	$498	$498
Reserves (salvage)	$(226)	$35	$62	$(129)	$(128)
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

Reinsurance

The Company cedes portions of its gross insured financial guaranty exposure (Ceded Financial Guaranty Business) to third-party insurers. This Ceded Financial Guaranty Business represents $599 million, or approximately 0.1%, of the Company’s total gross insured debt service of $441.4 billion, as of December 31, 2025. The Company also cedes $379 million of its $4.6 billion in gross insured specialty business exposure.

The following table presents the components of premiums and losses reported in the consolidated statements of operations attributable to the Assumed and Ceded Businesses (both financial guaranty and specialty insurance).

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Components of Premiums Written, Premiums Earned and Loss and LAE (Benefit)

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Premiums Written:
Direct	$251	$436	$307
Assumed	5	4	50
Ceded	(6)	(6)	(16)
Net	$250	$434	$341

Premiums Earned:
Direct	$356	$378	$319
Assumed	28	32	28
Ceded	(4)	(7)	(3)
Net	$380	$403	$344

Loss and LAE (benefit):
Direct (1)	$46	$(30)	$157
Assumed	11	3	8
Ceded	(1)	1	(3)
Net	$56	$(26)	$162
____________________
(1)    See Note 4. Expected Loss to be Paid (Recovered), for additional information on the economic loss development (benefit).

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Accounting Policy

The Company’s credit derivatives qualify as derivatives under GAAP and require fair value measurement, with changes in fair value reported in “fair value gains (losses) on credit derivatives” in the consolidated statements of operations. The fair value of credit derivatives is determined on a contract-by-contract basis and presented as either credit derivative assets reported in “other assets” or credit derivative liabilities reported in “other liabilities” in the consolidated balance sheets. See Note 9. Fair Value Measurement, for a discussion on the fair value methodology for credit derivatives.

Credit Derivatives Net Par Outstanding and Fair Value

The components of the Company’s credit derivative net par outstanding by sector are presented in the table below. The estimated remaining weighted average life of credit derivatives was 8.6 years and 8.4 years as of December 31, 2025 and December 31, 2024, respectively.

Credit Derivatives (1)

	Net Par Outstanding		Net Fair Value Asset (Liability)
Sector	As of December 31, 2025	As of December 31, 2024	As of December 31, 2025	As of December 31, 2024
	(in billions)		(in millions)
U.S. public finance	$1.0	$1.0	$(2)	$(12)
Non-U.S. public finance	1.6	2.0	(12)	(15)
U.S. structured finance	0.2	0.2	(1)	(2)
Non-U.S. structured finance	1.0	1.0	—	—
Total	$3.8	$4.2	$(15)	$(29)
____________________
(1)    See Note 4. Expected Loss to be Paid (Recovered), for expected loss to be paid on credit derivatives.

Fair Value Gains (Losses) on Credit Derivatives

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Realized gains (losses) and other settlements	$108	$3	$2
Net unrealized gains (losses)	13	21	112
Fair value gains (losses) on credit derivatives	$121	$24	$114

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
CDS Spread on AG (in basis points)

	As of December 31,
	2025	2024	2023
Five-year CDS spread	69	75	66
One-year CDS spread	23	25	23

Fair Value of Credit Derivative Assets (Liabilities) and Effect of AG Credit Spread

	As of December 31,
	2025	2024
	(in millions)
Fair value of credit derivatives before effect of AG credit spread	$(40)	$(64)
Plus: Effect of AG credit spread	25	35
Net fair value of credit derivatives	$(15)	$(29)

The fair value of CDS contracts as of December 31, 2025, before considering the benefit applicable to AG’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions, sometimes related to downgrades, compared with those at the time of underwriting for certain underlying credits with longer tenor.

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

Other invested assets primarily consist of equity method investments; the Sound Point investment being the most significant. The Company reports its interest in the earnings of equity method investments in “equity in earnings (losses) of investees” in the consolidated statements of operations. Most equity method investments are reported on a one-quarter lag. At the time of acquisition, the difference between the Company’s cost of an equity method investment (fair value) and the Company’s proportionate share of the carrying value of the investee’s net assets is referred to as the basis difference. The basis difference includes amounts attributed to finite-lived intangible assets, which is amortized over the assets’ remaining useful lives, and is reported in “equity in earnings (losses) of investees.”

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

Sound Point managed funds in which the Company invests and where the Company has been deemed to be the primary beneficiary, are not reported in “investments” on the consolidated balance sheets, but rather in “assets of consolidated investment vehicles” and “other liabilities,” with the portion not owned by the Company presented as “non-redeemable noncontrolling interest.” See Note 8. Variable Interest Entities, for further information regarding CIVs.

Cash consists of cash on hand and demand deposits. See Note 8. Variable Interest Entities, for the cash and cash equivalents of consolidated VIEs.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
maturities are recognized in net investment income using the retrospective method. PCD securities are defined as financial assets that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination.

Realized gains and losses on sales of available-for-sale fixed-maturity securities and credit losses are reported in the consolidated statements of operations. Net realized investment gains (losses) include sales of investments, which are determined using the specific identification method, reductions to amortized cost of available-for-sale investments that have been written down due to the Company’s intent to sell them or it being more-likely-than-not that the Company will be required to sell them, and the change in allowance for credit losses on the investment portfolio (including accretion) as discussed below.

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

The allowance for credit losses and the corresponding charge to net realized investment gains (losses) may be reversed if conditions change. However, the allowance for credit losses is never reduced below zero. When the Company determines that all or a portion of a fixed-maturity security is uncollectible, the uncollectible amortized cost amount is written off with a corresponding reduction to the allowance for credit losses. If cash flows that were previously written off are collected, the recovery is recognized in “net realized investment gains (losses).”

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

Investment Portfolio

The largest component of the investment portfolio is fixed-maturity securities, the majority of which are investment grade and managed by outside managers. The Company has established investment guidelines for these investment managers regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. Portions of the Company’s alternative investments portfolio are managed by Sound Point. In accordance with the terms of a letter agreement (Letter Agreement), effective July 1, 2023, AG (i) engaged Sound Point as its sole alternative credit manager, and (ii) transitioned to Sound Point the management of certain existing alternative investments and related commitments. The Letter Agreement also provides that AG, including through its investment subsidiary AGAS, would, subject to the terms and conditions of the Letter Agreement, make new investments in funds, other vehicles and separately managed accounts managed by Sound Point which, when aggregated with the alternative investments and commitments transitioned from the Company and any reinvestments (collectively, Sound Point Investments), and investments made by other Assured Guaranty affiliates, will total $1 billion. AG has made substantial investments with Sound Point across a variety of their strategies in order to seek to enhance its investment returns and anticipates continuing to invest with Sound Point pursuant to the terms of the Letter Agreement. The Letter Agreement contemplates a long-term investment partnership between Sound Point and Assured Guaranty, whereby AG has agreed to reinvest all returns of capital from Sound Point Investments until July 1, 2038. Similarly, under the Letter Agreement AG agreed to reinvest all gains and dividends from Sound Point Investments through July 1, 2025, and reinvest half of all such gains and dividends thereafter until July 1, 2033. On July 1, 2028, AG may choose to reduce the amounts invested or required to be reinvested in certain Sound Point Investments under the Letter Agreement, subject to adjustment of Assured Guaranty’s ownership interest in Sound Point. To the extent not required to be reinvested by the Letter Agreement, all proceeds from Sound Point Investments received in accordance with their operative investment documents can be distributed to AG.

Investment Portfolio
Carrying Value

	As of December 31,
	2025	2024
	(in millions)
Fixed-maturity securities, available-for-sale	$6,369	$6,369
Fixed-maturity securities, trading	124	147
Short-term investments	903	1,221
Other invested assets:
Equity method investments:
Ownership interest in Sound Point	415	418
Funds and other investments	664	496
Other	12	12
Total (1)	$8,487	$8,663
____________________
(1)    In the investment portfolio, the aggregate carrying value of Sound Point managed investments was $628 million and $569 million as of December 31, 2025 and December 31, 2024, respectively, excluding the Company’s ownership interest in Sound Point and certain investments in funds that are accounted for as CIVs.

As of December 31, 2025 and December 31, 2024, 8.6% and 12.6%, respectively, of available-for-sale fixed-maturity securities were either rated BIG or not rated, primarily consisting of CLO equity tranches, liquidity bonds issued by a U.K. regulated utility and Loss Mitigation Securities. As of December 31, 2025 and December 31, 2024, the carrying value of CLO equity tranches was $228 million and $277 million, respectively. As of December 31, 2025, the carrying value of liquidity bonds issued by a U.K. regulated utility was $168 million. As of December 31, 2025 and December 31, 2024, the carrying

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
value of Loss Mitigation Securities was $140 million and $479 million, respectively. In July 2025, the Company’s largest BIG exposure in the investment portfolio, which was obtained as a part of a loss mitigation strategy, with an aggregate carrying value of $408 million as of June 30, 2025 reached its final resolution after many years of negotiation and was paid down after liquidation of the trust assets. The Company received $459 million in connection with this resolution, including principal, accrued interest and other expected recoveries. This resolution did not have a significant effect on the consolidated statements of operations. Fixed-maturity securities classified as trading securities primarily include contingent value instruments (CVIs), and are not rated.

The investment portfolio includes $1.0 billion in alternative investments primarily consisting of (i) $228 million of CLO equity securities classified as available-for-sale fixed-maturity securities and (ii) $676 million of investments across various asset classes that are reported in “other invested assets”. In addition, as of December 31, 2025 and December 31, 2024, $57 million and $33 million, respectively, of the Company’s total alternative investments was invested in a Sound Point managed fund which was reported in “assets of consolidated investment vehicles,” “other liabilities” and “non-redeemable noncontrolling interest.” See Note 8. Variable Interest Entities. The Company’s alternative investment commitments as of December 31, 2025 include $490 million in unfunded commitments which together with its $1.0 billion in funded commitments total $1.5 billion. Alternative investment commitments of $1.5 billion include a $1 billion commitment to invest in Sound Point managed alternative investments, subject to certain conditions precedent. Capital allocated to alternative investments was committed to several funds pursuing various strategies, including private healthcare investing, asset-based/specialty finance, CLOs and commercial real estate finance.

Accrued investment income was $70 million and $64 million as of December 31, 2025 and December 31, 2024, respectively. In 2025, 2024 and 2023, the Company did not write off any accrued investment income.

Available-for-Sale Fixed-Maturity Securities by Security Type
As of December 31, 2025

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in millions)
Obligations of state and political subdivisions	28%	$1,816	$(13)	$37	$(71)	$1,769
U.S. government and agencies	1	55	—	1	(4)	52
Corporate securities (2)	46	2,998	(6)	75	(115)	2,952
Mortgage-backed securities (3):
RMBS	10	678	(26)	10	(47)	615
Commercial mortgage-backed securities (CMBS)	3	197	—	2	(1)	198
Asset-backed securities:
CLOs	7	499	(9)	4	(38)	456
Other (4)	3	206	—	3	—	209
Non-U.S. government securities	2	123	—	3	(8)	118
Total available-for-sale fixed-maturity securities	100%	$6,572	$(54)	$135	$(284)	$6,369

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
____________________
(1)    Percentages are based on amortized cost.
(2)    Corporate securities include securities issued by taxable universities and hospitals.
(3)    U.S. government-agency obligations represented 75% and 68% of mortgage-backed securities as of December 31, 2025 and December 31, 2024, respectively, based on fair value.
(4)    This category includes an investment in an affiliated entity with amortized cost of $53 million and $41 million, and a fair value of $54 million and $42 million, as of December 31, 2025 and December 31, 2024, respectively.

Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of December 31, 2025

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$79	$(1)	$837	$(70)	$916	$(71)
U.S. government and agencies	14	—	5	(4)	19	(4)
Corporate securities	122	(1)	732	(87)	854	(88)
Mortgage-backed securities:
RMBS	11	—	114	(6)	125	(6)
CMBS	41	—	57	(1)	98	(1)
Asset-backed securities:
CLOs	189	(9)	44	(5)	233	(14)
Other	31	—	19	—	50	—
Non-U.S. government securities	2	—	19	(8)	21	(8)
Total	$489	$(11)	$1,827	$(181)	$2,316	$(192)
Number of securities (1)		167		855		1,014

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

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of December 31, 2025 and December 31, 2024 were primarily related to higher interest rates rather than credit quality. As of December 31, 2025, the Company did not intend to and was not required to sell investments in an unrealized loss position prior to the expected recovery in value. As of December 31, 2025, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 253 securities had unrealized losses in excess of 10% of their carrying value, whereas as of December 31, 2024, 438 securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $147 million and $223 million as of December 31, 2025 and December 31, 2024, respectively.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2025 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of December 31, 2025

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$202	$206
Due after one year through five years	1,465	1,482
Due after five years through 10 years	2,074	2,049
Due after 10 years	1,956	1,819
Mortgage-backed securities:
RMBS	678	615
CMBS	197	198
Total	$6,572	$6,369

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted, totaled $77 million and $79 million as of December 31, 2025 and December 31, 2024, respectively. In addition, the total collateral funded into a reinsurance trust or a similar account by certain AGL subsidiaries or is otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements had a fair value of $813 million and $1,135 million as of December 31, 2025 and December 31, 2024, respectively.

No material investments of the Company were non-income producing during the twelve-month period ending December 31, 2025. The fair value of investments that were non-income producing during twelve-month period ending December 31, 2024 was $42 million.

Income from Investments

The components of income derived from the investment portfolio are presented in the following tables.

Income from Investments (1)

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Investment income:
Fixed-maturity securities, available-for-sale (2)	$310	$261	$294
Short-term investments	51	83	73
Other invested assets	3	1	3
Investment income	364	345	370
Investment expenses	(5)	(5)	(5)
Net investment income	$359	$340	$365

Fair value gains (losses) on trading securities (3)	$13	$52	$74

Equity in earnings (losses) of investees
Ownership interest in Sound Point (4)	$14	$6	$5
Funds and other investments (5)	88	56	23
Equity in earnings (losses) of investees	$102	$62	$28
____________________
(1)    Foreign exchange gains on remeasurement of certain investments were $5 million for 2025 and $1 million for 2023.
(2)    Amounts include $24 million, $28 million and $55 million of investment income on Loss Mitigation Securities for 2025, 2024 and 2023, respectively. The increase in investment income from available-for-sale fixed-maturity securities in 2025 is primarily due to investment income on CLO equity tranches in the available-for-sale portfolio. Certain CLO equity tranche investments were reclassified to the available-for-sale fixed-maturity portfolio in the fourth quarter of 2024, with interest income now reported in net investment income, and changes in fair value reported in other comprehensive income (OCI). The Company had previously held the CLO equity tranches in a Sound Point managed fund with changes in net asset value (NAV) reported in “equity in earnings (losses) of investees.”
(3)    Fair value gains on trading securities pertaining to securities still held as of December 31, 2025 were $5 million for 2025. Fair value gains on trading securities pertaining to securities still held as of December 31, 2024 were $15 million for 2024. Fair value gains on trading securities pertaining to securities still held as of December 31, 2023 were $31 million for 2023.
(4)    Beginning in the fourth quarter of 2023, equity in earnings (losses) of investees includes the Company’s share of the earnings of Sound Point, which is reported on a one-quarter lag.
(5)    Includes Sound Point and AHP funds and, prior to July 1, 2023, AssuredIM funds.

A majority of the trading securities are Puerto Rico CVIs. In 2022, as a result of the resolution of certain defaulting Puerto Rico exposures, the Company received Puerto Rico CVIs, along with other consideration. The CVIs are intended to provide creditors with additional recoveries tied to the outperformance of the Puerto Rico 5.5% sales and use tax receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. The fair value of remaining CVIs as of

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
December 31, 2025 and December 31, 2024 was $114 million and $123 million, respectively. The Company may sell in the future any CVIs it continues to hold.

Equity in Earnings (Losses) of Investees

As of December 31, 2025, the carrying value of the Company’s ownership interest in Sound Point was $415 million, and includes a basis difference related principally to goodwill and indefinite-lived intangible assets of $245 million, and finite-lived intangible assets of $25 million which had an average estimated term of 4.6 years.

The table below presents summarized financial information for equity method investments that meet, in aggregate, the requirements for reporting summarized disclosures.
Aggregate Equity Method Investments’
Summarized Balance Sheet Data

	As of December, 31
	2025	2024
	(in millions)
Investments	$3,326	$2,324
Assets of consolidated funds and CLOs	3,982	1,611
Other assets	751	754
Total assets	$8,059	$4,689

Liabilities of consolidated funds and CLOs	$3,866	$1,494
Other liabilities	1,054	526
Total liabilities	$4,920	$2,020

Equity attributable to investees	$3,087	$2,629
NCI	52	40
Total equity	$3,139	$2,669

Aggregate Equity Method Investments’
Summarized Statement of Operations Data

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Fee income	$197	$196	$57
Net gains (losses) on investments and investment income	678	400	129
Income of consolidated funds and CLOs	151	138	37
Other income	35	48	39
Total revenues	$1,061	$782	$262

Expenses of consolidated funds and CLOs	$115	$93	$25
Other expenses	368	279	108
Total expenses	$483	$372	$133

Net income (loss)	$578	$410	$129
Net income (loss) attributable to investees	$578	$400	$127

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Gross realized gains on sales of available-for-sale securities (1)	$5	$3	$21
Gross realized losses on sales of available-for-sale securities	(14)	(12)	(19)
Net foreign currency gains (losses)	—	(2)	(1)
Change in the allowance for credit losses and intent to sell	(29)	18	(14)
Other net realized gains (losses)	(2)	2	(1)
Net realized investment gains (losses)	$(40)	$9	$(14)
____________________
(1)Amounts in 2023 related primarily to sales of bonds received as part of the resolution of defaulting Puerto Rico exposures in 2022.

The following table presents the roll forward of the allowance for the credit losses on available-for-sale fixed-maturity securities.

Roll Forward of Allowance for Credit Losses
for Available-for-Sale Fixed-Maturity Securities

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Balance, beginning of period	$60	$77	$65
Additions for securities for which credit losses were not previously recognized	13	4	—
Additions (reductions) for securities for which credit losses were previously recognized	15	(21)	12
Write-offs charged against the allowance	(34)	—	—
Balance, end of period	$54	$60	$77

Credit losses for 2025 were primarily associated with CLO equity tranches and Loss Mitigation Securities. The change in allowance for credit losses for 2024 and 2023 were primarily related to Loss Mitigation Securities. The Company did not purchase any securities with credit deterioration during the periods presented.

8.     Variable Interest Entities

Accounting Policy

The types of entities that the Company assesses for consolidation principally include: (i) financial guaranty variable interest entities, which include entities whose debt obligations the Company insures in its financial guaranty business, and (ii) investment vehicles in which the Company has a variable interest and which Sound Point manages, including Sound Point funds, CLOs that are collateralized financing entities and CLO warehouses.

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

If the entity being evaluated for consolidation is not initially determined to be a VIE (or if a significant event occurs later that causes an entity to no longer qualify as a VIE), then the entity is a VOE. Consolidation is generally required when the Company, directly or indirectly, has a controlling financial interest in a VOE.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

If the Company concludes that it is the primary beneficiary of the VIE, the VIE is consolidated in the Company’s consolidated financial statements. If, as part of its continual reassessment of the primary beneficiary determination, the Company concludes that it is no longer the primary beneficiary of a VIE, the Company deconsolidates the VIE and recognizes the impact of that change in the consolidated financial statements.

FG VIEs

For FG VIEs, the Company elected the fair value option (FVO) for all assets and liabilities, except for one VIE consolidated as of December 31, 2025. Upon consolidation, the assets and liabilities of this VIE were recorded pursuant to the guidance in ASC 805, Business Combinations, which specifies that the VIE’s assets and liabilities are recorded at fair value except for a contract asset which is recognized and measured pursuant to ASC 606, Revenue from Contracts with Customers. Upon initial adoption of the accounting guidance for VIEs in 2010, the Company elected to fair value its FG VIEs’ assets and liabilities as the carrying amount transition method was not practical. To allow for consistency in the accounting for the assets and liabilities of its consolidated RMBS FG VIEs, the Company has elected the FVO for FG VIEs consolidated after the initial adoption.

The change in fair value of FG VIEs’ assets and liabilities where the FVO was elected is reported in “fair value gains (losses) on FG VIEs” in the consolidated statements of operations, except for the change in fair value attributable to change in instrument-specific credit risk (ISCR) on FG VIEs’ liabilities for which the FVO was elected, which is reported in “other comprehensive income” Interest income and interest expense are derived from the trustee reports and also included in “fair value gains (losses) on FG VIEs.”

For those FG VIE liabilities with recourse to the Company, the portion of the inception-to-date change in fair value, attributable to ISCR, is calculated by holding all current period assumptions constant for each security and isolating the effect of the change in AG’s CDS spread from the most recent date of consolidation to the current period. In general, if AG’s CDS spread tightens, more value will be assigned to AG’s credit; however, if AG’s CDS spread widens, less value is assigned to AG’s credit.

The Company has limited contractual rights to obtain the financial records of its consolidated FG VIEs. The FG VIEs do not typically prepare separate GAAP financial statements and, in these instances, the Company compiles the FG VIE GAAP financial information based on trustee reports prepared by and received from third parties. Such trustee reports are not available to the Company in time for quarterly reporting and therefore FG VIEs are reported on a one-quarter lag. As a result of the lag, cash and short-term investments do not reflect any cash outflows (due to claim payments made by the Company) to the holders of the FG VIEs’ debt until the subsequent reporting period.

The cash flows generated by the FG VIEs’ assets, except for interest income, are classified as cash flows from investing activities. Paydowns of FG VIEs’ liabilities are supported by the cash flows generated by FG VIEs’ assets and, for liabilities with recourse, possibly claim payments made by the Company under their financial guaranty insurance contracts. Paydowns of FG VIEs’ liabilities both with and without recourse are classified as cash flows used in financing activities. Interest income, interest expense and other expenses of the FG VIEs’ assets and liabilities are classified as operating cash flows. Claim payments made by the Company under the financial guaranty contracts issued to the FG VIEs are eliminated upon consolidation. Therefore, such claim payments are treated as paydowns of the FG VIEs’ liabilities and as a financing activity as opposed to an operating activity.

The Company’s exposure provided through its financial guaranties with respect to debt obligations of FG VIEs is included within par and debt service outstanding in Note 3. Outstanding Exposure.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
CIVs

CIVs consist of certain Sound Point funds for which the Company is the primary beneficiary. The consolidated funds are investment companies for accounting purposes and, therefore, account for their underlying investments at fair value. Changes in the fair value of assets and liabilities of CIVs, interest income and interest expense are reported in “fair value gains (losses) on consolidated investment vehicles” in the consolidated statements of operations. All CIVs are reported on a one-quarter lag.

Upon consolidation of a Sound Point fund, the Company records NCI for the portion of the fund owned by any third-party investors and employees.

Investment transactions in the consolidated Sound Point funds are recorded on a trade/contract date basis. Money market investments held by these consolidated funds are classified as cash equivalents and carried at cost, consistent with those funds’ separately issued financial statements. Therefore, the Company has included these amounts in the total amount of cash and cash equivalents on the consolidated statements of cash flows. Cash flows of the CIVs attributable to such entities’ investment purchases and dispositions, as well as operating expenses of the investment vehicles, are presented as cash flows from operating activities in the consolidated statements of cash flows. Borrowings under credit facilities, debt issuances and repayments and capital cash flows to and from investors are presented as financing activities, consistent with investment company guidelines.

FG VIEs

The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs, but does not act as the servicer or collateral manager for any guaranteed VIE obligations. The transaction structure generally provides certain financial protections to the Company that can take several forms, the most common of which are overcollateralization, first loss protection (or subordination) and excess spread. In the case of overcollateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations), the transaction structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the Company. In the case of first loss, the Company’s financial guaranty insurance policy only covers a senior layer of losses experienced by multiple obligations issued by the VIEs. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to VIEs generate interest income that is in excess of the interest payments on the debt issued by the VIE. Such excess spread is typically distributed through the transaction’s cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the VIE (thereby, creating additional overcollateralization), or distributed to equity or other investors in the transaction.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
recourse, because the Company guarantees the payment of principal and interest regardless of the performance of the related FG VIEs’ assets. The FG VIEs’ liabilities that are not insured by the Company are considered to be without recourse, because the payment of principal and interest of these liabilities is wholly dependent on the performance of the FG VIEs’ assets.

Number of Consolidated FG VIEs

	Year Ended December 31,
	2025	2024	2023

Beginning of year	23	48	70
Consolidated	1	—	—
Deconsolidated (1)	—	(25)	(22)
December 31	24	23	48
____________________
(1)    Includes deconsolidation of 24 FG VIEs in 2024 and 21 FG VIEs in 2023 related to trusts established as a result of the Company’s resolution of defaulting Puerto Rico exposures in 2022.

Components of FG VIE Assets and Liabilities

Net fair value gains and losses on FG VIEs are expected to reverse to zero by the maturity of the FG VIEs’ debt, except for net premiums received and net claims paid by the Company under its financial guaranty insurance contracts. The Company’s estimate of expected loss to be paid (recovered) for FG VIEs is included in Note 4. Expected Loss to be Paid (Recovered).

The table below shows the carrying value of FG VIEs’ assets and liabilities, segregated by type of collateral.

Consolidated FG VIEs by Type of Collateral

	As of December 31,
	2025	2024
	(in millions)
FG VIEs’ assets:
U.S. RMBS (3)	$142	$147
Other (includes $30 at fair value in 2025) (1) (2)	70	—
Total FG VIEs’ assets	$212	$147
FG VIEs’ liabilities with recourse:
U.S. RMBS (3)	$147	$155
Other, at fair value (2)	35	—
Total FG VIEs’ liabilities with recourse	$182	$155
FG VIEs’ liabilities without recourse:
U.S. RMBS (3)	$9	$9
Other (includes $6 at fair value in 2025) (2)	7	—
Total FG VIEs’ liabilities without recourse	$16	$9
____________________
(1)    Includes a contract asset related to a services agreement of approximately $40 million as of December 31, 2025 accounted for in accordance with ASC 606, Revenue from Contracts with Customers, as well as debt and equity investments, and cash and cash equivalents.
(2)    Other amounts represent the assets and liabilities of an FG VIE that was consolidated during 2025.
(3)    U.S. RMBS assets and liabilities are measured at fair value under the FVO.

The change in the ISCR of the FG VIEs’ assets for which the Company elected the FVO (FG VIEs’ assets at FVO) held as of December 31, 2025, 2024 and 2023 that was reported in the consolidated statements of operations was a gain of $7 million in 2025, loss of $5 million in 2024 and gain of $3 million in 2023. The ISCR amount is determined by using expected cash flows at the most recent date of consolidation, discounted at the effective yield, less current expected cash flows discounted at that same original effective yield.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Selected Information for FG VIEs’ Assets and Liabilities
Measured under the FVO

	As of December 31,
	2025	2024
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$252	$264
FG VIEs’ liabilities with recourse	31	38
FG VIEs’ liabilities without recourse	15	16
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	20	27
Unpaid principal for FG VIEs’ liabilities with recourse (1)	178	193
____________________
(1)    FG VIEs’ liabilities with recourse will mature at various dates ranging from 2026 through 2038.

CIVs

CIVs consist of certain Sound Point funds for which the Company is the primary beneficiary or has a controlling interest. The Company consolidates investment vehicles that are VIEs when it is deemed to be the primary beneficiary based on its power to direct the most significant activities of each VIE and its level of economic interest in the entities.

As a result of the Sound Point Transaction and AHP Transaction, the Company deconsolidated CIV assets of $4.7 billion and CIV liabilities of $4.4 billion in 2023, and recognized a loss on deconsolidation of $16 million, which was reported in “fair value gains (losses) on consolidated investment vehicles.” In addition, at the time of deconsolidation in 2023, NCI decreased by $132 million.

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

In 2024, two CIVs distributed substantially all of their invested assets of approximately $280 million. After the distribution, the Company classifies the distributed investments as either available-for-sale fixed-maturity securities, trading securities, equity method investments or other invested assets.

As of December 31, 2025 and December 31, 2024, the Company consolidated one active CIV with assets of $175 million and $101 million, respectively, consisting primarily of investments with Sound Point affiliated entities.

NCI in FG VIEs and CIVs

NCI represents the portion of the consolidated FG VIEs and funds not owned by the Company and includes ownership interests of third parties and former employees. The NCI is non-redeemable and presented on the statement of shareholders’ equity.

Non-Consolidated VIEs

As described in Note 3. Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 16 thousand policies monitored as of December 31, 2025, approximately 14 thousand policies are not within the scope of ASC 810, Consolidation, because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of December 31, 2025 and 2024, the Company identified 53 and 50 policies, respectively, that contain provisions and experienced events that may trigger consolidation.

The Company holds variable interests in investment vehicles which are not consolidated, as the Company is not the primary beneficiary. As of December 31, 2025, the Company’s maximum exposure to losses relating to these VIEs was $865 million, which is limited to the carrying value of the investment vehicles.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on either (i) internally developed models that primarily use, as inputs, market-based or independently sourced market parameters (including, but not limited to, yield curves, interest rates and debt prices) or (ii) discounted cash flows, using a third party’s proprietary pricing models. In addition to market information, when applicable, the models also incorporate transaction details, such as the instrument’s maturity, and contractual features that reduce the Company’s credit exposure (e.g., collateral rights).

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing transparency for certain products changes, the Company may refine its methodologies and assumptions. During 2025, no changes were made to the Company’s valuation models that had (or are expected to have) a material impact on the Company’s consolidated balance sheets, consolidated statements of operations or consolidated statements of comprehensive income.

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

There were transfers of securities into Level 3 in the investment portfolio and CIVs, due to changes in observability of pricing inputs, and in CIVs, in connection with the distribution of assets from a CIV during 2024. There were no other transfers from or into Level 3 during the periods presented.

Carried at Fair Value

Fixed-Maturity Securities

The fair value of fixed-maturity securities is generally based on prices received from third-party pricing services or alternative pricing sources that provide reasonable levels of price transparency. The pricing services prepare estimates of fair

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

As of December 31, 2025, the Company used models to price 148 securities. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined based on an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts; and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities, which could have significantly affected the fair value of the securities.

Short-Term Investments

Short-term investments that are traded in active markets are classified as Level 1 as their value is based on quoted market prices. Securities such as discount notes are classified as Level 2 because these securities are typically not actively traded. Due to their approaching maturity, the cost of discount notes approximates fair value.

Other Assets

Committed Capital Securities

The fair value of CCS, which is reported in “other assets” in the consolidated balance sheets, represents the difference between the present value of the remaining expected put option premium payments under the put agreements and the estimated present value of the amounts that the Company would hypothetically have to pay as of the reporting date for a comparable security (see Note 11. Long-Term Debt and Credit Facilities). The change in fair value of the CCS is reported in “fair value gains (losses) on committed capital securities” in the consolidated statements of operations. The estimated current cost of the Company’s CCS as of the reporting date is based on several factors, including AG’s CDS spreads, the Company’s publicly traded debt and an estimation of the securities’ remaining term. The CCS are classified as Level 3.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The fair value of the Company’s credit derivative contracts generally represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the credit derivatives’ contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. A credit derivative liability on protection sold is the result of contractual cash inflows on in-force transactions that are lower than what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the reporting date. Consistent with previous years, market conditions as of December 31, 2025 were such that market prices of the Company’s CDS contracts were not available.

Assumptions and Inputs

The main inputs and assumptions to the measurement of fair value for CDS contracts are the gross spread, the allocation of gross spread among the bank profit, net spread and hedge cost and the weighted average life (which is based on debt service schedules).

The primary sources of information used to determine gross spread and the fair value for CDS contracts include actual collateral credit spreads (if up-to-date and reliable market-based spreads are available), transactions priced or closed during a specific quarter within a specific asset class and specific rating and information provided by the counterparty of the credit derivative. Credit spreads may also be interpolated based upon market indices adjusted to reflect the non-standard terms of the Company’s CDS contracts or extrapolated based upon transactions of similar asset classes, similar ratings and similar time to maturity.

The Company’s own credit risk is factored into the determination of the current premium. Such credit risk is based on the quoted market price for credit protection bought on the Company as reflected by quoted market prices on CDS contracts referencing AG. The Company obtains the quoted price of CDS contracts traded on AG from market data sources published by third parties. The amount of premium a financial guaranty insurance market participant can demand (current premium) is inversely related to the cost of credit protection on the insurance company as measured by market credit spreads assuming all other assumptions remain constant. This is because the buyers of credit protection typically hedge a portion of their risk to the financial guarantor because the contractual terms of the Company’s contracts typically do not require the posting of collateral by the guarantor. The extent of the hedge depends on the types of instruments insured and current market conditions.

In the Company’s valuation model, the current premium is not permitted to go below the minimum rate that the Company would charge to assume similar risks in the reporting period. This assumption can have the effect of limiting the amount of unrealized gains that are recognized on certain CDS contracts. The minimum premium had no effect on the fair value of CDS contracts as of December 31, 2025 or December 31, 2024.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2025

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Fixed-maturity securities, available-for-sale:
Obligations of state and political subdivisions	$—	$1,759	$10	$1,769
U.S. government and agencies	—	52	—	52
Corporate securities	—	2,784	168	2,952
Mortgage-backed securities:
RMBS	—	471	144	615
CMBS	—	198	—	198
Asset-backed securities	—	154	511	665
Non-U.S. government securities	—	118	—	118
Total fixed-maturity securities, available-for-sale	—	5,536	833	6,369
Fixed-maturity securities, trading	—	120	4	124
Short-term investments	898	5	—	903
Other invested assets (1)	—	—	3	3
FG VIEs’ assets	15	7	150	172
Assets of CIVs, equity securities	—	—	167	167
Other assets	81	65	28	174
Total assets carried at fair value	$994	$5,733	$1,185	$7,912
Liabilities:
FG VIEs’ liabilities (2)	$—	$—	$197	$197
Other liabilities	—	—	21	21
Total liabilities carried at fair value	$—	$—	$218	$218

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
 ____________________
(1)    Other invested assets include Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.
(2)    FG VIEs’ liabilities include those with and without recourse, some of which are measured at fair value on a nonrecurring basis as December 31, 2025. See Note 8. Variable Interest Entities.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during the years ended December 31, 2025 and 2024.

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Year Ended December 31, 2025

	Fixed-Maturity Securities, Available-for-Sale
	Obligations of State and Political Subdivisions		Corporate		RMBS		Asset- Backed Securities		Fixed-Maturity Securities, Trading		FG VIEs’ Assets		Assets of CIVs, Equity Securities		Other (7)
	(in millions)
Fair value as of December 31, 2024	$10		$—		$145		$1,031		$5		$147		$99		$5
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	2	(1)	2	(1)	8	(1)	28	(1)	1	(10)	15	(2)	68	(4)	19	(3)
Other comprehensive income (loss)	—		19		15		(2)		—		—		—		—
Purchases	—		147		—		90		—		—		—		—
Sales	—		—		—		(12)		—		—		—		—
Settlements	(2)		—		(24)		(624)		(2)		(20)		—		—
Consolidations	—		—		—		—		—		8		—		—
Fair value as of December 31, 2025	$10		$168		$144		$511		$4		$150		$167		$24
Change in unrealized gains (losses) related to financial instruments held as of December 31, 2025 included in:
Earnings									$—		$12	(2)	$68	(4)	$19	(3)
OCI	$—		$19		$14		$(30)								$—

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Year Ended December 31, 2025

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)
	(in millions)
Fair value as of December 31, 2024	$(29)		$(164)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	121	(6)	(9)	(2)
Other comprehensive income (loss)	—		1
Settlements	(107)		16
Fair value as of December 31, 2025	$(15)		$(156)
Change in unrealized gains (losses) related to financial instruments held as of December 31, 2025 included in:
Earnings	$13	(6)	$(9)	(2)
OCI			$1

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Year Ended December 31, 2024

	Fixed-Maturity Securities, Available-for-Sale								Assets of CIVs
	Obligations of State and Political Subdivisions	RMBS		Asset- Backed Securities		Fixed-Maturity Securities, Trading	FG VIEs’ Assets		Equity Securities		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2023	$6	$154		$803		$—	$174		$80		$189		$14
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	14	(1)	48	(1)	—	(3)	(2)	29	(4)	(16)	(4)	(10)	(3)
Other comprehensive income (loss)	4	2		1		—	(1)		—		—		1
Purchases	—	—		63		—	—		—		102		—
Sales	—	—		—		—	—		(10)		(28)		—
Settlements	—	(25)		(149)		(3)	(23)		—		—		—
Reclassifications (9)	—	—		245		8	—		—		(253)		—
Deconsolidations	—	—		—		—	—		(1)		(2)		—
Transfers into Level 3	—	—		20		—	—		3		10		—
Transfers out of Level 3	—	—		—		—	—		(2)		(2)		—
Fair value as of December 31, 2024	$10	$145		$1,031		$5	$147		$99		$—		$5
Change in unrealized gains (losses) related to financial instruments held as of December 31, 2024 included in:
Earnings						$—	$(7)	(2)	$29	(4)	$—		$(10)	(3)
OCI	$4	$2		$(2)			$(1)						$1

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
(2)Reported in “fair value gains (losses) on financial guaranty variable interest entities.”
(3)Reported in “fair value gains (losses) on committed capital securities,” “net investment income” and “other income (loss).”
(4)Reported in “fair value gains (losses) on consolidated investment vehicles.”
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
(9)Represents securities transferred from one of the CIVs to the investment portfolio due to the distribution of assets of that CIV. See Note 8. Variable Interest Entities.
(10)Reported in “fair value gains (losses) on trading securities.”

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
As of December 31, 2025

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$10	Yield	5.2%	-	15.0%	6.6%
Corporate	168	Yield	5.0%	-	8.0%	5.2%
RMBS	144	Conditional prepayment rate (CPR)	0.0%	-	21.3%	4.1%
		CDR	1.2%	-	18.6%	5.6%
		Loss severity	50.0%	-	125.0%	79.2%
		Yield	7.0%	-	9.9%	8.3%
Asset-backed securities:
CLOs	456	Discount margin	1.0%	-	2.9%	1.7%
		Yield	11.0%	-	26.5%	19.0%
Others	55	Yield	9.1%
Fixed-maturity securities, trading (1)	4	Yield	0.1%	-	8.8%	4.4%
FG VIEs’ assets (1)	150	CPR	0.2%	-	27.5%	5.3%
		CDR	1.2%	-	41.0%	10.5%
		Loss severity	45.0%	-	100.0%	83.6%
		Yield	6.0%	-	9.8%	8.7%
Assets of CIVs - equity securities (3)	167	Discount rate	23.3%
		Market multiple-price to book	1.00x
		Market multiple-price to earnings	5.75x
		Terminal growth rate	4.0%
		Exit multiple-price to book	1.00x
		Exit multiple-price to earnings	5.50x
Other assets (1)	22	Implied Yield	6.4%	-	6.9%	6.6%
		Term (years)	10 years
Credit derivative liabilities, net (1)	(15)	Hedge cost (in basis points)( bps)	11.5	-	27.4	15.1
		Bank profit (in bps)	66.0	-	261.9	124.7
		Internal credit rating	AAA	-	CCC	A
		Discount rates of future expected premium cash flows	3.3%	-	4.5%	4.3%
FG VIEs’ liabilities (1)	(197)	CPR	0.2%	-	27.5%	5.3%
		CDR	1.2%	-	41.0%	10.5%
		Loss severity	45.0%	-	100.0%	83.6%
		Yield	5.0%	-	9.8%	6.5%
____________________
(1)    Discounted cash flows are used as the primary valuation technique.
(2)    This amount excludes several investments reported in “other invested assets” with a fair value of $3 million.
(3)    The primary valuation technique uses the income and/or market approach.
(4)    Weighted average is calculated as a percentage of current par outstanding for all categories except for assets of CIVs and “fixed-maturity securities trading,” for which it is calculated as a percentage of fair value.

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

The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of December 31, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Other assets (including other invested assets)	$90	$91	$115	$116
Financial guaranty insurance contracts (1)	(1,906)	(1,485)	(2,029)	(1,136)
Long-term debt	(1,704)	(1,610)	(1,699)	(1,579)
Other liabilities	(18)	(18)	(16)	(16)
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

Asset management fees associated with the AssuredIM consolidated business for the first half of 2023, prior to the Sound Point Transaction and AHP Transaction, were $53 million, consisting of management fees of $21 million, performance fees of $18 million and reimbursable fund expenses of $14 million.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
After the consummation of the Sound Point Transaction, one AssuredIM general partnership was still consolidated in the Company’s financial statements, which had $29 million of revenues and $17 million of expenses in 2025, $10 million of revenues and $6 million of expenses in 2024, and $5 million of revenues and $3 million of expenses in 2023.

11.    Long-Term Debt and Credit Facilities

Accounting Policy

Long-term debt is recorded at principal amounts net of any: (i) unamortized original issue discount or premium; (ii) unamortized acquisition date fair value adjustments for AGMH debt; and (iii) debt issuance costs which are accreted into interest expense over the contractual term of the applicable debt. When long-term debt is redeemed, the difference between the cash paid to redeem the debt and the carrying value of the debt is reported as a “loss on extinguishment of debt” in the consolidated statements of operations.

CCS are carried at fair value with changes in fair value reported in the consolidated statements of operations. See Note 9. Fair Value Measurement – Other Assets – Committed Capital Securities, for a discussion of the fair value measurement of the CCS.

Long-Term Debt

The Company’s long-term debt outstanding consists of debt issued by the U.S. Holding Companies. All of the U.S. Holding Companies’ long-term debt is fully and unconditionally guaranteed by AGL; AGL’s guarantee of the junior subordinated debentures is on a junior subordinated basis.

Principal and Carrying Amounts of Debt

The principal and carrying values of the Company’s debt are presented in the table below.

Principal and Carrying Amounts of Long-Term Debt

	As of December 31, 2025		As of December 31, 2024
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS 6.125% Senior Notes	$350	$347	$350	$346
AGUS 3.15% Senior Notes	500	497	500	496
AGUS 7% Senior Notes	200	198	200	198
AGUS 3.6% Senior Notes	400	396	400	396
AGUS Series A Enhanced Junior Subordinated Debentures	150	150	150	150
AGMH Junior Subordinated Debentures (1)	146	116	146	113
Total	$1,746	$1,704	$1,746	$1,699
 ____________________
(1)    Carrying amounts are different than principal amounts primarily due to fair value adjustments at the date of the AGMH acquisition, which are accreted into interest expense over the remaining terms of these obligations. Net of AGMH’s long-term debt purchased by AGUS.

Debt Issued by AGUS

6.125% Senior Notes. On August 21, 2023, AGUS issued $350 million of 6.125% Senior Notes due 2028 (6.125% Senior Notes) for net proceeds of $345 million. The net proceeds from the issuance were used for the redemption on September 25, 2023, of $330 million of AGUS’ debt maturing in 2024. AGUS may redeem all or part of the 6.125% Senior Notes at any time or from time to time prior to August 15, 2028 (the date that is one month prior to the maturity of the 6.125% Senior Notes), at its option, at a redemption price equal to the greater of: (i) the sum of the present values of the remaining scheduled payments of principal and interest on the 6.125% Senior Notes being redeemed (excluding interest accrued to the redemption date) from the redemption date to August 15, 2028 discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a discount rate equal to the Treasury Rate plus 30 bps; and (ii) 100% of the principal amount of the 6.125% Senior Notes being redeemed; plus, in each case, accrued and unpaid interest on the 6.125%

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Senior Notes to be redeemed to, but excluding, the redemption date. AGUS may redeem all or part of the 6.125% Senior Notes at any time or from time to time on and after August 15, 2028, at its option, at a redemption price equal to 100% of the principal amount of the 6.125% Senior Notes being redeemed, plus accrued and unpaid interest on the 6.125% Senior Notes to be redeemed to, but excluding, the redemption date. The 6.125% Senior Notes are senior unsecured obligations of AGUS and rank equal in right of payment with all of AGUS’ other unsecured and unsubordinated indebtedness outstanding. The 6.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by AGL and ranks equal in right of payment with all of AGL’s other unsecured and unsubordinated indebtedness outstanding.

3.15% Senior Notes. On May 26, 2021, AGUS issued $500 million of 3.150% Senior Notes due 2031 (3.15% Senior Notes) for net proceeds of $494 million. The net proceeds from the issuance were used for the partial redemption of AGMH’s debt, with the balance being used for general corporate purposes, including share repurchases. AGUS may redeem all or part of the 3.15% Senior Notes at any time or from time to time prior to March 15, 2031 (the date that is three months prior to the maturity of the 3.15% Senior Notes), at its option, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 3.15% Senior Notes being redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed (excluding interest accrued to the redemption date) from the redemption date to March 15, 2031 discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a discount rate equal to the Treasury Rate plus 25 bps; plus, in each case, accrued and unpaid interest on the 3.15% Senior Notes to be redeemed to, but excluding, the redemption date. AGUS may redeem all or part of the 3.15% Senior Notes at any time or from time to time on and after March 15, 2031, at its option, at a redemption price equal to 100% of the principal amount of the 3.15% Senior Notes being redeemed, plus accrued and unpaid interest on the 3.15% Senior Notes to be redeemed to, but excluding, the redemption date. The 3.15% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by AGL. The 3.15% Senior Notes are senior unsecured obligations of AGUS and rank equal in right of payment with all of AGUS’ other unsecured and unsubordinated indebtedness outstanding. The guarantee is a senior unsecured obligation of AGL and ranks equal in right of payment with all of AGL’s other unsecured and unsubordinated indebtedness outstanding.

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

3.6% Senior Notes. On August 20, 2021, AGUS issued $400 million of 3.6% Senior Notes due 2051 (3.6% Senior Notes) for net proceeds of $395 million. AGUS may redeem all or part of the 3.6% Senior Notes at any time or from time to time prior to March 15, 2051 (the date that is six months prior to the maturity of the 3.6% Senior Notes), at its option, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 3.6% Senior Notes being redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed (excluding interest accrued to the redemption date) from the redemption date to March 15, 2051 discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a discount rate equal to the Treasury Rate plus 30 bps; plus, in each case, accrued and unpaid interest on the 3.6% Senior Notes to be redeemed to, but excluding, the redemption date. AGUS may redeem all or part of the 3.6% Senior Notes at any time or from time to time on and after March 15, 2051, at its option, at a redemption price equal to 100% of the principal amount of the 3.6% Senior Notes being redeemed, plus accrued and unpaid interest on the 3.6% Senior Notes to be redeemed to, but excluding, the redemption date. The 3.6% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by AGL. The 3.6% Senior Notes are senior unsecured obligations of AGUS and rank equal in right of payment with all of AGUS other unsecured and unsubordinated indebtedness outstanding. The guarantee is a senior unsecured obligation of AGL and ranks equal in right of payment with all of AGL’s other unsecured and unsubordinated indebtedness outstanding.

Series A Enhanced Junior Subordinated Debentures (AGUS Debentures). On December 20, 2006, AGUS issued $150 million of AGUS Debentures due 2066. The AGUS Debentures pay a floating rate of interest, reset quarterly, at a rate equal to three month Chicago Mercantile Exchange (CME) Term SOFR plus a margin equal to 2.64%. AGUS may select at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The AGUS Debentures are redeemable, in whole or in part, at their principal amount plus accrued and unpaid interest to the date of redemption.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Debt Issued by AGMH

Junior Subordinated Debentures (AGMH Debentures).  On November 22, 2006, AGMH issued $300 million face amount of AGMH Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The AGMH Debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the AGMH Debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.4%. If any amount of the AGMH Debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding AGMH Debentures will bear interest at a floating interest rate equal to one-month CME Term SOFR plus 2.33% until repaid. AGMH may elect at one or more times to defer payment of interest on the AGMH Debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the AGMH Debentures. Under the covenant, the AGMH Debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is 20 years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH. Over the past several years AGUS purchased and, as of December 31, 2025 and 2024, holds $154 million in principal of the AGMH Debentures.

Debt Maturity and Interest Expense

Scheduled principal payments of the Company’s debt are as follows:

Debt Maturity Schedule (1)
As of December 31, 2025

Year	Principal
(in millions)
2028	$350
2031	500
2034	200
2051	400
2066	296
Total	$1,746
 ____________________
(1)    Includes eliminations of AGMH’s debt purchased by AGUS.

The Company’s interest expense was $89 million, $91 million and $90 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company’s interest paid was $85 million, $88 million and $77 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Committed Capital Securities

AG has entered into put agreements with eight separate custodial trusts allowing it to issue an aggregate of $400 million of non-cumulative redeemable perpetual preferred securities to the trusts in exchange for cash.

The arrangement entails eight custodial trusts (Woodbourne Capital Trust I, II, III and IV and Sutton Capital Trust I, II, III and IV), each of which issued $50 million face amount of CCS and invested the proceeds of that issuance in eligible assets that would enable the trust to have the cash necessary to respond to AG’s exercise of a put option.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Federal Home Loan Bank Membership

In the fourth quarter of 2025, AG became a member of the Federal Home Loan Bank of New York (FHLBNY), thereby gaining access to collateralized FHLBNY borrowings as an additional source of liquidity. The Board has authorized a maximum borrowing capacity of $300 million. As of December 31, 2025, the Company had not borrowed any funds or pledged any collateral under the FHLBNY program.

12.    Employee Benefit Plans

Accounting Policy

Share-based compensation expense is based on the grant date fair value using the grant date closing price or the Monte Carlo or Black-Scholes-Merton (Black-Scholes) pricing models. The Company amortizes the fair value of share-based awards on a straight-line basis over the applicable service periods of the awards.

The fair value of each award under the Assured Guaranty Ltd. Employee Stock Purchase Plan is estimated at the beginning of the offering period using the Black-Scholes option valuation model and is expensed over the period which the employee participates in the plan and pays for the shares.

Assured Guaranty Ltd. Long-Term Incentive Plan

The Company maintains the Assured Guaranty Ltd. 2024 Long-Term Incentive Plan (the Incentive Plan), which is the successor plan to the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (the Prior Plan). The number of AGL common shares that may be delivered under the Incentive Plan include (i) 1,750,000 shares; plus (ii) any shares that were granted under the Prior Plan that are forfeited, expire or are cancelled without delivery of shares or which result in the forfeiture of the shares back to the Company to the extent that such shares would have been added back to the reserve under the terms of the Prior Plan. As of December 31, 2025, 1,417,452 common shares were available to grant under the Incentive Plan. In the event of certain transactions affecting AGL’s common shares, the number or type of shares subject to the Incentive Plan, the number and type of shares subject to outstanding awards under the Incentive Plan, and the exercise price of awards under the Incentive Plan, may be adjusted.

The Incentive Plan provides for the grant of full value awards, which may be granted in return for a participant's previously performed services, or in return for the participant surrendering other compensation that may be due, or may be contingent on the achievement of performance or other objectives during a specified period. The grant of full value awards are subject to a risk of forfeiture or other restrictions that will lapse upon the achievement of one or more goals relating to completion of service by the participant or achievement of performance or other objectives. In addition to full value awards, the Incentive Plan also provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights.

The Incentive Plan is administered by the Compensation Committee of AGL’s Board, except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan. The Company issues new shares to settle share-based awards.

Restricted Share Units

Restricted share units are valued based on the closing price of the underlying shares at the date of grant. These restricted share units generally vest pro rata over a four-year period or all at once after a three-year period. The shares are delivered on the vesting date.

Restricted Share Unit Activity

Nonvested Share Units	Number of Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2024	780,481	$64.03
Granted	275,767	91.53
Vested	(374,824)	56.84
Forfeited	(5,830)	69.15
Nonvested as of December 31, 2025	675,594	$79.17

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
As of December 31, 2025, the total unrecognized compensation cost related to outstanding non-vested restricted share units was $19 million, which the Company expects to recognize over the weighted average remaining service period of 2.1 years. The total value of restricted share units vested during the years ended December 31, 2025, 2024 and 2023 was based on grant date fair value and was $21 million, $16 million and $18 million, respectively. The weighted average grant-date fair value per share of restricted share units granted during the years ended December 31, 2025, 2024 and 2023 was $91.53, $84.59 and $61.26, respectively.

Performance-Based Restricted Share Units

Each performance-based restricted share unit represents a contingent right to receive up to a certain number of the Company’s common shares. Awards tied to core adjusted book value (ABV) per share represent the right to receive up to two shares at the end of a three-year performance period, depending on the growth in core ABV per share over the three-year performance period. Performance-based restricted share units tied to total shareholder return (TSR) relative to the TSR of the 55th percentile of the Russell Midcap Index - Financials (Index) represent the right to receive up to 2.5 shares at the end of a three-year performance period. The shares related to awards tied to core ABV per share are delivered on the vesting date and the shares related to awards tied to relative TSR are generally delivered on the fourth anniversary of the grant date.

Performance-Based Restricted Share Unit Activity

Performance-Based Restricted Share Units	Number of Performance-Based Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2024	752,066	$72.39
Granted (1)	347,884	102.12
Vested (2)	(442,950)	58.94
Forfeited	—	—
Nonvested as of December 31, 2025 (3)	657,000	$91.61
____________________
(1)    Includes 73,867 ABV performance-based restricted share units and 83,987 TSR performance-based restricted share units that were granted prior to 2025 at a weighted average grant date fair value of $56.69 and $83.97, respectively, but met performance hurdles and vested during 2025. The weighted average grant date fair value per share excludes these shares.
(2)    Excludes 157,854 TSR performance-based restricted share units that vested during 2025 but were not delivered.
(3)    Excludes 63,004 performance-based restricted share units that have met performance hurdles and vest in February 2026. Includes 157,854 TSR performance-based restricted share units that vested during 2025 but will be delivered in 2026.

As of December 31, 2025, the total unrecognized compensation cost related to outstanding non-vested performance-based share units was $24 million, which the Company expects to recognize over the weighted average remaining service period of 1.8 years. The total value of performance-based restricted share units vested during the years ended December 31, 2025, 2024 and 2023 was based on grant date fair value and was $26 million, $17 million and $11 million, respectively.

For the 2025, 2024 and 2023 awards, the grant-date fair value of the performance-based restricted share units tied to relative TSR was calculated using a Monte Carlo simulation in order to determine the total return of the Company’s shares relative to the total return of financial companies in the Index. The inputs to the simulation include the beginning share price and historical share price volatility of each company in the Index as well as the historical correlation coefficient between the share price of each company in the Index and the Index itself. In addition, the simulation also uses the risk-free rate and a discount for liquidity. Because the simulation is calculating the total rate of return for each company in the Index, the simulation assumes that all dividends for all companies are reinvested. As a result, all dividends within the simulation are set to zero regardless of any actual dividends paid by any of the companies in the Index, so actual dividend data are not used as inputs.

The following are significant assumptions used in determining the fair value of the performance-based restricted share units tied to relative TSR.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2025			2024			2023
Expected term	3.00 years			3.00 years			3.00 years
Expected volatility	19.62%	–	94.21%	20.72%	–	87.00%	29.22%	–	110.25%
Dividend yield	0.00%			0.00%			0.00%
Risk-free-rates	4.25%			4.38%			4.38%
Grant-date fair value per share	$112.58			$104.27			$80.80

For the 2025, 2024 and 2023 awards, the grant-date fair value of the performance-based restricted share units tied to core ABV was based on the grant date closing price. The weighted average grant-date fair values per share of all performance-based awards in 2025, 2024 and 2023 were $102.12, $94.56 and $71.34, respectively.

Restricted Share Awards

Restricted share awards are valued based on the closing price of the underlying shares at the date of grant. The Company awards restricted share awards to non-executive directors, and vest after one year. The shares are delivered on the vesting date.

Restricted Share Award Activity

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2024	21,413	$77.54
Granted	22,002	90.18
Vested	(21,413)	77.54
Forfeited	—	—
Nonvested as of December 31, 2025	22,002	$90.18

As of December 31, 2025, the total unrecognized compensation cost related to outstanding non-vested restricted share awards was $0.7 million, which the Company expects to recognize over the weighted average remaining service period of 0.3 years. The total fair value of shares vested during the years ended December 31, 2025, 2024 and 2023 was $1.7 million, $2.0 million and $2.2 million, respectively. The weighted average grant-date fair values per share of shares granted during the years ended December 31, 2025, 2024 and 2023 was $90.18, $77.54 and $52.26, respectively.

Employee Stock Purchase Plan

The Company established the AGL Employee Stock Purchase Plan (ESPP) in accordance with Internal Revenue Code of 1986 (the Code) Section 423, and participation is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased with an amount equal to 10% of the participant's compensation or, if less, shares having a value of $25,000. Participants may purchase shares at a purchase price equal to 85% of the lesser of the fair market value of the stock on the first day or the last day of the subscription period. The Company has reserved for issuance and purchase 1,200,000 AGL common shares under the ESPP. As of December 31, 2025, 303,536 common shares were available for grant under the ESPP. The Company issues new shares to settle share-based awards.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
AGL Employee Stock Purchase Plan

	Year Ended December 31,
	2025	2024	2023
	(dollars in millions)
Proceeds from purchase of shares by employees	$2.3	$2.2	$2.2
Number of shares issued by the Company	30,954	33,348	47,204

Share-Based Compensation Expense

The following table presents share-based compensation costs and the amount of such costs that are deferred as policy acquisition costs, pre-tax. Amortization of previously deferred share compensation costs is not shown in the table below.

Share-Based Compensation Expense Summary

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Share‑based compensation expense	$41	$34	$36
Share‑based compensation capitalized as DAC	3	2	3
Income tax benefit	7	5	5

Defined Contribution Plan

The Company maintains a savings incentive plan, which is qualified under Section 401(a) of the Code for U.S. employees. Eligible participants may contribute a percentage of their eligible compensation subject to U.S. Internal Revenue Service (IRS) limitations. The Company’s matching contribution is an amount equal to 100% of each participant’s contributions up to 7% of such participant’s eligible compensation, subject to IRS limitations. Certain eligible participants may also contribute a percentage of eligible compensation over the IRS limitations to a nonqualified supplemental executive retirement plan. The Company's matching contribution in the nonqualified plan is an amount equal to 100% of each participant’s contributions up to 6% of participant’s eligible compensation above the IRS limitations for the qualified plan. The Company also makes core contributions of 7% of the participant’s eligible compensation to the qualified plan, subject to IRS limitations, regardless of whether the employee otherwise contributes to the plan, and a core contribution of 6% of the participant’s eligible compensation above the IRS limitations for the qualified plan to the nonqualified plan for eligible employees. Employees become fully vested in Company contributions to the qualified and nonqualified plans after one year of service, as defined in the plan (or upon reaching age 65 for the nonqualified plan, if earlier). Plan eligibility is immediate upon hire. The Company also maintains similar non-qualified plans for non-U.S. employees. The Company recognized defined contribution plan expenses of $17 million, $18 million and $16 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Payable to Sound Point and AHP

As of December 31, 2024, the Company had $3 million in compensation payable to former employees of AssuredIM in accordance with the Sound Point Transaction and the AHP Transaction.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
2024 and 2023. AGL’s U.S., U.K. and French subsidiaries are subject to income taxes imposed by U.S., U.K. and French authorities, respectively, and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the IRS to be taxed as a U.S. domestic corporation.

On December 27, 2023, the Government of Bermuda enacted a corporate income tax at the rate of 15% which applies to the Bermuda Subsidiaries for accounting periods starting on or after January 1, 2025. The enactment of the corporate income tax regime required the Company to recognize Bermuda deferred taxes for the first time in the fourth quarter of 2023. An economic transition adjustment (ETA) equal to the difference between the fair market value and the carrying value of assets and liabilities of each of the Company’s Bermuda insurance subsidiaries as of September 30, 2023 resulted in the establishment of a deferred tax asset and corresponding benefit of $189 million reported in the fourth quarter of 2023 consolidated statements of operations. On December 11, 2025, the Government of Bermuda amended the Corporate Income Tax Act of 2023 (the CIT Act) and in particular the computation of the ETA. The Company recognized a deferred tax benefit of $34 million related to these changes. The Company began utilizing the ETA deferred tax asset in 2025 and expects to continue to realize it over approximately 10 to 15 years, consistent with the expected reversal pattern of the underlying components. As of December 31, 2025, the remaining ETA deferred tax asset was $207 million.

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

Non-interest-bearing tax and loss bonds are purchased to prepay the tax benefit that results from deducting contingency reserves as provided under Code Section 832(e). The Company records the purchase of tax and loss bonds in deferred taxes.

The Company recognizes tax benefits only if a tax position is “more likely than not” to prevail.

The Company elected to account for tax associated with Global Intangible Low-Taxed Income (GILTI) as a current-period expense when incurred.

Deferred and current tax assets and liabilities are reported in “other assets” or ”other liabilities” on the consolidated balance sheets.

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities)

	As of December 31,
	2025	2024
	(in millions)
Deferred tax assets (liabilities)	$246	$262
Current tax assets	2	10
Current tax liabilities	(68)	(13)

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Components of Net Deferred Tax Assets (Liabilities)

	As of December 31,
	2025	2024
	(in millions)
Deferred tax assets:
Loss and LAE reserve	$31	$2
Net unrealized investment losses	25	54
Intangible assets	134	149
Value of in-force business	73	45
Net operating loss (NOL)	38	31
Depreciation	49	47
Deferred compensation	39	38
FG VIEs	2	49
Other	30	23
Total deferred tax assets	421	438

Deferred tax liabilities:
Investments	69	127
Unrealized gains on credit derivatives, net	33	14
Unearned premium reserves, net	33	5
Other	40	30
Total deferred tax liabilities	175	176
Net deferred tax assets (liabilities)	$246	$262

As part of the acquisition of CIFG Holding Inc., the Company acquired $189 million of NOL. The NOL has been limited under the Code Section 382 due to a change in control as a result of the acquisition. As of December 31, 2025, AG, a U.S. subsidiary, had gross deferred tax assets of approximately $19 million for federal NOL carryforwards which will begin to expire in 2033. In addition, as of December 31, 2025, the Company had gross deferred tax assets for certain non-U.S. NOL carryforwards of approximately $19 million, which do not expire.

Valuation Allowance

During 2023, the Company recorded a return to provision adjustment, which included the utilization of $3 million in foreign tax credits (FTC), thereby reducing the Company’s FTC to $2 million. As of December 31, 2023, the Company believed that the weight of the positive evidence outweighed the negative evidence regarding the realization of the Company’s FTC, resulting in the release of the corresponding $2 million valuation allowance and bringing it to zero.

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

Changes in market conditions, including rising interest rates, resulted in the recording of deferred tax assets related to net unrealized tax capital losses that remained as of December 31, 2025 and December 31, 2024. When assessing recoverability of these deferred tax assets, the Company considers the ability and intent to hold the underlying securities to recovery in value, if necessary, as well as other factors as noted above. As of December 31, 2025, based on all available evidence, including capital loss carryback capacity, the Company concluded that the deferred tax assets related to the unrealized tax capital losses on the available-for-sale securities portfolios are, more likely than not, expected to be realized.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Provision for Income Taxes

The components of the provision (benefit) for income taxes were as follows:

Current and Deferred Provision (Benefit) for Income Taxes

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Current provision (benefit) for income taxes:
U.K.	$34	$13	$—
Foreign:
U.S. federal	78	70	76
U.S. state and local	9	17	(13)
Other	3	—	—
Total current	124	100	63
Deferred provision (benefit) for income taxes:
U.K.	(2)	(3)	4
Foreign:
U.S. federal	19	3	31
Other	(22)	(4)	(191)
Total deferred	(5)	(4)	(156)
Total provision (benefit) for income taxes	$119	$96	$(93)

    The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions. The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with:

•U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21%;
•French subsidiary taxed at the French marginal corporate tax rate of 25%;
•Bermuda Subsidiaries taxed at the Bermuda marginal corporate tax rate of 15%, starting January 1, 2025, and 0% for 2024 and 2023, unless subject to U.S. tax by election, and
•U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 25% for periods starting April 1, 2023 and 19% for periods ending on or before March 31, 2023. Effective January 1, 2024, the U.K. adopted a global minimum tax rate of 15% under the OECD’s BEPS Pillar Two rules.

Controlled foreign corporations (CFCs) apply the local marginal corporate tax rate. In addition, the Tax Cuts and Jobs Act of 2017 created a new requirement that a portion of the GILTI earned by CFCs must be included currently in the gross income of the CFCs’ U.S. shareholder.

The following tables present pre-tax income and revenue by jurisdiction.

Pre-tax Income (Loss) by Tax Jurisdiction

	Year Ended December 31,
	2025	2024	2023
	(in millions)
U.K.	$(10)	$(33)	$(25)
Foreign:
U.S.	570	445	622
Bermuda	111	90	79
France	(8)	(14)	(8)
Other	(1)	—	—
Total	$662	$488	$668

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Effective Tax Rate Reconciliation

As described in Note 1. Business and Basis of Presentation, Recent Accounting Standards Adopted, the Company has elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the U.K. national statutory tax rate to the Company’s effective rate for the year ended December 31, 2025 in accordance with ASU 2023-09:

	Year Ended December 31, 2025
	Amount (in millions)	%
U.K. national statutory tax rate	$165	25.0%
Foreign tax effects
U.S.
Statutory tax rate difference between U.S. and U.K.	(23)	(3.5)
NCI	(8)	(1.3)
Other	(3)	(0.5)
Bermuda
Statutory tax rate difference between Bermuda and U.K.	(11)	(1.7)
Effects of Bermuda tax law change	(35)	(5.3)
Effect of cross-border tax laws
Global minimum tax	33	5.0
Other adjustments	1	0.2
Effective tax rate	$119	17.9%

During the year ended December 31, 2025, amendments to the CIT Act, as described above, removed the recognition of deferred tax liabilities for purposes relevant to the Pillar Two framework resulted in AG Re and AGRO having a jurisdictional effective tax rate below 15%. As a result, the Company became subject to the OECD Pillar Two global minimum tax and recorded a top‑up tax of $33 million within income tax expense for the year.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions for the years ended December 31, 2024, and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 is presented below.

	Year Ended December 31,
	2024	2023
	(dollars in millions)
Expected tax provision (benefit)	$82	$122
Tax-exempt interest	(10)	(15)
Return to provision adjustment	(1)	(6)
NCI	(3)	(5)
State taxes, net of federal benefit	13	(10)
Foreign taxes	5	11
Stock based compensation	1	2
Bermuda ETA	(1)	(189)
Global minimum tax	13	—
Other	(3)	(3)
Total provision (benefit) for income taxes	$96	$(93)

Effective tax rate	19.7%	(13.9)%

The expected tax provision (benefit) for the years ended December 31, 2024, and 2023 is calculated as the sum of pre-tax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Where there is a

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
pre-tax loss in one jurisdiction and pre-tax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

Income Tax Payments

The following table presents income taxes paid, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025. In applying this guidance, the Company’s policy is to include only cash payments made directly to taxing authorities in its income tax payment disclosures and, accordingly, does not consider purchases of non interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds to be prepaid income taxes.

Income Taxes Paid, Net of Refunds Received, by Jurisdiction

Year Ended December 31, 2025
(in millions)
U.K.	$—
Foreign:
U.S. - federal	49
Other	2
Total	$51

The company paid $90 million and $4 million during the years ended December 31, 2024 and 2023, respectively.

Audits

During 2025, the IRS closed the audit of AGUS’s 2018 and 2019 tax years with no impact to previously accrued taxes and opened an audit of AGUS 2021 tax year. As of December 31, 2025, AGUS had open tax years with the IRS for 2021 forward. As of December 31, 2025, Assured Guaranty Overseas US Holdings Inc. had open tax years with the IRS for 2022 forward and is not currently under audit. In December 2023, His Majesty’s Revenue & Customs (HMRC) issued an inquiry into the Company’s 2021 U.K. tax returns. In October 2025, HMRC issued an inquiry into the Company’s 2022 and 2023 U.K. tax returns along with issuing inquires into AGUK, Assured Guaranty (UK) Services Limited and Assured Guaranty Finance Overseas Ltd.’s 2023 U.K. tax returns. As of December 31, 2025, the Company had open tax years with HMRC for 2021 forward; AGUK, Assured Guaranty (UK) Services Limited and Assured Guaranty Finance Overseas Ltd. had open tax years with HMRC for 2023 forward; and the Company’s other U.K. subsidiaries had open tax year with HMRC for 2024 forward. The Company’s French subsidiary is not currently under examination and has open tax years of 2021 forward.

Uncertain Tax Positions

During the years ended December 31, 2025, 2024, and 2023, there were no unrecognized tax benefits. There were no accruals for the payment of interest and penalties related to income taxes as of each of December 31, 2025, 2024 and 2023.

14.    Insurance Company Regulatory Requirements

The following table summarizes the policyholder’s surplus and net income amounts reported to local regulatory bodies in the U.S. and Bermuda for insurance subsidiaries within the group. The discussion that follows describes the basis of accounting and differences to GAAP.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Insurance Regulatory Amounts Reported
U.S. and Bermuda

	Policyholders’ Surplus		Net Income (Loss)
	As of December 31,		Year Ended December 31,
	2025	2024	2025	2024	2023
	(in millions)
AG (U.S. domiciled) (1)	$3,249	$3,524	$238	$355	$289
Bermuda statutory companies:
AG Re	1,170	1,087	125	98	95
AGRO	496	452	31	22	16
____________________
(1)     Policyholders’ surplus is net of contingency reserves of $1,511 million and $1,392 million as of December 31, 2025 and December 31, 2024, respectively.

Basis of Regulatory Financial Reporting

United States

AG’s ability to pay dividends depends, among other things, upon its financial condition, results of operations, cash requirements, compliance with rating agency requirements and is also subject to restrictions contained in the insurance laws and related regulations of its state of domicile and other states. Financial statements prepared in accordance with accounting practices prescribed or permitted by local insurance regulatory authorities differ in certain respects from GAAP.

AG prepares statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners and the Maryland Insurance Administration (MIA). Prescribed statutory accounting practices (SAP) are set forth in the National Association of Insurance Commissioners Accounting Practices and Procedures Manual. AG has no permitted accounting practices on a statutory basis.

GAAP differs in certain significant respects from AG’s SAP. The principal differences are listed below.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

United Kingdom

AGUK prepares its Solvency and Financial Condition Report based on Solvency UK Regulations. As of December 31, 2025, AGUK’s eligible own funds were an estimated £461 million (or $622 million). As of December 31, 2024, AGUK’s eligible own funds were an estimated £439 million (or $549 million).

France

AGE prepares its Solvency and Financial Condition Report and other required regulatory financial reports based on Autorité de Contrôle Prudentiel et de Résolution (ACPR) regulations and Solvency II. As of December 31, 2025, AGE’s eligible own funds were an estimated €43 million (or $51 million). As of December 31, 2024, AGE’s eligible own funds were an estimated €35 million (or $36 million).

Dividend Restrictions and Capital Requirements

United States

Under Maryland’s insurance law, AG may, with prior notice to the Commissioner of its domiciliary regulator, the MIA, pay an ordinary dividend in an amount that, together with all dividends and distributions paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders’ surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. “Adjusted net investment income” means the sum of (x) AG’s net investment income during the 12-month period ending December 31 of the preceding year (excluding realized capital gains and pro rata distributions of its own securities), and (y) AG’s net investment income (excluding realized capital gains) from the three calendar years prior to the preceding calendar year that has not already been paid out as dividends. The maximum amount available during 2026 for AG to distribute as ordinary dividends is approximately $245 million of which approximately $29 million is available for distribution in the first quarter of 2026.

Bermuda

For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year’s financial statements requires the prior approval of the Authority. Separately, dividends are paid out of an insurer’s statutory surplus and cannot exceed that surplus. Furthermore, annual dividends cannot exceed 25% of total statutory capital

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
and surplus as set out in its previous year’s financial statements (being $292 million), without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2026 AG Re has the capacity to: (i) make capital distributions in an aggregate amount up to $129 million without the prior approval of the Authority; and (ii) declare and pay dividends in an aggregate amount up to approximately $292 million as of December 31, 2025. Such dividend capacity is further limited by: (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $213 million as of December 31, 2025; and (ii) the amount of statutory surplus, which as of December 31, 2025 was $312 million.

For AGRO, a subsidiary of AG Re, annual dividends cannot exceed $124 million, without AGRO certifying to the Authority that it will continue to meet required margins. The Insurance Act also prohibits AGRO, as a Class C licensed insurer writing long-term (life) business, from declaring or paying any dividends to any person other than a policyholder unless its approved actuary certifies that the proposed amount of the dividend would not exceed the excess of funds available to satisfy its long-term (life) business obligations. Subject to such actuarial certification and based on the foregoing limitations, in 2026 AGRO has the capacity to: (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority; and (ii) declare and pay dividends in an aggregate amount up to approximately $124 million as of December 31, 2025. Such dividend capacity is further limited by: (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $435 million as of December 31, 2025; and (ii) the amount of statutory surplus, which as of December 31, 2025 was $359 million.

United Kingdom

U.K. company law prohibits AGUK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the Prudential Regulation Authority’s capital requirements may in practice act as a restriction on dividends for AGUK. AGUK made cash distributions in 2024 and 2023.

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
Dividend Restrictions and Capital Requirements

Distributions from Insurance Subsidiaries

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Dividends paid by AG Re to AGL	$80	$97	$53
Distributions from AGUK to its parent	—	128	127
Dividends paid by AG to U.S. holding companies (1)	287	400	358
Stock redemptions by insurance subsidiaries	250	400	200
___________________
(1)    Effective as of August 1, 2024, AGM merged with and into AG, with AG as the surviving company. Prior to the merger, AG had been directly owned by AGUS. As a result of the merger, AG is directly owned by AGMH, a subsidiary of AGUS.

15.    Related Party Transactions

Accounting Policy

The Company follows ASC 850, Related Party Transactions, for the identification and disclosure of related party transactions. Pursuant to ASC 850, related parties include: (i) the Company’s affiliates; (ii) entities for which investments in their equity securities would be required, absent the election of the FVO, to be accounted for by the equity method; (iii) trusts

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of the Company’s management; (iv) the Company’s principal owners; (v) the Company’s management; (vi) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (vii) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Related party amounts and transactions disclosed in this note include transactions with “related parties” as defined in ASC 850.

Related Party Transactions

During the fiscal years ended December 31, 2025 and December 31, 2024, each of Wellington Management Company, LLP (together with its affiliates, Wellington) and BlackRock Financial Management Inc. (together with its affiliates, BlackRock) directly or indirectly owned more than 5% of the Company’s common shares. Wellington is one of the Company’s investment managers. BlackRock also provides investment reporting software to the Company.

The investment management fees and reporting software expense incurred from transactions with Wellington and BlackRock were $1.8 million in both 2025 and 2024 and $1.9 million in 2023. The Company reported payables to Wellington and BlackRock in connection with these fees and transactions of less than $1 million as of both December 31, 2025 and December 31, 2024.

Mr. Antonio Ursano, Jr. is a director on AGL’s Board and is also the managing partner and founder of Insurance Advisory Partners LLC (IAP), an insurance advisory firm that provides merger, acquisition, capital raising, and other advisory services to the insurance industry. In 2024, prior to Mr. Ursano’s nomination and election to AGL’s Board, IAP began providing strategic and financial advice to the Company in connection with its efforts to diversify earnings through life reinsurance business opportunities. Under the engagement letter for such advice, the Company agreed to pay IAP as compensation for its services a quarterly retainer of $25 thousand for the duration of the agreement and, upon closing a life reinsurance transaction, a mutually agreed success fee. In addition, the Company agreed to reimburse IAP for all reasonable, documented out-of-pocket expenses incurred in connection with its engagement, not to exceed $5 thousand in any one month without the prior written consent of the Company. Over the course of 2025 and following the Company’s January 2026 acquisition of Warwick Company (UK) Limited, the Company paid IAP an aggregate of $1.9 million, consisting of a success fee, quarterly retainer payments and reimbursement of expenses. The Company has terminated its engagement of IAP.

Throughout the notes to these consolidated financial statements, the Company describes several affiliated balances and transactions.

In Note 1. Business and Basis of Presentation, and Note 7. Investments and Cash, the Company includes a discussion of, and amounts related to, its various equity method investments, including an equity method ownership interest in Sound Point and several Sound Point managed funds. Certain of the Sound Point (and prior to July 1, 2023, AssuredIM) managed funds in which the Company invests are reported as CIVs as described in Note 8. Variable Interest Entities.

Prior to the Sound Point Transaction and AHP Transaction, the Company owned and consolidated AssuredIM and earned management and performance fees for its investment advisory and management services in respect of AssuredIM Funds. Amounts earned in respect of such services are presented in Note 10. Asset Management Fees, along with the related receivables and payables.

Amounts contributed to employee retirement and savings plans, and amounts payable to Sound Point and AHP, are disclosed in Note 12. Employee Benefit Plans.

16.    Leases

The Company is party to various non-cancelable lease agreements, all of which are operating leases as of December 31, 2025. The majority of the Company’s leases relate to office space dedicated to the Company’s operations in various locations (primarily Hamilton, Bermuda, New York City, London, and Paris) with expiration dates ranging from 2026 to 2032. The Company subleases certain properties that are not used in its operations.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Accounting Policy

The Company determines if an arrangement is a lease at inception. For operating leases with an original term of more than 12 months where the Company is the lessee, the Company recognizes a right-of-use (ROU) asset in “other assets” and a lease liability in “other liabilities” on the consolidated balance sheets. An ROU asset represents the Company’s right to use an underlying asset for the lease term, and a lease liability represents the Company’s obligation to make lease payments arising from the lease. At the inception of a lease, the total fixed payments under a lease agreement are discounted utilizing an incremental borrowing rate that represents the Company’s collateralized borrowing rate. The rate is determined based on the lease term as of the lease commencement date. Some of the Company’s leases include renewal options, which are not included in the lease terms unless the Company is reasonably certain it will exercise the option.

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

The Company assesses ROU assets for impairment when certain events occur or when there are changes in circumstances including potential alternative uses. If circumstances require an ROU asset to be tested for possible impairment and the carrying value of the ROU asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Any impairment is reported in “other operating expenses” in the consolidated statements of operations.

Lease Assets and Liabilities

ROU Assets and Lease Liabilities

	As of December 31,
	2025	2024
	(dollars in millions)
ROU assets	$54	$60
Lease liabilities	$75	$84
Weighted average discount rate	2.70%	2.65%
Weighted average remaining lease term (in years)	6.2	7.1

Lease Expense and Other Information

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Operating lease costs (1)	$11	$14	$20
Variable and short-term lease costs	3	2	2
Sublease income	(1)	(3)	(7)
Total lease costs	$13	$13	$15
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for operating leases	$14	$16	$24
 ____________________
(1)    Includes an ROU asset impairment of $2 million in 2024 and $3 million in 2023.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Future Minimum Rental Payments
Operating Leases

As of December 31, 2025
Year	(in millions)
2026	$13
2027	13
2028	13
2029	13
2030	12
Thereafter	17
Total lease payments	81
Less: Imputed interest	6
Total lease liabilities	$75

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

In addition, in the ordinary course of their respective businesses, certain of AGL’s insurance subsidiaries are involved in litigation with third parties to recover insurance losses paid in prior periods or prevent or reduce losses in the future. For example, the Company is involved in a number of legal actions in the Federal District Court of Puerto Rico to enforce or defend its rights with respect to the obligations of PREPA it insures. There are two recently active proceedings related to PREPA, while there are a number of other unresolved proceedings related to PREPA that remain stayed pending the Federal District Court of Puerto Rico’s determination on a plan of adjustment and disclosure statement. See Note 4. Expected Loss to be Paid (Recovered), Loss Estimation Process, Public Finance, Puerto Rico, for a description of such actions. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

The Company also receives subpoenas and interrogatories from regulators from time to time.

Accounting Policy

The Company establishes accruals for litigation and regulatory matters to the extent it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. Additionally, it discloses such amounts if material to the financial position of the Company. For litigation and regulatory matters where a loss may be reasonably possible but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter would be disclosed if material. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Share Repurchases

On August 6, 2025 and November 5, 2025, the Board authorized the repurchase of an additional $300 million and $100 million, respectively, of the Company’s common shares. As of February 25, 2026, the remaining amount the Company was authorized to purchase was $204 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Share Repurchases

Year	Number of Shares Repurchased	Total Payments(1) (in millions)	Average Price Paid Per Share
2023	3,215,893	$199	$61.95
2024	6,180,774	502	81.28
2025	5,819,627	500	85.92
2026 (through February 25, 2026 on a settlement date basis)	546,132	47	86.66
____________________
(1)    Excludes commissions.

In November 2025, the IRS issued final rules on the stock repurchase excise tax from the Inflation Reduction Act of 2022 removing or scaling back several provisions from the 2024 proposal. Accordingly, in the fourth quarter of 2025, the Company reversed its accrued excise tax balance of $9 million, which included $6 million relating to 2024.

Deferred Compensation

Certain executives of the Company elected to invest a portion of their AG US Group Services Inc. supplemental executive retirement plan (AGS SERP) accounts in the employer stock fund in the AGS SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the AGS SERP. Each unit equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. As of December 31, 2025 and 2024, there were 62,760 units and 68,535 units, respectively, in the AGS SERP.

Dividends

Any determination to pay dividends is at the discretion of the Board, and depends upon the Company’s results of operations, cash flows from operating activities, its financial position, capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual restrictions on the payment of dividends, other potential uses for such funds and any other factors the Board deems relevant. For more information concerning regulatory constraints that affect the Company’s ability to pay dividends, see Note 14. Insurance Company Regulatory Requirements.

On February 20, 2026, the Company declared a quarterly dividend of $0.38 per common share compared with $0.34 per common share paid in 2025, an increase of 12%.

19.    Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI into the respective lines in the consolidated statements of operations.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Changes in Accumulated Other Comprehensive Income (Loss) by Component
Year Ended December 31, 2025

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2024	$(235)	$(99)	$(18)	$(37)	$4	$(385)
Other comprehensive income (loss) before reclassifications	178	4	(1)	2	—	183
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(9)	(28)	—	—	—	(37)
Fair value gains (losses) on FG VIEs	—	—	(3)	—	—	(3)
Total before tax	(9)	(28)	(3)	—	—	(40)
Tax (provision) benefit	—	5	1	—	—	6
Total amount reclassified from AOCI, net of tax	(9)	(23)	(2)	—	—	(34)
Other comprehensive income (loss)	187	27	1	2	—	217
Balance, December 31, 2025	$(48)	$(72)	$(17)	$(35)	$4	$(168)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Year Ended December 31, 2024

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2023	$(202)	$(104)	$(20)	$(38)	$5	$(359)
Other comprehensive income (loss) before reclassifications	(43)	20	—	1	—	(22)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(10)	18	—	—	—	8
Fair value gains (losses) on FG VIEs	—	—	(3)	—	—	(3)
Interest expense	—	—	—	—	1	1
Total before tax	(10)	18	(3)	—	1	6
Tax (provision) benefit	—	(3)	1	—	—	(2)
Total amount reclassified from AOCI, net of tax	(10)	15	(2)	—	1	4
Other comprehensive income (loss)	(33)	5	2	1	(1)	(26)
Balance, December 31, 2024	$(235)	$(99)	$(18)	$(37)	$4	$(385)

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Computation of Earnings Per Share

	Year Ended December 31,
	2025	2024	2023
	(in millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to AGL	$503	$376	$739
Less: Distributed and undistributed income (loss) available to nonvested shareholders	4	3	6
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$499	$373	733
Basic shares	48.1	53.3	58.4
Basic EPS	$10.39	$7.01	$12.54

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$499	$373	$733
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$499	$373	$733
Basic shares	48.1	53.3	58.4
Dilutive securities:
Restricted stock awards	0.6	1.0	1.2
Diluted shares	48.7	54.3	59.6
Diluted EPS	$10.26	$6.87	$12.30
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.1	0.1	0.1

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
21.    Parent Company

The following tables present the condensed financial statements of Assured Guaranty Ltd.

Assured Guaranty Ltd. (Parent Company)
Condensed Balance Sheets
(in millions)

	As of December 31,
	2025	2024
Assets
Investments	$57	$66
Investments in subsidiaries	5,557	5,237
Dividends receivable from subsidiaries	—	150
Other assets (1)	70	69
Total assets	$5,684	$5,522

Liabilities
Other liabilities (1)	$21	$27
Total liabilities	$21	$27

Total shareholders’ equity attributable to AGL	$5,663	$5,495
Total liabilities and shareholders’ equity	$5,684	$5,522
____________________
(1)    Mainly consists of due from and due to affiliates.

Assured Guaranty Ltd. (Parent Company)
Condensed Statements of Operations and Comprehensive Income
(in millions)

	Year Ended December 31,
	2025	2024	2023
Revenues
Net investment income	$2	$2	$1
Net realized investment gains (losses)	—	—	(1)
Total revenues	2	2	—
Expenses
Other expenses (1)	43	42	45
Total expenses	43	42	45
Income (loss) before equity in earnings of subsidiaries	(41)	(40)	(45)
Equity in earnings of subsidiaries	544	416	784
Net income attributable to AGL	503	376	739
Other comprehensive income (loss) attributable to AGL	217	(26)	156
Comprehensive income (loss) attributable to AGL	$720	$350	$895
____________________
(1)    Includes expense allocations from subsidiaries.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Assured Guaranty Ltd. (Parent Company)
Condensed Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income attributable to AGL	$503	$376	$739
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in earnings of subsidiaries	(544)	(416)	(784)
Net realized investment losses (gains)	—	—	1
Cash dividends from subsidiaries	765	637	306
Other	42	28	36
Net cash flows provided by (used in) operating activities	766	625	298

Cash flows from investing activities:
Fixed-maturity securities, available for sale:
Sales	3	—	—
Maturities and paydowns	—	3	—
Short-term investments with maturities of over three months:
Sales	—	—	4
Net sales (purchases) of short-term investments with original maturities of less than three months	7	(29)	(18)
Investment in subsidiaries	(176)	—	—
Net cash flows provided by (used in) investing activities	(166)	(26)	(14)

Cash flows from financing activities:
Dividends paid	(68)	(68)	(67)
Repurchases of common shares	(500)	(502)	(199)
Payments related to tax withholding for share-based compensation	(34)	(30)	(20)
Other	2	2	2
Net cash flows provided by (used in) financing activities	(600)	(598)	(284)

Increase (decrease) in cash and restricted cash	—	1	—
Cash and restricted cash at beginning of period	1	—	—
Cash and restricted cash at end of period	$1	$1	$—

	As of December 31,
	2025	2024	2023
Reconciliation of cash and restricted cash to the balance sheets:
Cash	$—	$—	$—
Restricted cash (included in other assets)	1	1	—
Cash and restricted cash at the end of period	$1	$1	$—

Basis of Presentation

These condensed financial statements of AGL should be read in conjunction with the Company’s consolidated financial statements and notes thereto. AGL is a Bermuda-based holding company that provides, through its wholly-owned operating subsidiaries, credit protection products to the U.S. and non-U.S. public finance (including infrastructure) and structured finance markets. Assured Guaranty also participates in the asset management business. See Note 1. Business and Basis of Presentation.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Guaranties of Obligations of Affiliates

AGL fully and unconditionally guarantees all of the U.S. Holding Companies’ debt. See Note 11. Long-Term Debt and Credit Facilities.

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

Income Taxes

AGL is not subject to any income, withholding or capital gains taxes under current Bermuda law. In November 2013, AGL became tax resident in the U.K. although it remains a Bermuda-based company and its administrative and head office functions continue to be carried on in Bermuda. In July of 2023, the U.K. government passed legislation to implement the OECD BEPS Pillar Two income inclusion rule, which includes a multinational top-up tax which will apply to large multinational corporations for accounting periods beginning on or after December 31, 2023. Beginning in 2025, this applies to AGL, requiring a minimum effective rate of 15% in all jurisdictions in which it operates. See Note 13. Income Taxes.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Assured Guaranty’s management, with the participation of AGL’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of AGL’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of December 31, 2025. The controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including AGL’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, AGL’s CEO and CFO have concluded that, as of December 31, 2025, AGL’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, information required to be disclosed by AGL (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025 based on criteria in the 2013 Internal Control-Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their “Report of Independent Registered Public Accounting Firm” included in Item 8. Financial Statements and Supplementary Data.

ITEM 9B.    OTHER INFORMATION

Insider Trading Arrangements

During the fourth quarter of 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information pertaining to this item is incorporated by reference to the definitive proxy statement for the 2026 Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Form 10-K.

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

ITEM 11.    EXECUTIVE COMPENSATION

This item is incorporated by reference to the definitive proxy statement for the 2026 Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This item is incorporated by reference to the definitive proxy statement for the 2026 Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This item is incorporated by reference to the definitive proxy statement for the 2026 Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

This item is incorporated by reference to the definitive proxy statement for the 2026 Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements, Financial Statement Schedules and Exhibits

1.    Financial Statements

    The following financial statements of Assured Guaranty Ltd. have been included in, Part II, Item 8. Financial Statements and Supplementary Data, hereof:

2.    Financial Statement Schedules

The financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.    Exhibits*

Description of Document
2.1
Transaction Agreement, dated April 5, 2023, between Assured Guaranty US Holdings Inc., Assured Investment Management LLC, Assured Investment Management GP Holdings LLC, Sound Point Capital Management L.P. and Sound Point GP Parent, LLC (Incorporated by reference to Exhibit 2.1. to Form 8-K filed on April 5, 2023)

2.2
Sale and Purchase Agreement, dated January 21, 2026, among Assured Guaranty UK Holdings Ltd, Long Duration Financing Sub LLC, Blue Owl GP Stakes V (B) LP, Axonic Capital LLC and Axonic Funding (Cayman) LP (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 21, 2026)+

2.3
Warranty Deed, dated January 21, 2026, by and between Assured Guaranty UK Holdings Ltd and Warwick Company (UK) Limited (Incorporated by reference to Exhibit 2.2 to Form 8-K filed on January 21, 2026)+

3.1
Certificate of Incorporation and Memorandum of Association of the Registrant, as amended by Certificate of Incorporation on Change of Name dated March 30, 2004 and Certificate of Deposit of Memorandum of Increase of Capital dated April 21, 2004 (Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2009)

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

Description of Document
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

Description of Document
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

10.40	Assured Guaranty Ltd. 2024 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.40 to form 10-K for the year ended December 31, 2024)*
10.41	Assured Guaranty Ltd. Employee Stock Purchase Plan, as amended through the Fourth Amendment (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2023)*
10.42	Assured Guaranty Ltd. Executive Severance Plan (amended and restated effective February 21, 2022) (Incorporated by reference to Exhibit 10.45 to Form 10-K for the year ended December 31, 2021)*
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

10.52
2022 Form of Executive ABV Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2022)*

Description of Document
10.53
2022 Form of Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2022)*

10.54
2022 Form of Executive Non-Equity Incentive Award Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2022)*

10.55
2023 Form of Executive TSR Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.78 to Form 10-K for the year ended December 31, 2023)*

10.56
2023 Form of Executive ABV Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2023)*

10.57
2023 Form of Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2023)*

10.58
2023 Form of Executive Non-Equity Incentive Award under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2023)*

10.59
Form of Restricted Stock Agreement for Outside Directors under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as in effect for awards commencing in 2003 (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2023)*

10.60	Separation Agreement, dated as of July 7, 2023, between the Company and David A. Buzen (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2023)*
10.61
Amended and Restated Separation Agreement, dated as of February 26, 2024, between the Company and David A. Buzen (Incorporated by reference to Exhibit 10.69 to Form 10-K for the year ended December 31, 2023)*

10.62
2024 Form of Executive TSR Performance Based Restricted Share Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2024)*

10.63
2024 Form of Executive ABV Performance Based Restricted Share Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2024)*

10.64
2024 Form of Executive Restricted Share Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2024)*

10.65
2024 Form of Executive Non-Equity Incentive Award Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2024)*

10.66
Form of Restricted Share Agreement for Non-Executive Directors under the Assured Guaranty Ltd. 2024 Long-Term Incentive, as in effect for awards commencing in 2024 (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2024)*

10.67	Form of Executive Grant Award Eligibility Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2024)*
10.68
Assured Guaranty Ltd. Perquisite Policy, established February 9, 2012, and amended and restated on February 19, 2025 (Incorporated by reference to Exhibit 10.72 to Form 10-K for the year ended December 31, 2024)*

10.69
2025 Form of Executive TSR Performance Based Restricted Share Unit Agreement under the Assured Guaranty Ltd. 2024 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.73 to Form 10-K for the year ended December 31, 2024)*

10.70
2025 Form of Executive ABV Performance Based Restricted Share Unit Agreement under the Assured Guaranty Ltd. 2024 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.74 to Form 10-K for the year ended December 31, 2024)*

10.71
2025 Form of Executive Restricted Share Unit Agreement under the Assured Guaranty Ltd. 2024 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.75 to Form 10-K for the year ended December 31, 2024)*

10.72
2025 Form of Executive Non-Equity Incentive Award Agreement under the Assured Guaranty Ltd. 2024 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.76 to Form 10-K for the year ended December 31, 2024)*

10.73
2025 Form of Special Award Five-Year Restricted Share Unit Agreement under the Assured Guaranty Ltd. 2024 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.77 to Form 10-K for the year ended December 31, 2024)*

10.74
Form of Restricted Share Agreement for Non-Executive Directors under the Assured Guaranty Ltd. 2024 Long-Term Incentive Plan, as in effect for awards commencing in 2025 (Incorporated by reference to Exhibit 10.1 to Form 10-K for the quarter ended March 31, 2025)*

19.1	Global Restrictions on Trading Policy
21.1	Subsidiaries of the Registrant

Description of Document
22.0	Subsidiary Guarantors and Issuers of Guaranteed Securities
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
97.1
Amended and Restated Assured Guaranty Ltd. Executive Recoupment Policy (as amended and restated on October 31, 2023) (Incorporated by reference to Exhibit 97.1 to Form 10-K for the year ended December 31, 2023)*

101.1	The following financial information from Assured Guaranty Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2025 and 2024; (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

*    Management contract or compensatory plan
+ Certain schedules and portions of exhibits have been omitted from this filing pursuant to Item 601(a)(5) and Item 601(b)(2) of Regulation S-K. A copy of any omitted information will be furnished to the Securities and Exchange Commission upon request. In addition, certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assured Guaranty Ltd.

By:	/s/ Dominic J. Frederico
Name: Dominic J. Frederico Title: President and Chief Executive Officer

Date: February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Francisco L. Borges	Chairman of the Board; Director	February 27, 2026
Francisco L. Borges

/s/ Dominic J. Frederico	President and Chief Executive Officer; Director	February 27, 2026
Dominic J. Frederico

/s/ Benjamin G. Rosenblum	Chief Financial Officer (Principal Financial Officer)	February 27, 2026
Benjamin G. Rosenblum

/s/ Laura Bieling	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2026
Laura Bieling

/s/ Mark C. Batten	Director	February 27, 2026
Mark C. Batten

/s/ Bonnie L. Howard	Director	February 27, 2026
Bonnie L. Howard

/s/ Thomas W. Jones	Director	February 27, 2026
Thomas W. Jones

	Director	February 27, 2026
Alan J. Kreczko

/s/ Yukiko Omura	Director	February 27, 2026
Yukiko Omura

/s/ Lorin P.T. Radtke	Director	February 27, 2026
Lorin P.T. Radtke

/s/ Courtney C. Shea	Director	February 27, 2026
Courtney C. Shea

/s/ Antonio Ursano, Jr.	Director	February 27, 2026
Antonio Ursano, Jr.