Form 10-Q
period 2026-03-31
ASSURED GUARANTY LTD
filed 2026-05-08
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of May 6, 2026 was 44,282,464 (includes 23,312 unvested restricted shares).

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions except share data)

	As of
	March 31, 2026	December 31, 2025
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $63 and $54 (amortized cost of $7,241 and $6,572)	$6,875	$6,369
Fixed-maturity securities, trading, at fair value	127	124
Short-term investments, at fair value	768	903
Other invested assets (includes $3 and $3, at fair value)	1,136	1,091
Total investments	8,906	8,487
Cash	312	388
Premiums receivable, net of commissions payable, net of allowance for credit losses of $3 and $3	1,543	1,572
Funds withheld, at fair value	296	—
Deferred acquisition costs	197	192
Salvage and subrogation recoverable	437	449
Financial guaranty variable interest entities’ assets (includes $167 and $172, at fair value)	201	212
Assets of consolidated investment vehicles (includes $— and $167, at fair value)	—	175
Other assets (includes $180 and $174, at fair value)	743	701
Total assets	$12,635	$12,176
Liabilities
Unearned premium reserve	$3,613	$3,625
Loss and loss adjustment expense reserve	310	309
Future policy benefits for annuity reinsurance contracts	475	—
Policyholder account balances for annuity reinsurance contracts	263	—
Long-term debt	1,705	1,704
Financial guaranty variable interest entities’ liabilities (includes $152 and $197, at fair value, $178 and $182 with recourse, $16 and $16 without recourse)	194	198
Other liabilities (includes $26 and $21, at fair value)	511	551
Total liabilities	7,071	6,387
Commitments and contingencies (Notes 4, 5, 9 and 13)
Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 44,591,054 and 45,184,791 shares issued and outstanding)	—	—
Retained earnings	5,821	5,830
Accumulated other comprehensive income (loss), net of tax of $(62) and $(39)	(280)	(168)
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	5,542	5,663
Non-redeemable noncontrolling interest (Note 10)	22	126
Total shareholders’ equity	5,564	5,789
Total liabilities and shareholders’ equity	$12,635	$12,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions except share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Net earned premiums	$82	$91
Net investment income	92	87
Net realized investment gains (losses)	(15)	(16)
Fair value gains (losses) on derivatives	2	104
Fair value gains (losses) on committed capital securities	6	2
Gains (losses) on financial guaranty variable interest entities	(5)	1
Fair value gains (losses) on consolidated investment vehicles	9	19
Foreign exchange gains (losses) on remeasurement	(19)	37
Fair value gains (losses) on trading securities	6	1
Asset management revenues	94	5
Other income (loss)	9	14
Total revenues	261	345
Expenses
Loss and loss adjustment expenses (benefit)	17	40
Benefit expense for annuity reinsurance contracts	7	—
Interest expense	22	22
Amortization of deferred acquisition costs	5	5
Employee compensation and benefit expenses	63	60
Asset management expenses	68	4
Other operating expenses	45	38
Total expenses	227	169
Income (loss) before income taxes and equity in earnings (losses) of investees	34	176
Equity in earnings (losses) of investees	31	53
Income (loss) before income taxes	65	229
Less: Provision (benefit) for income taxes	(20)	44
Net income (loss)	85	185
Less: Noncontrolling interest	(3)	9
Net income (loss) attributable to Assured Guaranty Ltd.	$88	$176

Earnings per share:
Basic	$1.94	$3.49
Diluted	$1.91	$3.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$85	$185
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $(16) and $6	(84)	52
Investments with credit impairment, net of tax provision (benefit) of $(11) and $5	(44)	21
Change in net unrealized gains (losses) on investments	(128)	73
Change in instrument-specific credit risk on financial guaranty variable interest entities’ liabilities with recourse, net of tax provision (benefit)	—	(1)
Change in discount rates on future policy benefits for annuity reinsurance contracts, net of tax provision (benefit) of $4 and $—	17	—
Other, net of tax provision (benefit)	(1)	(1)
Other comprehensive income (loss)	(112)	71
Comprehensive income (loss)	(27)	256
Less: Comprehensive income (loss) attributable to noncontrolling interest	(3)	9
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$(24)	$247

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Three Months Ended March 31, 2026

		Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Non-redeemable Noncontrolling Interest	Shareholders’ Equity
As of December 31, 2025	45,184,791	$—	$5,830	$(168)	$1	$5,663	$126	$5,789
Net income	—	—	88	—	—	88	(3)	85
Dividends ($0.38 per share)	—	—	(18)	—	—	(18)	—	(18)
Common shares repurchases	(881,981)	—	(75)	—	—	(75)	—	(75)
Share-based compensation	288,244	—	(4)	—	—	(4)	—	(4)
Distributions	—	—	—	—	—	—	(97)	(97)
Deconsolidation	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	(112)	—	(112)	—	(112)
As of March 31, 2026	44,591,054	$—	$5,821	$(280)	$1	$5,542	$22	$5,564

For the Three Months Ended March 31, 2025

		Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Non-redeemable Noncontrolling Interest	Shareholders’ Equity
As of December 31, 2024	50,505,320	$1	$5,878	$(385)	$1	$5,495	$58	$5,553
Net income	—	—	176	—	—	176	9	185
Dividends ($0.34 per share)	—	—	(18)	—	—	(18)	—	(18)
Common shares repurchases	(1,335,228)	(1)	(119)	—	—	(120)	—	(120)
Share-based compensation	383,346	—	(14)	—	—	(14)	—	(14)
Other comprehensive income	—	—	—	71	—	71	—	71
As of March 31, 2025	49,553,438	$—	$5,903	$(314)	$1	$5,590	$67	$5,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (in millions)

	Three Months Ended March 31,
	2026	2025
Net cash flows provided by (used in) operating activities	$190	$87
Cash flows from investing activities:
Fixed-maturity securities, available-for-sale:
Purchases	(286)	(344)
Sales	93	216
Maturities and paydowns	153	188
Short-term investments with original maturities of over three months:
Purchases	—	(2)
Maturities and paydowns	2	—
Net sales (purchases) of short-term investments with original maturities of less than three months	141	67
Sales of fixed-maturity securities, trading	—	8
Maturities and paydowns of fixed-maturity securities, trading	2	3
Paydowns of financial guaranty variable interest entities’ assets	4	5
Purchases of and contributions to other invested assets	(27)	(13)
Sales of and return of capital from other invested assets	43	10
Assured Life Reinsurance, Ltd. acquisition, net of cash acquired (see Note 2)	(145)	—
Issuance of a loan	(40)	—
Other	—	(4)
Net cash flows provided by (used in) investing activities	(60)	134
Cash flows from financing activities:
Dividends paid	(19)	(19)
Repurchases of common shares	(75)	(120)
Net paydowns of financial guaranty variable interest entities’ liabilities	(3)	(4)
Payments related to tax withholding for share-based compensation	(20)	(28)
Other	—	1
Distributions to noncontrolling interest from consolidated investment vehicles	(97)	—
Net cash flows provided by (used in) financing activities	(214)	(170)
Effect of foreign exchange rate changes	(2)	3
Increase (decrease) in cash and cash equivalents and restricted cash	(86)	54
Cash and cash equivalents and restricted cash at beginning of period	419	128
Cash and cash equivalents and restricted cash at end of period	$333	$182

(continued on next page)

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited) - (Continued)

 (in millions)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of non-cash activities:
Receipt of fixed-maturity securities, available-for-sale	$—	$5

	As of
	March 31, 2026	March 31, 2025
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash	$312	$177
Cash and cash equivalents of financial guaranty variable interest entities	21	—
Cash and cash equivalents of consolidated investment vehicles	—	1
Restricted cash (included in other assets)	—	4
Cash and cash equivalents and restricted cash at the end of period	$333	$182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Business and Basis of Presentation

Business

Assured Guaranty Ltd. (AGL and, together with its subsidiaries, Assured Guaranty or the Company) is a Bermuda-based holding company that provides, through its wholly-owned operating subsidiaries, credit protection products to the United States (U.S.) and non-U.S. public finance (including infrastructure) and structured finance markets. Assured Guaranty also participates in the annuity reinsurance and asset management businesses.

Financial Guaranty Insurance

Through its financial guaranty (FG) insurance subsidiaries, the Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer FG insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment, including a scheduled principal or interest payment (collectively, debt service), the Company is required under its unconditional and irrevocable financial guaranty to pay the shortfall of the scheduled amount to the holder of the obligation, but generally cannot be required by the holder to pay on an accelerated basis. The Company markets its FG insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom (U.K.), and also guarantees obligations issued in other countries and regions, including Western Europe and Australia. The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form. The Company’s principal FG insurance subsidiaries are:

•Assured Guaranty Inc. (AG), domiciled in Maryland, and its insurance subsidiaries:
•Assured Guaranty UK Limited (AGUK), domiciled in the U.K.;
•Assured Guaranty (Europe) SA (AGE), domiciled in France;
•Assured Guaranty Re Ltd. (AG Re), domiciled in Bermuda, and its insurance subsidiary:
•Assured Guaranty Re Overseas Ltd. (AGRO), domiciled in Bermuda.

Annuity Reinsurance

On January 21, 2026 (the Acquisition Date), the Company purchased all of the outstanding share capital in Warwick Company (UK) Limited (Warwick), which is the 100% indirect owner of Assured Life Reinsurance Ltd. (Assured Life Re), formerly known as Warwick Re Limited. Assured Life Re is a Class E long-term (life) reinsurance company incorporated and registered in Bermuda. See Note 2. Assured Life Re Acquisition. Assured Life Re specializes in annuity reinsurance. As of the date of acquisition, Assured Life Re had reinsured two blocks of business: U.K. bulk purchase annuities (pension risk transfers, PRT) denominated in pound sterling and U.S. multi-year guaranteed annuities (MYGA) denominated in U.S. dollars. PRT annuity obligations are generally long‑term, benefit‑driven cash flows that are long-dated, inflation-linked liabilities. MYGA typically provide for guaranteed crediting rates over a specified term and include contractual features such as surrender charges, market value adjustments and limited withdrawal provisions.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

These unaudited interim condensed consolidated financial statements are as of March 31, 2026 and cover the three-month period ended March 31, 2026 (first quarter 2026) and the three-month period ended March 31, 2025 (first quarter 2025). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current period’s presentation.

The unaudited interim condensed consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries, and its consolidated VIEs. See Note 10. Variable Interest Entities. Intercompany accounts and transactions between and among all consolidated entities have been eliminated. All amounts are reported in U.S. dollars, unless otherwise specified.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission.

Recent Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this ASU require disclosure about specific expense categories, including employee compensation, depreciation and intangible asset amortization, in the notes to the financial statements at interim and annual reporting periods. This ASU is effective in fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Prospective application is required, and retrospective application is permitted. The Company is evaluating when and how it will adopt this ASU and the effect that the amendments in this ASU may have on its expense disclosures.

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

2.    Assured Life Re Acquisition

On the Acquisition Date, the Company purchased all of the outstanding share capital in Warwick, which is the 100% indirect owner of Assured Life Re, for a purchase price of $158 million, subject to certain post-closing adjustments (Assured Life Re Acquisition).

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The Assured Life Re Acquisition was accounted for under the acquisition method of accounting, which requires that the assets and liabilities acquired be recorded at fair value. The most significant of these determinations related to the valuation of its insurance liabilities. See Note 7. Annuity Reinsurance.

The fair value of each block of business was measured using a discounted cash flow methodology based on assumptions that market participants would use in pricing the asset. The discount rate reflects the risk-free rate, an explicit risk margin, an adjustment for the Company’s non‑performance risk, and with respect to the PRT block of business an illiquidity premium.

The comparison of the fair value of each of the PRT and MYGA blocks of business to their respective insurance liabilities and policyholder account balances resulted in a positive value of business acquired (VOBA) for the PRT block of business of $14 million, which is reported in “other assets” in the condensed consolidated balance sheets, and a negative VOBA for the MYGA block of business of $14 million, which is reported in “other liabilities” in the condensed consolidated balance sheets. The estimated weighed-average useful life is 10.3 years for the PRT block of business and 2.3 years for the MYGA block of business.

The excess of the fair value of net assets acquired over the consideration transferred was recorded as a provisional bargain purchase gain in “other income” in the condensed consolidated statements of operations. The accounting for the acquisition is not final and is pending the finalization of the valuation of the net assets acquired and the calculation of the final purchase price. The Company believes the provisional bargain purchase gain was attributable to unique circumstances in connection with the sellers’ desire to exit Warwick.

The following table shows the net effect of the Assured Life Re Acquisition on the Acquisition Date.

Net Effect of Assured Life Re Acquisition
(in millions)
Cash purchase price	$158

Assets purchased:
Investments	631
Cash	13
Funds withheld	293
Other assets	35
Total assets	972
Liabilities assumed:
Future policy benefits for annuity reinsurance contracts (including deferred profit liability)	504
Policyholder account balances for annuity reinsurance contracts	270
Other liabilities	34
Total liabilities	808
Net assets	164

Bargain purchase gain	$6

Revenue and net income related to Assured Life Re from the Acquisition Date through March 31, 2026 included in the condensed consolidated statement of operations were approximately $14 million and $2 million, respectively. The Company incurred $7 million of transaction costs primarily consisting of legal and advisory fees related to the Assured Life Re Acquisition. Of this amount, $4 million was recognized as expenses in first quarter 2026 and reported in “other operating expenses” in the condensed consolidated statements of operations.

Had the Assured Life Re Acquisition occurred on January 1, 2025, the unaudited pro forma revenue and net income would be $257 million and $81 million, respectively, for the three months ended March 31, 2026, and $349 million and $178 million, respectively, for the three months ended March 31, 2025. The pro forma accounts include the estimated historical results of the Company and Assured Life Re and pro forma adjustments related to the differences in the accounting standards

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
and policies between the Company and Assured Life Re, as well as the bargain purchase gain and acquisition-related expenses, together with the consequential tax effects. The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2025, nor is it indicative of the results of operations in future periods.

Statutory Information and Restrictions

Assured Life Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda’s Insurance Act 1978, amendments thereto and related regulations. As of December 31, 2016, the Bermuda Monetary Authority (the Authority) requires insurers to prepare statutory financial statements in accordance with the particular accounting principles adopted by the insurer (which, in the case of Assured Life Re, are GAAP), subject to certain adjustments. The adjustments relate to certain assets designated as “non-admitted assets” which are charged directly to statutory surplus rather than reflected as assets as they are under GAAP.

Under applicable law and regulations, Assured Life Re may declare and pay dividends during 2026, without prior approval of the Authority, in an aggregate amount equal to up to 25% of its total statutory capital and surplus as of the prior year end (or $41 million). Any such dividends would also be subject to the limitations that they may not exceed Assured Life Re’s statutory surplus or its unencumbered assets. As of March 31, 2026, Assured Life Re’s statutory surplus was zero and, accordingly, it had no dividend capacity at that date; its unencumbered assets were $25 million.

In addition, Assured Life Re may make capital distributions during 2026 of up to $31 million in the aggregate without prior approval of the Authority. Given Assured Life Re’s focus on capital intensive growth initiatives, it does not expect to declare or pay any dividends or to make any capital distributions during 2026.

3.    Segment Information

Prior to first quarter 2026, the Company disclosed two reportable segments: Insurance and Asset Management. As a result of the expansion of the Company’s business into annuity reinsurance, the chief operating decision maker (CODM) began assessing the results of operations of the Company’s annuity reinsurance business separately and therefore a new operating segment, Annuity Reinsurance, was added in first quarter 2026. In addition, the Insurance segment was renamed the Financial Guaranty segment starting in first quarter 2026. The Company separately reports the results of its Corporate division and the effects of consolidating financial guaranty VIEs (FG VIEs) and consolidated investment vehicles (CIVs). This presentation is consistent with the manner in which the Chief Executive Officer and President, who serves as the CODM, reviews the business to assess performance and allocate resources. The CODM predominantly uses adjusted operating income to allocate resources for each segment in the annual budget and forecasting process and to assess the performance of each segment.

The Company analyzes the operating performance of each segment using “segment adjusted operating income (loss).” Results for each segment and division include specifically identifiable expenses as well as intersegment expense allocations, as applicable, based on time studies and other cost allocation methodologies based on headcount or other metrics. Segment adjusted operating income (loss) is defined as “net income (loss) attributable to AGL,” adjusted for the following items:

•Elimination of realized gains (losses) on investments, except for gains and losses on securities classified as trading.
•Elimination of non-credit impairment-related fair value gains (losses) on credit derivatives, which is the amount of fair value gains (losses) in excess of the present value of the expected estimated economic credit losses.
•Elimination of changes in fair value of freestanding derivatives in the Annuity Reinsurance segment that economically hedge market movements in financial instruments and insurance liabilities (but are not in designated hedging relationships in accordance with GAAP).
•Elimination of the changes in fair value of the embedded derivative in funds withheld related to realized and unrealized gains (losses) of the underlying investment portfolio.
•Elimination of fair value gains (losses) on committed capital securities (CCS).
•Elimination of foreign exchange gains (losses) on the remeasurement of assets and liabilities such as premiums receivables and insurance liabilities that are long term in nature.
•Income tax allocated to the adjustments above.

In addition to the adjustments listed above, segment adjusted operating income (loss) differs from GAAP in other respects. The Financial Guaranty segment includes: (i) premiums and losses from the FG insurance policies issued by AG that guarantee FG VIE debt; (ii) the insurance subsidiaries’ share of earnings from all its investments in funds managed by Sound

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Point in “equity in earnings (losses) of investees; and (iii) investment income on the FG VIE debt owned.” Under GAAP, (i) FG VIEs are consolidated by AG and the premiums and losses/recoveries associated with the financial guaranty policies in respect of the FG VIEs’ debt are eliminated (the reconciliation tables below present the FG VIEs and related eliminations in “other”); (ii) certain investments in funds managed by Sound Point are, or were in prior periods, accounted for as CIVs (in the reconciliation tables below, the CIVs and related eliminations of the Financial Guaranty segment’s “equity in earnings (losses) of investees” associated with the Company’s ownership interest in CIVs are presented in “other”); and (iii) FG VIEs are consolidated by AG and the investment income on the FG VIE debt owned is eliminated (the reconciliation tables below present the FG VIEs and related eliminations in “other”) .

The Company does not report assets by reportable segment as the CODM does not assess performance or allocate resources based on assets.

The Financial Guaranty segment primarily consists of the adjusted operating income (loss) of the Company’s FG insurance subsidiaries and AG Asset Strategies LLC (AGAS). See Note 9. Investments.

The Annuity Reinsurance segment comprises the results of Assured Life Re and other subsidiaries acquired in the Assured Life Re Acquisition.

The Asset Management segment includes the results of the Company’s equity method ownership interest in Sound Point and other asset management-related incentive fees. The incentive fees are performance fees earned by the consolidated general partner of a fund managed by Sound Point. The Asset Management segment recognized revenues and expenses of this general partnership of $118 million and $68 million, respectively, in first quarter 2026, and $6 million and $4 million, respectively, in first quarter 2025. For segment reporting, the Company includes intersegment revenues, which are eliminated in consolidation, but are included in the measure of Asset Management segment’s results. At the end of first quarter 2026, the Company deconsolidated this general partner and the corresponding CIV after the payout of carried interest from the sale of the underlying asset in a single-asset fund. See Note 10. Variable Interest Entities.

The Corporate division primarily consists of: (i) interest expense and any losses on the extinguishment of the U.S. Holding Companies’ debt; (ii) other corporate operating expenses of AGL and the U.S. Holding Companies, (iii) equity in earnings from certain alternative investments; (iv) beginning in the fourth quarter of 2025, a portion of the equity in earnings of Assured Healthcare Partners LLC managed funds that were transferred from AG to AGMH as a part of a stock redemption; and (v) gains and losses associated with certain corporate development or other strategic initiatives. In addition, the Corporate division includes a bargain purchase gain recognized in connection with the Assured Life Re Acquisition in first quarter 2026.

The Other category in the tables below primarily includes the effect of consolidating FG VIEs, CIVs and intersegment eliminations. See Note 10. Variable Interest Entities.

The following table presents information for the Company’s operating segments. Intersegment revenues include transactions between and among the segments, the Corporate division and the Other category.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Segment Information

	First Quarter
	2026			2025
	Financial Guaranty	Annuity Reinsurance	Asset Management	Financial Guaranty (1)	Asset Management
	(in millions)
Third-party revenues	$180	$10	$94	$237	$5
Intersegment revenues	2	—	24	2	1
Segment revenues	182	10	118	239	6
Segment loss and loss adjustment expense (LAE) (benefit)	17	—	—	(23)	—
Segment benefit expense for annuity reinsurance contracts	—	7	—	—	—
Segment employee compensation and benefit expenses	54	2	—	52	—
Segment amortization of deferred acquisition costs	5	—	—	5	—
Other segment items (2)	31	2	68	30	4
Segment expenses	107	11	68	64	4
Segment equity in earnings (losses) of investees	8	—	6	30	13
Less: Segment provision (benefit) for income taxes	(19)	(1)	12	37	3
Segment adjusted operating income (loss)	$102	$—	$44	$168	$12

Selected components of segment adjusted operating income:
Net investment income	$88	$5	$—	$86	$—
Non-cash compensation and operating expenses (3)	21	1	—	18	—
_____________________
(1)    First quarter 2025 results include the gain recognized in connection with the Lehman Brothers International (Europe) (in administration) (LBIE) litigation, which represents the full satisfaction of the judgment the Company was awarded and its claims for attorneys’ fees, expenses and interest. See Note 8. Derivatives, for additional information.
(2)    Other segment items for the Financial Guaranty segment include professional services expenses, maintenance, depreciation expense, lease expense and certain overhead expenses; for the Asset Management segment include expenses associated with incentive fees; and for the Annuity Reinsurance segment include professional service fees and certain overhead expenses.
(3)    Amounts consist of depreciation, amortization and share-based compensation expenses.

The tables below present a reconciliation of significant components of segment information to the comparable consolidated amounts.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
Three Months Ended March 31, 2026

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interest
	(in millions)
Segments:
Financial Guaranty	$182	$107	$8	$(19)	$—	$102
Annuity Reinsurance	10	11	—	(1)	—	—
Asset Management	118	68	6	12	—	44
Total segments	310	186	14	(8)	—	146
Corporate division	8	43	19	(1)	—	(15)
Other	(24)	(2)	(2)	(5)	(3)	(16)
Subtotal	294	227	31	(14)	(3)	115
Reconciling items:
Realized gains (losses) on investments	(15)	—	—	—	—	(15)
Non-credit impairment-related fair value gains (losses) on credit derivatives	(2)	—	—	—	—	(2)
Fair value gains (losses) of freestanding derivatives in the Annuity Reinsurance segment	(2)	—	—	—	—	(2)
Realized and unrealized fair value gains (losses) of the embedded derivative in funds withheld	(2)	—	—	—	—	(2)
Fair value gains (losses) on CCS	6	—	—	—	—	6
Foreign exchange gains (losses) on remeasurement of certain assets and liabilities	(18)	—	—	—	—	(18)
Tax effect	—	—	—	(6)	—	6
Consolidated	$261	$227	$31	$(20)	$(3)	$88

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
Three Months Ended March 31, 2025

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interest
	(in millions)
Segments:
Financial Guaranty	$239	$64	$30	$37	$—	$168
Asset Management	6	4	13	3	—	12
Total segments	245	68	43	40	—	180
Corporate division	4	40	16	—	—	(20)
Other	16	(2)	(6)	1	9	2
Subtotal	265	106	53	41	9	162
Reconciling items:
Realized gains (losses) on investments	(16)	—	—	—	—	(16)
Non-credit impairment-related fair value gains (losses) on credit derivatives	61	63	—	—	—	(2)
Fair value gains (losses) on CCS	2	—	—	—	—	2
Foreign exchange gains (losses) on remeasurement of certain assets and liabilities	33	—	—	—	—	33
Tax effect	—	—	—	3	—	(3)
Consolidated	$345	$169	$53	$44	$9	$176

4.    Outstanding Exposure

The Company’s outstanding exposure presented in this note includes all FG contracts outstanding as of the dates presented, regardless of contractual form written (i.e., credit derivative form or traditional FG insurance) or applicable accounting model (i.e., FG insurance, credit derivatives, or FG VIE). The presentation also includes specialty business with risk characteristics similar to those of the Company’s structured finance exposures written in FG form.

The Company sells credit protection primarily in FG insurance form. The Company may also sell credit protection in other forms of insurance or by issuing policies that guarantee payment obligations under credit default swaps (CDS). The Company’s guaranties of CDS are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for its FG insurance contracts.

The Company seeks to limit its exposure to losses by underwriting obligations that it views to be investment grade at inception, although on occasion it may underwrite new issuances that it views to be below-investment-grade (BIG), typically as part of its loss mitigation strategy for existing troubled exposures. The Company also seeks to acquire portfolios of insurance from financial guarantors that are no longer writing new business by acquiring such companies, providing reinsurance or novating a portfolio of insurance; in such instances, the Company evaluates the risk characteristics of the target portfolio, which may include some BIG exposures, as a whole in the context of the proposed transaction. The Company diversifies its insured portfolio across sector and geography and, in the structured finance portfolio, generally requires subordination or collateral to protect it from loss. Reinsurance may be used in order to reduce net exposure to certain insured transactions.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Structured finance obligations insured by the Company are generally issued by special purpose entities, including VIEs, and backed by pools of assets having an ascertainable cash flow or market value or other specialized financial obligations. Some of these VIEs are consolidated as described in Note 10. Variable Interest Entities. Unless otherwise specified, the outstanding par and debt service amounts presented in this note include outstanding exposures on these VIEs whether or not they are consolidated.

The Company also provides specialty insurance and reinsurance, and other types of financial guaranties, that are consistent with its risk profile and benefit from its underwriting experience.

Surveillance Categories

The Company segregates its FG insured portfolio into investment grade and BIG surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review of each exposure. BIG exposures include all exposures with internal credit ratings below BBB-.

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

As discussed in Note 5. Expected Loss to be Paid (Recovered), for financial statement measurement purposes, the Company uses risk-free rates (as determined each quarter) for discounting, rather than the pre-tax book yield of the investment portfolio, to calculate the expected losses to be paid. Expected losses to be paid (recovered) are based on probability weighted scenarios and serve as the basis for the loss reserves reported in accordance with GAAP.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Exposure

The Company measures its FG exposure in terms of (i) gross and net par outstanding and (ii) gross and net debt service.

The Company typically guarantees the payment of debt service when due. Since most of these payments are due in the future, the Company generally uses gross and net par outstanding as a proxy for its FG exposure. Gross par outstanding generally represents the principal amount of the insured obligation at a point in time. Net par outstanding equals gross par outstanding net of any reinsurance. The Company includes in its par outstanding calculation the impact of any consumer price index inflator to the reporting date as well as, in the case of accreting (zero-coupon) obligations, accretion to the reporting date. Non-U.S. dollar denominated par outstanding is translated at the spot rate at the end of the reporting period.

The Company has, from time to time, purchased securities that it has insured, and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). Amounts attributable to Loss Mitigation Securities are excluded from par and debt service outstanding and are instead reported as Loss Mitigation Securities in the investment portfolio. The Company manages such securities as investments and not insurance exposure. As of both March 31, 2026 and December 31, 2025, the Company excluded net par outstanding of $0.8 billion, attributable to Loss Mitigation Securities.

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

Actual debt service may differ from estimated debt service due to refundings, terminations, negotiated restructurings, prepayments, changes in interest rates on floating and variable rate insured obligations, consumer price indices differing from projections, changes in foreign exchange rates on non-U.S. dollar denominated insured obligations and other factors.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio
Debt Service and Par Outstanding

	As of March 31, 2026		As of December 31, 2025
	Gross	Net	Gross	Net
	(in billions)
Debt Service
Public finance	$428.0	$427.9	$428.5	$428.4
Structured finance	14.1	13.6	12.9	12.4
Total financial guaranty	$442.1	$441.5	$441.4	$440.8

Par Outstanding
Public finance	$265.9	$265.9	$265.6	$265.6
Structured finance	13.3	12.7	12.0	11.5
Total financial guaranty	$279.2	$278.6	$277.6	$277.1

Financial Guaranty Portfolio by Internal Rating
As of March 31, 2026

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S.		Structured Finance Non-U.S.		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in billions)
AAA	$—	—%	$1.8	3.6%	$0.5	5.3%	$0.4	10.1%	$2.7	1.0%
AA	18.6	8.6	1.4	2.9	5.4	64.7	0.6	13.1	26.0	9.3
A	126.3	58.3	11.4	23.0	1.0	13.1	3.4	76.6	142.1	51.0
BBB	68.1	31.5	30.5	61.7	0.6	7.0	—	0.2	99.2	35.6
BIG	3.4	1.6	4.4	8.8	0.8	9.9	—	—	8.6	3.1
Total net par outstanding	$216.4	100.0%	$49.5	100.0%	$8.3	100.0%	$4.4	100.0%	$278.6	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2025

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S.		Structured Finance Non-U.S.		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in billions)
AAA	$—	—%	$1.8	3.5%	$0.5	5.8%	$0.5	12.6%	$2.8	1.0%
AA	18.2	8.5	1.5	2.9	5.2	66.4	0.1	3.5	25.0	9.0
A	122.8	57.1	13.5	26.7	0.7	8.9	3.0	83.7	140.0	50.5
BBB	70.5	32.8	29.4	58.1	0.6	8.2	—	0.2	100.5	36.3
BIG	3.5	1.6	4.4	8.8	0.9	10.7	—	—	8.8	3.2
Total net par outstanding	$215.0	100.0%	$50.6	100.0%	$7.9	100.0%	$3.6	100.0%	$277.1	100.0%

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of March 31, 2026

	BIG Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in billions)
Public finance:
U.S. public finance	$2.41	$0.47	$0.58	$3.46
Non-U.S. public finance	1.04	3.32	—	4.36
Public finance	3.45	3.79	0.58	7.82
Structured finance:
U.S. RMBS	0.18	0.02	0.55	0.75
Other structured finance	—	0.02	0.05	0.07
Structured finance	0.18	0.04	0.60	0.82
Total	$3.63	$3.83	$1.18	$8.64

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2025

	BIG Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in billions)
Public finance:
U.S. public finance	$2.48	$0.42	$0.58	$3.48
Non-U.S. public finance	1.09	3.35	—	4.44
Public finance	3.57	3.77	0.58	7.92
Structured finance:
U.S. RMBS	0.17	0.03	0.57	0.77
Other structured finance	—	0.01	0.06	0.07
Structured finance	0.17	0.04	0.63	0.84
Total	$3.74	$3.81	$1.21	$8.76

Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of March 31, 2026

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in billions)
BIG 1	$3.60	$0.03	$3.63	86	3	89
BIG 2	3.83	—	3.83	14	1	15
BIG 3	1.18	—	1.18	92	3	95
Total BIG	$8.61	$0.03	$8.64	192	7	199

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

Specialty Business

The Company also guarantees specialty business with risk characteristics similar to those of the Company’s structured finance exposures written in financial guaranty form.

Specialty Business

	As of March 31, 2026		As of December 31, 2025
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in billions)
Diversified real estate (1)	$2.0	$2.0	$2.0	$2.0
Insurance reserve financings and securitizations (2)	1.5	1.2	1.5	1.2
Pooled corporate obligations	0.7	0.7	0.9	0.9
Aircraft residual value insurance (RVI)	0.2	0.1	0.2	0.1
____________________
(1)    An excess-of-loss guaranty of a minimum amount of billed rent on a diversified portfolio of real estate properties with an internal rating of AAA that matures in 2044. This guaranty is accounted for in accordance with ASC 460, Guarantees.
(2)    Insurance reserve financings and securitizations exposure is projected to reach $1.6 billion gross and $1.3 billion net in 2027.

All of the exposure in the table above was rated investment grade except for $5 million of gross and net exposure of RVI that was rated BIG as of December 31, 2025.

Commitments

In addition to the exposure disclosed above, the Company had outstanding commitments to provide financial guaranties of $1.4 billion of public finance gross par and $3.5 billion of structured finance gross par as of March 31, 2026. These commitments are contingent on the satisfaction of specified conditions and may expire unused or be cancelled at the request of the respective counterparty. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

5.    Expected Loss to be Paid (Recovered)

In order to effectively evaluate and manage the economics and liquidity of the entire insured portfolio regardless of contractual form written (i.e., credit derivative form or traditional FG insurance) or the applicable accounting model, management assigns ratings and calculates expected loss to be paid (recovered), on a contract-by-contract basis, in the same manner for all its insured exposures regardless of form or differing accounting models. The exposure reported in Note 4. Outstanding Exposure, includes policies accounted for under various accounting models depending on the characteristics of the contract and the Company’s control rights. The three primary models are: (i) FG insurance, as described in Note 6. Contracts

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Accounted for as Financial Guaranty Insurance; (ii) credit derivatives, as described in Note 8. Derivatives, and Note 11. Fair Value Measurement; and (iii) FG VIE consolidation, as described in Note 10. Variable Interest Entities. The Company has paid claims and may pay future claims and/or recover past claims on policies which fall under each of these accounting models. This note provides information regarding expected loss to be paid (recovered), regardless of the accounting method.

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

The Company removes any expected loss to be paid (recovered) associated with Loss Mitigation Securities. For Loss Mitigation Securities, the difference between the purchase price of the insured obligation and the fair value excluding the value of the Company’s insurance (on the date of acquisition) is treated as a paid loss. See Note 9. Investments, and Note 11. Fair Value Measurement.

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

Loss Estimation Process

The financial guaranties issued by the Company insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and in most circumstances the Company has no right to cancel such financial guaranties. As a result, the Company’s estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction. Credit performance can be affected by, among other things, economic, fiscal and financial conditions and political developments over the life of most contracts. The Company guarantees payment of interest and principal when those amounts are scheduled to be paid and generally cannot be required to pay on an accelerated basis, although in certain circumstances it may elect to do so. When obligors default on their obligations, the Company is only required to pay the shortfall between the debt service due in any given period and the amount paid by the obligors.

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

Changes over a reporting period in the Company’s loss estimates for public finance obligations supported by specified revenue streams, such as revenue bonds issued by toll road authorities, municipal and regulated utilities, airport authorities or healthcare systems, generally will be influenced by factors impacting their revenue levels, such as changes in demand, changing demographics and other economic and regulatory factors, especially if the obligations do not benefit from financial support from other tax revenues or governmental authorities. Changes over a reporting period in the Company’s loss estimates for its tax-supported and general obligation public finance transactions generally will be influenced by factors impacting the public

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
issuer’s ability and willingness to pay, such as changes in the economy and population of the relevant area; changes in the issuer’s ability or willingness to raise taxes, decrease spending or receive federal assistance; new legislation; rating agency actions that affect the issuer’s ability to refinance maturing obligations or issue new debt at a reasonable cost; changes in the priority and amount of pensions and other obligations owed to workers; developments in restructuring or settlement negotiations; and other political and economic factors. Changes in loss estimates may also be affected by the Company’s loss mitigation efforts and other variables.

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

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		First Quarter
Accounting Model	March 31, 2026	December 31, 2025	2026	2025
	(in millions)
FG insurance (see Note 6)	$129	$88	$44	$48
FG VIEs (see Note 10)	12	13	—	—
Credit derivatives (see Note 8)	—	—	—	(63)
Total	$141	$101	$44	$(15)

The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts, which are accounted for under one of the following accounting models: FG insurance, credit derivative or FG VIE. The Company used risk-free rates for U.S. and non-U.S. currencies that ranged from 1.93% to 5.68% with a weighted average of 4.16% as of March 31, 2026 and 1.93% to 5.35% with a weighted average of 3.92% as of December 31, 2025.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Expected Loss to be Paid (Recovered)
Roll Forward

	First Quarter
	2026	2025
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$101	$106
Economic loss development (benefit) due to:
Accretion of discount	2	1
Changes in discount rates	(4)	5
Changes in timing and assumptions	46	(21)
Total economic loss development (benefit) (1)	44	(15)
Net (paid) recovered losses (1)	(4)	59
Net expected loss to be paid (recovered), end of period	$141	$150
____________________
(1)    First quarter 2025 amounts include recoveries recognized in connection with the resolution of the LBIE litigation. See Note 8. Derivatives, for additional information.

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	First Quarter 2026
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2025	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2026
	(in millions)
Public finance:
U.S. public finance	$(31)	$45	$(11)	$3
Non-U.S. public finance	126	2	—	128
Public finance	95	47	(11)	131
Structured finance:
U.S. RMBS	(54)	(2)	8	(48)
Other structured finance	60	(1)	(1)	58
Structured finance	6	(3)	7	10
Total	$101	$44	$(4)	$141

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

	First Quarter 2025
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2024	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2025
	(in millions)
Public finance:
U.S. public finance	$18	$29	$(12)	$35
Non-U.S. public finance	98	24	—	122
Public finance	116	53	(12)	157
Structured finance:
U.S. RMBS	(43)	(3)	9	(37)
Other structured finance (2)	33	(65)	62	30
Structured finance	(10)	(68)	71	(7)
Total	$106	$(15)	$59	$150
____________________
(1)    Amounts are net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”
(2)    First quarter 2025 amounts include recoveries recognized in connection with the resolution of the LBIE litigation. See Note 8. Derivatives, for additional information. Includes cash proceeds for recoveries related to amounts previously paid.

The tables above include (i) net LAE paid (recovered) of $2 million and $(61) million for first quarter 2026 and first quarter 2025, respectively, and (ii) net expected LAE to be paid of $13 million and $8 million as of March 31, 2026 and December 31, 2025, respectively.

Public Finance

The largest components of the public finance net expected losses to be paid (recovered) relate to certain insured healthcare and U.K. regulated utility exposures, as well as Puerto Rico Electric Power Authority (PREPA). The total net expected loss to be paid for public finance exposures is net of expected recoveries of $309 million and $311 million as of March 31, 2026 and December 31, 2025, respectively, for certain claims and LAE that have already been paid. In first quarter 2026, the economic loss development for public finance transactions was primarily attributable to Brightline Trains Florida LLC (Brightline) and PREPA.

Thames Water

As of March 31, 2026, the Company had £1.8 billion (or $2.4 billion) of net par outstanding of Thames Water Utilities Finance PLC (Thames), a BIG rated U.K. regulated utility. The Company, as part of the Thames senior Class A creditor group, continues to engage the Water Services Regulation Authority (the governmental body responsible for the economic regulation of the privatized water and sewage industry in England and Wales, or Ofwat), His Majesty’s Treasury and other departments of the U.K. Government in restructuring negotiations, and is taking other actions to work out this insured credit. The first scheduled principal payment that comes due under the Company’s Thames exposure is in 2037. The Company is actively working to mitigate losses and reduce risk. Although uncertainty remains, the Thames creditors and Ofwat are engaged in discussions regarding a comprehensive settlement to restructure and recapitalize Thames.

European Renewable Energy and U.K. Student Accommodation Transactions

As of March 31, 2026, the Company had insured net par of €758 million (or $876 million) related to BIG European renewable energy transactions that are experiencing operational strain, and £292 million (or $386 million) in BIG U.K. student accommodation transactions that are experiencing weak occupancy rates and financial strain.

U.K. Healthcare

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The Company has guaranteed project financings involving certain National Health Service (NHS) Trusts. As of March 31, 2026, the Company had £417 million (or $552 million) of BIG net par outstanding with expected losses related to NHS Trusts. Proceeds from the financings funded new and refurbished hospital buildings and facilities in the service area of the particular NHS Trust. Certain of the bond issuers are involved in negotiations (including in some cases triggered by contract disputes) with the relevant NHS Trusts regarding various matters including the condition of the hospital facilities and service standards. The Company takes into account the nature and severity of any disputes in its internal ratings.

U.S. Healthcare

Certain BIG healthcare exposures are experiencing rising labor costs due to competition for labor and shortages in certain markets. Additionally, inflation has increased the cost of medical supplies, medical equipment and pharmacy products, while U.S. hospitals with large Medicaid and Medicare payor mixes have not seen reimbursement levels keep pace with rising costs and may be further impacted by cuts to Medicaid funding that will go into effect in 2026 and 2027. The combined revenue and expense challenges have led to cash flow and liquidity stress in certain transactions.

U.S. Transportation

As of March 31, 2026, the Company had insured net par of $1.1 billion related to Brightline, supporting the development and operation of a private high speed passenger rail system connecting Miami, Orlando and population centers in between. The Company insures a portion of the senior revenue bonds issued by Brightline, whose credit performance is dependent on ridership growth, fare revenues and available liquidity. Brightline’s revenues and ridership, while growing, have lagged the initial projections. The Company’s exposure benefits from a perpetual senior lien on the assets of Brightline.

Puerto Rico

All of the Company’s exposure to the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and its various authorities and public corporations is rated BIG. The Company’s Puerto Rico net par and net debt service outstanding as of March 31, 2026 were $553 million and $632 million, respectively, compared with net par and net debt service outstanding as of December 31, 2025 of $553 million and $643 million, respectively.

Defaulting Puerto Rico Exposure

As of March 31, 2026, the Company’s only unresolved outstanding insured Puerto Rico exposure subject to a payment default was PREPA. As of March 31, 2026, the Company’s PREPA net par and debt service outstanding were $464 million and $528 million, respectively. As of December 31, 2025, the Company’s PREPA net par and debt service outstanding were $464 million and $537 million, respectively. The PREPA bonds are secured by a lien on the electric system’s stream of net revenues. The default of PREPA’s obligations has been the subject of restructuring negotiations, mediation and litigation since 2014.

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

Certain legal actions involving the Company and relating to defaults by the Commonwealth and certain of its authorities and public corporations were resolved in 2022. The remaining proceedings relate to PREPA’s default, including several recently active proceedings and a number of proceedings that remain stayed by the U.S. District Court for the District of Puerto Rico (Federal District Court of Puerto Rico), pending ultimate determination on a plan of adjustment and disclosure statement to be subsequently submitted, as described below.

PREPA – Recently Active Proceedings

PREPA Litigation Stay and Motion for Relief from the Litigation Stay. In July 2024, the Federal District Court of Puerto Rico entered a global stay of all PREPA-related litigation in the District Court. In February 2025, the Company and

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
certain other PREPA bondholders moved for relief from that litigation stay. In March 2025, the Federal District Court of Puerto Rico granted relief from the litigation stay to permit discrete PREPA-related litigation to go forward.

Bondholders’ Administrative Expense Claim. The Federal District Court of Puerto Rico permitted bondholders to file a motion asserting that they are entitled to compensation in the form of an administrative expense priority claim for PREPA’s consumption of net revenues during the pendency of the Title III case. The bondholders filed their administrative expense motion in April 2025. If the bondholders ultimately succeed in establishing an entitlement to an administrative expense priority claim, PREPA would be required under the U.S. Bankruptcy Code to pay such claim in full in cash prior to exiting bankruptcy. On March 16, 2026, the Federal District Court of Puerto Rico denied the bondholders’ administrative expense claim motion purely on legal grounds. The bondholders appealed the decision, and such appeals are currently pending before the First Circuit, with briefing to occur over the next few months.

Reinstated Accounting Counterclaim. On March 30, 2026, the Company and certain other bondholders sought relief from the Federal District Court of Puerto Rico’s litigation stay with respect to their counterclaim for an equitable accounting cause of action to recover net revenues that had been wrongfully diverted from debt service since the beginning of the Title III case. On April 13, 2026, the Federal District Court of Puerto Rico issued an order indicating it was inclined to lift the litigation stay to permit the bondholders to pursue such counterclaim. At the request of the Federal District Court of Puerto Rico, the parties submitted a report and discovery plan on April 18, 2026, which included competing proposals and schedules for litigating the counterclaim, including the scope and timing of relevant discovery.

Composition of the Financial Oversight and Management Board for Puerto Rico

In August 2025, the FOMB announced that the U.S. administration terminated six of its seven board members. On September 18, 2025, three of the terminated board members sued the U.S. administration for reinstatement, alleging that they had been unlawfully terminated without cause and that their offices are a form of property protected by due process. On October 3, 2025, the Federal District Court of Puerto Rico granted the plaintiffs’ request for a preliminary injunction and enjoined the terminations. On December 2, 2025, the U.S. administration filed a notice of appeal of the preliminary injunction to the First Circuit. Subsequently, the U.S. administration requested a stay of the litigation pending the U.S. Supreme Court’s decision in Trump v. Cook, a case involving related questions of the powers of the U.S. President to terminate a member of the Federal Reserve Board of Governors; the requested stay was unopposed and granted on December 30, 2025. Oral arguments in the Trump v. Cook case were heard on January 21, 2026, with a decision expected to follow by the end of the U.S. Supreme Court’s current term in late June or early July 2026.

Mediation

After the Commonwealth purported to unilaterally terminate a 2019 restructuring support agreement for PREPA’s bonds in March 2022, the Federal District Court of Puerto Rico ordered the parties into mediation and appointed the Honorable Shelley C. Chapman as lead mediator. After the First Circuit issued its decision in the lien and estimation appeal, the Federal District Court of Puerto Rico ordered the FOMB and bondholders to resume mediation, subsequently extending mediation several times. The Federal District Court of Puerto Rico most recently extended the mediation through October 31, 2026.

Plan of Adjustment, Disclosure Statement and Related Stayed Proceedings

As directed by the Federal District Court of Puerto Rico, the FOMB filed on March 28, 2025 its Fifth Amended Title III Plan of Adjustment and related Disclosure Statement for informational purposes of the parties. The Plan of Adjustment remains before the Federal District Court of Puerto Rico with no schedule for any confirmation proceedings in anticipation that a revised Plan will be submitted.

The following proceedings involving the Company and relating to the default by PREPA remain stayed in the Federal District Court of Puerto Rico pending its ultimate determination on a plan of adjustment and disclosure statement:

•    The Company’s motion to dismiss PREPA’s Title III Bankruptcy proceeding or, in the alternative, to lift the PROMESA automatic stay to allow for the appointment of a receiver.

•    Adversary complaint by certain unsecured lenders of PREPA against the Company, among other parties, including various PREPA bondholders and bond insurers, seeking, among other things, declarations that the unsecured lines of credit qualify as “Current Expenses” under the trust agreement, there is no valid lien securing the PREPA

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
bonds unless and until such lenders are paid in full, as well as orders subordinating the PREPA bondholders’ lien and claims to such lenders’ claims, and declaring the PREPA restructuring support agreement executed in May 2019 null and void.

•    Adversary complaint filed in 2023 by the official committee of unsecured creditors, PREPA’s employee union, PREPA’s retirement system, and certain other unsecured creditors, against the FOMB, PREPA, Puerto Rico Fiscal Agency and Financial Advisory Authority, and the PREPA bond trustee. The 2023 complaint seeks, among other things, declarations that plaintiffs’ claims are “Current Expenses” under the trust agreement, and an order subordinating the PREPA bondholders’ lien and claim to the plaintiffs’ claims.

Non-Defaulting Puerto Rico Exposure

As of both March 31, 2026 and December 31, 2025, the Company had $76 million, of remaining non-defaulting Puerto Rico net par outstanding related primarily to the Puerto Rico Municipal Finance Agency (MFA). The Company’s MFA exposures are secured by a lien on local tax revenues and remain current on debt service payments.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
U.S. RMBS

	Net Expected Loss to be Paid (Recovered)						Economic Loss Development (Benefit)
	March 31,			December 31,			First Quarter
	2026			2025			2026	2025
	(dollars in millions)
First lien U.S. RMBS	$92			$90			$—	$2
Second lien U.S. RMBS	(140)			(144)			(2)	(5)
Total U.S. RMBS	$(48)			$(54)			$(2)	$(3)

Impact of changes in discount rates							$—	$1

Range of discount rates	3.63%	-	5.06%	3.45%	-	4.97%
Weighted average discount rate	4.00%			3.84%

First lien U.S. RMBS weighted average future recovery for deferred principal balances	50.0%			50.0%
Second lien U.S. RMBS weighted average future recoveries on charged-off loans	60.0%			60.0%

First Lien U.S. RMBS Loss Projections: Alt-A, Prime, Option ARM and Subprime

The majority of projected insured losses in first lien U.S. RMBS transactions stem from future insurance claim payments related to structures that are currently undercollateralized (outstanding insured bonds that did not have their principal balance reduced by collateral losses, but will experience a shortfall at the transaction’s final maturity). Most of any future collateral losses are expected to come from non-performing mortgage loans (those that are or have recently been two or more payments behind, have been modified, are in foreclosure or have been foreclosed upon). Collateral losses are projected to be partially offset by recoveries on deferred principal balances (where information about the amount of deferred balances is disclosed by the trustee of the transaction).

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

Second Lien U.S. RMBS Loss Projections

Second lien U.S. RMBS transactions include both home equity lines of credit (HELOC) and closed-end second lien mortgages. The Company believes the most important drivers of its projected second lien U.S. RMBS claims and reimbursements are the amount and timing of future recoveries from previously charged-off loans and changes in discount rates.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
In the Company’s most stressful scenario, assuming 40% recoveries on charged-off loans would decrease the expected recovery by approximately $46 million for HELOC transactions. On the other hand, in the Company’s least stressful scenario, assuming 80% recoveries on charged-off loans would increase the expected recovery by approximately $47 million for HELOC transactions.

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

6.    Contracts Accounted for as Financial Guaranty Insurance

The portfolio of outstanding exposures discussed in Note 4. Outstanding Exposure, and Note 5. Expected Loss to be Paid (Recovered), includes contracts that are accounted for as FG insurance contracts, credit derivatives and consolidated FG VIEs. Amounts presented in this note relate only to contracts accounted for as FG insurance, unless otherwise specified. See Note 8. Derivatives, for amounts related to CDS, and Note 10. Variable Interest Entities, for amounts related to consolidated FG VIEs.

Premiums

Net Earned Premiums

	First Quarter
	2026	2025
	(in millions)
FG insurance:
Scheduled net earned premiums	$76	$76
Accelerations from refundings, terminations and modifications (1)	(6)	5
Accretion of discount on net premiums receivable	10	9
FG insurance net earned premiums	80	90
Specialty net earned premiums	2	1
Net earned premiums	$82	$91
____________________
(1)    Negative net earned premiums for first quarter 2026 resulted from significant modifications to FG insurance contracts.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Gross Premium Receivable,
Net of Commissions Payable on Assumed Business and Allowance for Credit Losses
Roll Forward

	First Quarter
	2026	2025
	(in millions)
Beginning of year	$1,572	$1,551
Less: Specialty insurance premium receivable	2	1
FG insurance premiums receivable	1,570	1,550
New business and supplemental premiums, net of commissions	72	39
Gross premiums received, net of commissions	(74)	(58)
Adjustments:
Changes in the expected term and debt service assumptions	(4)	(5)
Accretion of discount, net of commissions on assumed business	2	8
Foreign exchange gain (loss) on remeasurement	(25)	33
FG insurance premium receivable	1,541	1,567
Specialty insurance premium receivable	2	1
March 31,	$1,543	$1,568

Approximately 67% and 68% of gross premiums receivable, net of commissions payable, as of March 31, 2026 and December 31, 2025, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

The timing and cumulative amount of actual collections and net earned premiums may differ from those of expected collections and of expected net earned premiums in the table below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations, restructurings, changes in the consumer price indices, changes in expected lives, new business and changes in ratings of the insured obligations and/or the Company’s FG insurance subsidiaries.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
FG Insurance
Expected Future Premium Collections and Earnings

	As of March 31, 2026
		Future Net Premiums to be Earned (2)
	Future Premiums to be Collected (1)	Earnings of Deferred Premium Revenue	Accretion of Discount	Total
	(in millions)
2026 (April 1 - June 30)	$82	$81	$10	$91
2026 (July 1 - September 30)	52	79	10	89
2026 (October 1 - December 31)	31	77	10	87
Subtotal 2026	165	237	30	267
2027	139	289	37	326
2028	129	270	34	304
2029	115	250	32	282
2030	102	232	30	262
2031-2035	417	902	128	1,030
2036-2040	331	584	92	676
2041-2045	250	387	60	447
2046-2050	187	248	33	281
2051-2055	106	120	14	134
After 2055	101	86	10	96
Total	$2,042	$3,605	$500	$4,105
____________________
(1)    Net of assumed commissions payable.
(2)    Net of reinsurance.

Selected Information for FG Insurance Policies with Premiums Paid in Installments

	As of
	March 31, 2026	December 31, 2025
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,541	$1,570
Deferred premium revenue	$1,825	$1,831
Weighted-average risk-free rate used to discount premiums	2.8%	2.7%
Weighted-average period of premiums receivable (in years)	11.7	11.7

FG Insurance Contracts’ Losses Reported in the Condensed Consolidated Financial Statements

Loss and LAE reserve and salvage and subrogation recoverable are discounted at risk-free rates for FG insurance obligations that ranged from 1.93% to 5.68% with a weighted average of 4.17% as of March 31, 2026 and 1.93% to 5.35% with a weighted average of 3.93% as of December 31, 2025.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following table provides information on net reserve (salvage), which includes loss and LAE reserve and salvage and subrogation recoverable, both net of reinsurance.

Net Reserve (Salvage) by Sector

	As of
Sector	March 31, 2026	December 31, 2025
	(in millions)
Public finance:
U.S. public finance	$(64)	$(66)
Non-U.S. public finance	24	18
Public finance	(40)	(48)
Structured finance:
U.S. RMBS	(143)	(150)
Other structured finance	59	59
Structured finance	(84)	(91)
Total	$(124)	$(139)

The table below provides a reconciliation of net expected loss to be paid (recovered) for FG insurance contracts to net expected loss to be expensed. Expected loss to be paid (recovered) for FG insurance contracts differs from expected loss to be expensed due to: (i) the contra-paid, which represents the claim payments made and recoveries received that have not yet been recognized in the statements of operations; (ii) salvage and subrogation recoverable for transactions that are in a net recovery position where the Company has not yet received recoveries on claims previously paid (and therefore recognized in income but not yet received); and (iii) loss reserves that have already been established (and therefore expensed but not yet paid).

Reconciliation of Net Expected Loss to be Paid (Recovered) to Net Expected Loss to be Expensed
FG Insurance Contracts

As of March 31, 2026
(in millions)
Net expected loss to be paid (recovered) - FG insurance	$129
Contra-paid, net	22
Salvage and subrogation recoverable, net	433
Loss and LAE reserve - FG insurance contracts, net of reinsurance	(309)
Net expected loss to be expensed (present value)	$275

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Expected Loss to be Expensed
FG Insurance Contracts

As of March 31, 2026
(in millions)
2026 (April 1 - June 30)	$4
2026 (July 1 - September 30)	3
2026 (October 1 - December 31)	3
Subtotal 2026	10
2027	18
2028	18
2029	18
2030	16
2031-2035	68
2036-2040	42
2041-2045	34
2046-2050	32
2051-2055	16
After 2055	3
Net expected loss to be expensed (present value)	275
Future expected accretion	19
Total expected future loss and LAE	$294

The following table presents the loss and LAE (benefit) reported in the condensed consolidated statements of operations by sector for FG insurance contracts.

Loss and LAE (Benefit) by Sector

	First Quarter
Sector	2026	2025
	(in millions)
Public finance:
U.S. public finance	$12	$36
Non-U.S. public finance	7	6
Public finance	19	42
Structured finance:
U.S. RMBS	(1)	—
Other structured finance	(1)	(2)
Structured finance	(2)	(2)
Loss and LAE (benefit)	$17	$40

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following tables provide information on FG insurance contracts categorized as BIG.

FG Insurance
BIG Transaction Loss Summary
As of March 31, 2026

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in billions)
Number of risks (1)	86	14	92	192	192
Remaining weighted-average period (in years)	14.0	23.8	5.2	18.5	18.6

Outstanding exposure:
Par	$3.61	$3.82	$1.19	$8.62	$8.61
Interest	2.46	4.73	0.29	7.48	7.48
Total (2)	$6.07	$8.55	$1.48	$16.10	$16.09

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(in millions)
Expected cash outflows (inflows)	$915	$1,127	$1,219	$3,261	$3,253
Potential recoveries (3)	(1,192)	(835)	(1,088)	(3,115)	(3,105)
Subtotal	(277)	292	131	146	148
Discount	85	(101)	(3)	(19)	(19)
Expected losses to be paid (recovered)	$(192)	$191	$128	$127	$129

Deferred premium revenue	$161	$160	$99	$420	$420
Reserves (salvage)	$(251)	$77	$48	$(126)	$(124)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
FG Insurance
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

7.    Annuity Reinsurance

Accounting Policies

The Company’s annuity reinsurance agreements consist of two contracts, a PRT contract and a MYGA contract, acquired as part of the Assured Life Re Acquisition that are both accounted for under ASC 944, Financial Services – Insurance. The PRT block of business is accounted for as a long-duration limited-payment insurance contract and the MYGA block of business is accounted for as an investment-type contract.

PRT

On the Acquisition Date, the Company recorded (i) the invested assets and derivatives supporting the PRT block of business at fair value and designated the invested assets as available-for-sale (See Note 8. Derivatives, and Note 9. Investments for additional information); (ii) a liability for future policy benefits (LFPB) and a deferred profit liability (DPL), that are reported together in the condensed consolidated balance sheets in the line item “future policy benefits for annuity reinsurance contracts;” and (iii) a VOBA asset representing the difference between the fair value of the PRT obligation and the sum of the insurance liabilities described in (ii) above.

Gross premiums are recognized as revenue when due from policyholders. As PRT agreements are single-premium reinsurance contracts, the premium on the PRT contract was collected prior to the Acquisition Date, and no future premiums are due. The LFPB is calculated using the net premium ratio approach and represents the present value of estimated future benefits

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
and related expenses less the present value of estimated future net premiums for the PRT block of business. The principal assumptions used in the measurement of these insurance liabilities include longevity, investment returns, inflation, discount rate and other factors. Each reporting period, the LFPB is updated to reflect actual experience to date. Changes to the LFPB to reflect actual experience, along with actual claims paid, are reported in “benefit expense for annuity reinsurance contracts” in the condensed consolidated statement of operations.

The DPL represents the excess of gross premiums over the LFPB at the Acquisition Date. The DPL is amortized over the lifetime of the contract and accrues interest on the unamortized balance. The amortization of the DPL is reported in “benefit expense for annuity reinsurance contracts” in the condensed consolidated statement of operations.

On an annual basis, or more often if circumstances warrant, the Company conducts a comprehensive review of its assumptions based on experience, industry benchmarking and other factors, as applicable. Updates to assumptions are applied on a retrospective basis, and the change in reserves resulting from updates to assumptions is reported in “benefit expense for annuity reinsurance contracts” in the condensed consolidated statements of operations.

The discount rate used to measure the LFPB is based on the yield of upper-medium grade (low-credit-risk) fixed-income instruments, as prescribed by ASC 944. This is interpreted as a single-A corporate yield, constructed from the U.K. gilt curve plus an observed credit spread. The discount rate used to recognize interest accretion on the LFPB is locked in at the initial measurement of the reinsurance contract (the locked in discount rate). Each reporting period thereafter, the LFPB is remeasured using the current discount rate. The difference between the LFPB calculated using the current discount rate and the LFPB calculated using the locked in discount rate is recorded in “other comprehensive income (loss)” (OCI).

MYGA

On the Acquisition Date, in respect of the MYGA agreement, the Company recorded (i) funds withheld at fair value; (ii) a liability representing the account value of the assumed block of business (i.e., the policyholder account balances), (iii) a VOBA liability representing the excess of fair value of the MYGA obligation over the account value; and (iv) other payables representing pending settlement amounts due to the ceding company.

The MYGA block of business is an investment-type contract accounted for under the deposit method. Deposits related to investment-type contracts are credited (i.e., reported as deposits) to “policyholder account balances for annuity reinsurance contracts” on the condensed consolidated balance sheets. Expenses consist primarily of the interest credited to policyholder deposits and are reported in “benefit expense for annuity reinsurance contracts” on the condensed consolidated statements of operations.

Funds withheld represents a receivable for assets contractually withheld and legally owned by the ceding company. Funds withheld contain an embedded derivative related to the Company’s right to receive the total return on the assets supporting the funds withheld coinsurance arrangement which is measured at the fair value of the underlying assets in the condensed consolidated balance sheets. The change in the fair value of this embedded derivative is based on the unrealized gains and losses of the underlying assets and reported as a component of “fair value gains (losses) on derivatives” in the condensed consolidated statements of operations. See Note 8. Derivatives.

Policyholder account balances for annuity reinsurance contracts represent the assumed contract values that have accrued to the benefit of the policyholders as of the balance sheet date where account balances are equal to deposits plus interest credited less withdrawals and other charges assessed against the account balance, as applicable.

Future Policy Benefits for Annuity Reinsurance Contracts

The following table presents the components of “future policy benefits for annuity reinsurance contracts” on the condensed consolidated balance sheet.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Future Policy Benefits for Annuity Reinsurance Contracts

As of March 31, 2026
(in millions)
LFPB (1)	$447
DPL	28
Future policy benefits for annuity reinsurance contracts	$475
____________________
(1)    See the roll forward of LFPB table below for further information.

Roll Forward of LFPB

First Quarter
2026
(dollars in millions)
Present value of expected future policy benefits
Assured Life Re Acquisition, January 21, 2026	$470
Effect of changes in cash flow assumptions	6
Effect of actual variances from expected experience	(1)
Adjusted balance as January 21, 2026	475
Interest accrual	4
Benefit payments	(4)
Foreign exchange remeasurement	(7)
Ending balance at original discount rate	468
Effect of changes in discount rate assumptions	(21)
Balance, end of period	$447

Weighted-average liability duration (in years) (1)	10.0
Weighted-average original discount rate	5.9%
Weighted-average current discount rate	6.3%
Expected future benefit payments, undiscounted	$1,002
Expected future benefit payments, discounted	$447
____________________
(1)    The weighted average duration represents average cohort-level duration, weighted by the benefit reserves amount, derived from the discounted expected future benefit cash flows.

The interest expense included in “benefit expense for annuity reinsurance contracts” in the condensed consolidated statement of operations was $4 million for first quarter 2026.

Policyholder Account Balances for Annuity Reinsurance Contracts

The following table presents the balances and the rollforward of “policyholder account balances for annuity reinsurance contracts” which consists of MYGA.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Policyholder Account Balances for Annuity Reinsurance Contracts

First Quarter
2026
(dollars in millions)
Balance, beginning of year	$—
Assured Life Re Acquisition, January 21, 2026	270
Policy charges	—
Surrenders and withdrawals	(9)
Benefit payments	—
Interest credited	2
Balance, end of period	$263

Weighted-average crediting rate	5.6%
Net amount at risk	$—
Cash surrender value	$245

The following table presents policyholder account balances for annuity reinsurance contracts by range of guaranteed minimum crediting rates offered at inception. The Company is currently not accepting renewals on the MYGA book of business.

As of March 31, 2026

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum
(in millions)
4.00% - 5.00%	$12
5.00% - 6.00%	251
Total	$263

8.    Derivatives

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

The Company’s credit derivatives are generally governed by International Swaps and Derivatives Association, Inc. documentation and have certain characteristics that differ from FG insurance contracts. For example, the Company’s control rights with respect to a reference obligation under a CDS may be more limited than when the Company issues a FG insurance contract. In addition, there are more circumstances under which the Company may be obligated to make payments. Similar to a FG insurance contract, the Company would be obligated to pay if the obligor failed to make a scheduled payment of principal or interest in full. In certain credit derivative transactions, the Company also specifically agreed to pay if the obligor were to become bankrupt or if the reference obligation were restructured. Furthermore, in certain credit derivative transactions, the Company may be required to make a payment due to an event that is unrelated to the performance of the obligation referenced in the credit derivative. If events of default or termination events specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. In that case, the Company may be required to make a termination payment to its swap counterparty upon such termination. Absent such an event of default or termination event, the

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Company may not unilaterally terminate a credit derivative contract; however, the Company on occasion has mutually agreed to terminate certain CDS with related counterparties.

The components of the Company’s credit derivative net par outstanding and net fair value asset (liability) by sector are presented in the table below. The estimated remaining weighted average life of credit derivatives was 9.3 years and 8.6 years as of March 31, 2026 and December 31, 2025, respectively.

 Credit Derivatives (1)

	Net Par Outstanding		Net Fair Value Asset (Liability)
	As of March 31, 2026	As of December 31, 2025	As of March 31, 2026	As of December 31, 2025
	(in billions)		(in millions)
U.S. public finance	$1.0	$1.0	$(2)	$(2)
Non-U.S. public finance	1.3	1.6	(13)	(12)
U.S. structured finance	0.1	0.2	(1)	(1)
Non-U.S. structured finance	0.9	1.0	—	—
Total credit derivatives	$3.3	$3.8	$(16)	$(15)
____________________
(1)    See Note 5. Expected Loss to be Paid (Recovered), for expected loss to be paid on credit derivatives.

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

CDS Spread on AG (in basis points)

	As of March 31, 2026	As of December 31, 2025	As of March 31, 2025	As of December 31, 2024
Five-year CDS spread	78	69	90	75
One-year CDS spread	26	23	30	25

Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AG Credit Spread

	As of
	March 31, 2026	December 31, 2025
	(in millions)
Fair value of credit derivatives before effect of AG credit spread	$(40)	$(40)
Plus: Effect of AG credit spread	24	25
Net fair value of credit derivatives	$(16)	$(15)

The fair value of CDS contracts as of March 31, 2026, before considering the benefit applicable to AG’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions, sometimes related to downgrades, compared with those at the time of underwriting for certain underlying credits with longer tenor.

Annuity Reinsurance Derivatives

Accounting Policy

The Company purchases swaps and forward contracts to manage foreign currency, interest rate and inflation exposure in its annuity reinsurance business. These derivative instruments are subject to a master netting arrangement, which creates a right of offset for amounts due to and due from a counterparty that is enforceable in the event of a default or bankruptcy. These derivatives are measured at fair value and reported on a gross basis in “other assets” or “other liabilities” on the condensed consolidated balance sheets, with changes in fair value reported in “fair value gains (losses) on derivatives” in the condensed consolidated statements of operations.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The Company also evaluates its reinsurance contract terms to identify embedded derivatives. If (i) the embedded derivative is not clearly and closely related to the economic characteristics of the host reinsurance contract, (ii) the reinsurance contract is not subject to recurring fair value measurement, and (iii) a separate instrument with the same terms would qualify as a derivative, then the embedded derivative is bifurcated and measured at fair value.

The Company identified an embedded derivative whereby the Company has a right to receive the total return on the assets supporting the funds withheld coinsurance arrangement related to the MYGA block of business. The fair value of this embedded derivative is included in “funds withheld” on the condensed consolidated balance sheets and the change in its fair value, which is based on the unrealized gains and losses of the underlying assets, is reported in “fair value gains (losses) on derivatives” in the condensed consolidated statements of operations. See Note 7. Annuity Reinsurance.

The following table presents the notional amounts and the net fair value asset (liability) of the freestanding derivatives.

Freestanding Derivatives (1)
As of March 31, 2026

	Notional	Net Fair Value Asset (Liability)
	(in billions)	(in millions)
Cross-currency swaps	$0.1	$(2)
Interest rate swaps	—	(2)
Inflation swaps	0.2	1
Total freestanding derivatives	$0.3	$(3)
____________________
(1)    Excludes the embedded derivative in funds withheld.

Effect of Changes in Fair Value of Derivatives on Condensed Consolidated Statements of Operations

Fair Value Gains (Losses) on Derivatives

	First Quarter
	2026	2025
	(in millions)
Fair value gains (losses) on credit derivatives:
Realized gains (losses) and other settlements	$2	$105
Net unrealized gains (losses)	(1)	(1)
Fair value gains (losses) on credit derivatives	1	104
Fair value gains (losses) on annuity reinsurance derivatives:
Cross-currency swaps	(6)	—
Interest rate swaps	(1)	—
Inflation swaps	5	—
Funds withheld - embedded derivative	3	—
Fair value gains (losses) on derivatives	$2	$104

On November 28, 2011, LBIE sued AG Financial Products Inc. (AGFP), a subsidiary of AGL which, in the past, had provided credit protection to counterparties under CDS. Following defaults by LBIE under transaction documents governing CDS between LBIE and AGFP, AGFP terminated the CDS in compliance with the transaction documents and properly calculated that LBIE owed AGFP approximately $25 million in connection with the termination, whereas LBIE asserted in its complaint filed in the Supreme Court of the State of New York (the Court) that AGFP owed LBIE a termination payment of approximately $1.4 billion. Following a bench trial, on March 8, 2023, the Court rendered its decision and found in favor of AGFP. Following the exhaustion of LBIE’s appeals, the Company recognized a realized gain on credit derivatives first quarter 2025 of $103 million, which represents the full satisfaction of the judgment it was awarded and its claims for attorneys’ fees, expenses and interest in connection with this litigation.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
9.    Investments

The largest component of the investment portfolio is fixed-maturity securities, the majority of which are investment grade and managed by outside managers. The Company has established investment guidelines for these investment managers regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector.

Portions of the Company’s alternative investments portfolio are managed by Sound Point. Pursuant to a letter agreement effective July 1, 2023 (Letter Agreement), AG engaged Sound Point to be its sole alternative credit manager and transitioned to Sound Point the management of certain existing alternative investments and related commitments. Under the Letter Agreement, AG, including through its investment subsidiary AGAS, agreed, subject to the terms and conditions of the Letter Agreement, to invest in funds, other vehicles and separately managed accounts managed by Sound Point. When aggregated with the alternative investments and commitments transitioned from the Company and any reinvestments (collectively, Sound Point Investments), together with investments made by other Assured Guaranty affiliates, the total amount of such investments is expected to be $1 billion. AG has invested with Sound Point across multiple strategies in order to seek to enhance investment returns and anticipates continuing to invest with Sound Point pursuant to the Letter Agreement. The Letter Agreement contemplates a long-term investment partnership between Sound Point and Assured Guaranty, whereby AG has agreed to reinvest all returns of capital from Sound Point Investments until July 1, 2038, at which point the Letter Agreement may be terminated without cause. In addition, AG has agreed to reinvest all gains and dividends from Sound Point Investments until July 1, 2025, and fifty percent of such gains and dividends thereafter until July 1, 2033. Beginning July 1, 2028, AG may elect to reduce the amounts invested or required to be reinvested in certain Sound Point Investments under the Letter Agreement, subject to corresponding adjustments of Assured Guaranty’s ownership interest in Sound Point. To the extent not required to be reinvested by the Letter Agreement, all proceeds from Sound Point Investments received in accordance with their operative investment documents can be distributed to AG.

Investment Portfolio
Carrying Value

	As of
	March 31, 2026	December 31, 2025
	(in millions)
Fixed-maturity securities, available-for-sale	$6,875	$6,369
Fixed-maturity securities, trading	127	124
Short-term investments	768	903
Other invested assets:
Equity method investments:
Ownership interest in Sound Point	406	415
Funds and other investments	685	664
Other	45	12
Total (1)	$8,906	$8,487
____________________
(1)    In the investment portfolio, the aggregate carrying value of Sound Point managed investments was $549 million and $628 million as of March 31, 2026 and December 31, 2025, respectively, excluding the Company’s ownership interest in Sound Point and, as of December 31, 2025, certain investments in funds that were accounted for as CIVs.

As of March 31, 2026 and December 31, 2025, 7.0% and 8.6%, respectively, of available-for-sale fixed-maturity securities were either rated BIG or not rated, primarily consisting of collateralized loan obligation (CLO) equity tranches, liquidity bonds issued by a U.K. regulated utility and Loss Mitigation Securities. As of March 31, 2026 and December 31, 2025, the carrying value of CLO equity tranches was $173 million and $228 million, respectively. As of March 31, 2026 and December 31, 2025, the carrying value of liquidity bonds issued by a U.K. regulated utility was $162 million and $168 million, respectively. As of March 31, 2026 and December 31, 2025, the carrying value of Loss Mitigation Securities was $135 million and $140 million, respectively. Fixed-maturity securities classified as trading securities primarily include contingent value instruments (CVIs) and are not rated.

The investment portfolio includes $965 million in alternative investments primarily consisting of (i) $173 million of CLO equity securities classified as available-for-sale fixed-maturity securities, and (ii) $730 million of investments across various asset classes that are reported in other invested assets. The Company’s alternative investment commitments as of

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
March 31, 2026 include $554 million in unfunded commitments which together with its $965 million in funded commitments total $1.5 billion. Alternative investment commitments of $1.5 billion include a $1 billion commitment to invest in Sound Point managed alternative investments, subject to certain conditions precedent. Capital allocated to alternative investments was committed to several funds pursuing various strategies, including private healthcare investing, asset-based/specialty finance, commercial real estate finance and CLOs.

Since the Assured Life Re Acquisition Date, the investment portfolio includes available-for-sale fixed-maturity securities and short-term investments supporting the PRT block of business that are held in a consolidated VIE. See Note 10. Variable Interest Entities.

Accrued investment income, which is reported in “other assets,” was $77 million as of March 31, 2026 and $70 million as of December 31, 2025.

Available-for-Sale Fixed-Maturity Securities by Security Type
As of March 31, 2026

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in millions)
Obligations of state and political subdivisions	25%	$1,800	$(13)	$32	$(75)	$1,744
U.S. government and agencies	1	56	—	1	(5)	52
Corporate securities (2)	48	3,478	(7)	38	(159)	3,350
Mortgage-backed securities (3):
RMBS	10	694	(27)	6	(49)	624
Commercial mortgage-backed securities (CMBS)	4	273	—	2	(3)	272
Asset-backed securities:
CLOs	6	469	(16)	1	(80)	374
Other (4)	3	239	—	3	(1)	241
Non-U.S. government securities	3	232	—	1	(15)	218
Total available-for-sale fixed-maturity securities	100%	$7,241	$(63)	$84	$(387)	$6,875

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Available-for-Sale Fixed-Maturity Securities by Security Type
As of December 31, 2025

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in millions)
Obligations of state and political subdivisions	28%	$1,816	$(13)	$37	$(71)	$1,769
U.S. government and agencies	1	55	—	1	(4)	52
Corporate securities (2)	46	2,998	(6)	75	(115)	2,952
Mortgage-backed securities (3):
RMBS	10	678	(26)	10	(47)	615
CMBS	3	197	—	2	(1)	198
Asset-backed securities:
CLOs	7	499	(9)	4	(38)	456
Other (4)	3	206	—	3	—	209
Non-U.S. government securities	2	123	—	3	(8)	118
Total available-for-sale fixed-maturity securities	100%	$6,572	$(54)	$135	$(284)	$6,369
____________________
(1)Percentages are based on amortized cost.
(2)Corporate securities include taxable securities issued by universities and hospitals.
(3)U.S. government-agency obligations represented 70% and 75% of mortgage-backed securities as of March 31, 2026 and December 31, 2025, respectively, based on fair value.
(4)This category includes an investment in an affiliated entity with amortized cost of $53 million and fair value of $54 million, as of both March 31, 2026 and December 31, 2025.

Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of March 31, 2026

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$393	$(3)	$629	$(72)	$1,022	$(75)
U.S. government and agencies	23	—	5	(5)	28	(5)
Corporate securities	1,222	(38)	626	(91)	1,848	(129)
Mortgage-backed securities:
RMBS	105	(1)	103	(6)	208	(7)
CMBS	130	(2)	55	(1)	185	(3)
Asset-backed securities:
CLOs	139	(5)	43	—	182	(5)
Other	79	(1)	9	—	88	(1)
Non-U.S. government securities	168	(6)	19	(9)	187	(15)
Total	$2,259	$(56)	$1,489	$(184)	$3,748	$(240)
Number of securities (1)		728		735		1,439

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

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of March 31, 2026 and December 31, 2025 were primarily related to higher interest rates and spread compression rather than credit quality. As of March 31, 2026, the Company did not intend to and was not required to sell investments in an unrealized loss position prior to the expected recovery in value. As of March 31, 2026, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 270 securities had unrealized losses in excess of 10% of their carrying value, whereas as of December 31, 2025, 253 securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $152 million and $147 million as of March 31, 2026 and December 31, 2025, respectively.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of March 31, 2026 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of March 31, 2026

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$232	$234
Due after one year through five years	1,462	1,452
Due after five years through 10 years	2,132	2,048
Due after 10 years	2,448	2,245
Mortgage-backed securities:
RMBS	694	624
CMBS	273	272
Total	$7,241	$6,875

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements or otherwise pledged or restricted totaled $76 million and $77 million as of March 31, 2026 and December 31, 2025, respectively. The total collateral funded into a reinsurance trust or a similar account by certain AGL subsidiaries or is otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements had a fair value of $812 million and $813 million as of March 31, 2026 and December 31, 2025, respectively.

Fixed-maturity securities of $574 million, short-term investments of $4 million and cash of $10 million are held in a consolidated VIE supporting the PRT block of business. See Note 10. Variable Interest Entities. The use of the VIE’s assets is restricted based on the terms of the PRT reinsurance agreement. Included in the above is $4 million of fixed-maturity securities that were pledged as collateral for derivatives.

Income from Investments

The components of income derived from the investment portfolio are presented in the following tables.

Income from Investments

	First Quarter
	2026	2025
	(in millions)
Investment income:
Fixed-maturity securities, available-for-sale (1)	$85	$74
Short-term investments	8	13
Other invested assets	1	1
Investment income	94	88
Investment expenses	(2)	(1)
Net investment income	$92	$87

Fair value gains (losses) on trading securities (2)	$6	$1

Equity in earnings (losses) of investees:
Ownership interest in Sound Point	$6	$13
Funds and other investments	25	40
Equity in earnings (losses) of investees	$31	$53
____________________
(1)    Amounts include $3 million and $7 million of investment income on Loss Mitigation Securities for first quarter 2026 and first quarter 2025, respectively.
(2)    Fair value gains on trading securities pertaining to securities still held as of March 31, 2026 were $5 million for first quarter 2026.

A majority of the trading securities are Puerto Rico CVIs. In 2022, as a result of the resolution of certain defaulting Puerto Rico exposures, the Company received Puerto Rico CVIs, along with other consideration. The CVIs are intended to provide creditors with additional recoveries tied to the outperformance of the Puerto Rico 5.5% sales and use tax receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. The fair value of remaining CVIs as of March 31, 2026 and December 31, 2025 was $119 million and $114 million, respectively. The Company may sell in the future any CVIs it continues to hold.

Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Realized Investment Gains (Losses)

	First Quarter
	2026	2025
	(in millions)
Gross realized gains on sales of available-for-sale securities	$2	$3
Gross realized losses on sales of available-for-sale securities	(2)	(8)
Net foreign currency gains (losses)	1	(1)
Change in the allowance for credit losses and intent to sell (1)	(16)	(10)
Net realized investment gains (losses)	$(15)	$(16)
____________________
(1)    The change in the allowance for credit losses for first quarter 2026 was primarily related to CLO equity tranches and, in first quarter 2025, was primarily related to Loss Mitigation Securities.

The following table presents the roll forward of the allowance for the credit losses on available-for-sale fixed-maturity securities.

Roll Forward of Allowance for Credit Losses
for Available-for-Sale Fixed-Maturity Securities

	First Quarter
	2026	2025
	(in millions)
Balance, beginning of period	$54	$60
Additions for securities for which credit losses were not previously recognized	11	1
Additions (reductions) for securities for which credit losses were previously recognized	5	9
Write-offs charged against the allowance	(7)	(25)
Balance, end of period	$63	$45

The Company did not purchase any securities with credit deterioration during the periods presented. The majority of securities with credit losses relate to RMBS, CLOs and obligations of state and political subdivisions.

10.    Variable Interest Entities

FG VIEs

The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs, but does not act as the servicer or collateral manager for any guaranteed VIE obligations. The transaction structure generally provides certain financial protections to the Company that can take several forms, the most common of which are overcollateralization, first loss protection (or subordination) and excess spread. In the case of overcollateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations), the transaction structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the Company. In the case of first loss, the Company’s financial guaranty insurance policy only covers a senior layer of losses experienced by multiple obligations issued by the VIEs. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to VIEs generate interest income that is in excess of the interest payments on the debt issued by the VIE. Such excess spread is typically distributed through the transaction’s cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the VIE (thereby, creating additional overcollateralization) or distributed to equity or other investors in the transaction.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
As per the terms of its financial guaranty contracts insuring the debt obligations of a VIE, the Company obtains certain protective rights that give it additional controls over the VIE. These protective rights are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer’s or collateral manager’s financial condition. Typically, at deal inception, the Company is not deemed to control the VIEs whose debt it insures; however, once a trigger event occurs, the Company’s control of the VIE typically increases.

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

The Company elected the fair value option (FVO) for all assets and liabilities of its consolidated FG VIEs, except for one FG VIE consolidated during the fourth quarter of 2025. Upon consolidation, the assets and liabilities of this VIE were recorded pursuant to the guidance in ASC 805, Business Combinations, which specifies that the VIE’s assets and liabilities are recorded at fair value except for a contract asset which is recognized and measured pursuant to ASC 606, Revenue from Contracts with Customers. Upon initial adoption of the accounting guidance for VIEs in 2010, the Company elected to fair value its FG VIEs’ assets and liabilities as the carrying amount transition method was not practical. To allow for consistency in the accounting for the assets and liabilities of its consolidated FG VIEs, the Company has elected the FVO for FG VIEs consolidated after the initial adoption. The change in fair value of FG VIEs’ assets and liabilities where the FVO was elected is reported in “gains (losses) on financial guaranty variable interest entities” in the condensed consolidated statements of operations, except for the change in fair value attributable to change in instrument-specific credit risk (ISCR) on FG VIEs’ liabilities for which the FVO was elected, which is reported in “other comprehensive income (loss).” Interest income and interest expense are derived from the trustee reports and also included in “gains (losses) on financial guaranty variable interest entities.”

As of both March 31, 2026 and December 31, 2025, the Company consolidated 24 FG VIEs.

Components of FG VIE Assets and Liabilities

Net fair value gains and losses on FG VIEs are expected to reverse to zero by the maturity of the FG VIEs’ debt, except for net premiums received and net claims paid by the Company under its FG insurance contracts. The Company’s estimate of expected loss to be paid (recovered) for FG VIEs is included in Note 5. Expected Loss to be Paid (Recovered).

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The table below shows the carrying value of FG VIEs’ assets and liabilities, segregated by type of collateral.

Consolidated FG VIEs by Type of Collateral

	As of
	March 31, 2026	December 31, 2025
	(in millions)
FG VIEs’ assets:
U.S. RMBS (1)	$137	$142
Other (includes $30 and $30 at fair value) (2)	64	70
Total FG VIEs’ assets	$201	$212
FG VIEs’ liabilities with recourse:
U.S. RMBS (1)	$143	$147
Other (includes $– and $35 at fair value)	35	35
Total FG VIEs’ liabilities with recourse	$178	$182
FG VIEs’ liabilities without recourse:
U.S. RMBS (1)	$9	$9
Other (includes $– and $6 at fair value)	7	7
Total FG VIEs’ liabilities without recourse	$16	$16
____________________
(1)    U.S. RMBS assets and liabilities are measured at fair value under the FVO.
(2)    Includes a contract asset related to a services agreement of approximately $34 million and $40 million as of March 31, 2026 and December 31, 2025, respectively, accounted for in accordance with ASC 606, Revenue from Contracts with Customers, as well as debt and equity investments, and cash and cash equivalents.

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

Selected Information for FG VIEs’ Assets and Liabilities
Measured under the FVO

	As of
	March 31, 2026	December 31, 2025
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$253	$252
FG VIEs’ liabilities with recourse	32	31
FG VIEs’ liabilities without recourse	15	15
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	19	20
Unpaid principal for FG VIEs’ liabilities with recourse (1)	175	178
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
CIVs is not available for corporate liquidity needs, except to the extent of the Company’s investment in the funds, subject to redemption provisions.

During first quarter 2026, the Company deconsolidated a CIV related to its investments with Sound Point affiliated entities and recognized a gain on deconsolidation of $2 million, which was reported in “fair value gains (losses) on consolidated investment vehicles.” As of March 31, 2026, the Company did not consolidate any CIVs. As of December 31, 2025, the Company consolidated one CIV with assets of $175 million.

Noncontrolling Interest in FG VIEs and CIVs

Noncontrolling interest (NCI) represents the portion of the consolidated FG VIEs and CIVs not owned by the Company and includes ownership interests of third parties and former employees. The NCI is non-redeemable and presented on the statement of shareholders’ equity.

Annuity Reinsurance VIEs

The Company performs a consolidation analysis of any entities established in its annuity reinsurance business. The assets related to the PRT block of business are held in a sub-fund of an Irish collective asset-management vehicle which meets the definition of a VIE (the PRT VIE). The Company has determined that it is the PRT VIE’s primary beneficiary and, therefore, consolidates the entity in its condensed consolidated financial statements. In instances where the Company consolidates a VIE that was established as part of an assumed annuity reinsurance contract, the Company classifies the assets of that VIE in the financial statement line items that most accurately reflect their nature as opposed to a one-line-item presentation for the VIE’s assets. As of March 31, 2026, the assets of the PRT VIE consisted of available-for-sale fixed-maturity securities of $574 million, short-term investments of $4 million, accrued interest of $9 million reported in “other assets,” a net derivative liability of $3 million and cash of $10 million.

Non-Consolidated VIEs

As described in Note 4. Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 16 thousand policies monitored as of March 31, 2026, approximately 15 thousand policies are not within the scope of FASB ASC 810, Consolidation, because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of March 31, 2026 and December 31, 2025, the Company identified 54 and 53 policies, respectively, that contain provisions and experienced events that may trigger consolidation.

The Company holds variable interests in investment vehicles which are not consolidated, as the Company is not the primary beneficiary. As of March 31, 2026, the Company’s maximum exposure to losses relating to these VIEs was $837 million, which is limited to the carrying value of the investment vehicles.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
and products develop and the pricing transparency for certain products changes, the Company may refine its methodologies and assumptions. During first quarter 2026, no changes were made to the Company’s valuation models that had (or are expected to have) a material impact on the Company’s condensed consolidated balance sheets, statements of operations and comprehensive income.

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

There was a transfer of fixed-maturity trading securities to Level 3 during first quarter 2026 as observable inputs were no longer available to the Company. There were no other transfers from or into Level 3 during the periods presented.

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

As of March 31, 2026, the Company used models to price 143 securities. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined based on an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts; and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
could have materially changed the expected timing of cash flows within these securities which could have significantly affected the fair value of the securities.

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

Derivatives

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The fair value of the Company’s credit derivative contracts generally represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the credit derivatives’ contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. A credit derivative liability on protection sold is the result of contractual cash inflows on in-force transactions that are lower than what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the reporting date. Consistent with previous years, market conditions as of March 31, 2026 were such that market prices of the Company’s CDS contracts were not available.

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

The Company’s own credit risk is factored into the determination of the current premium. Such credit risk is based on the quoted market price for credit protection bought on the Company as reflected by quoted market prices on CDS contracts referencing AG. The Company obtains the quoted price of CDS contracts traded on AG from market data sources published by third parties. The amount of premium a financial guaranty insurance market participant can demand (current premium) is inversely related to the cost of credit protection on the insurance company as measured by market credit spreads assuming all other assumptions remain constant. This is because the buyers of credit protection typically hedge a portion of their risk to the financial guarantor since the contractual terms of the Company’s contracts typically do not require the posting of collateral by the guarantor. The extent of the hedge depends on the types of instruments insured and current market conditions.

In the Company’s valuation model, the current premium is not permitted to go below the minimum rate that the Company would charge to assume similar risks in the reporting period. This assumption can have the effect of limiting the amount of unrealized gains that are recognized on certain CDS contracts. The minimum premium had no effect on the fair value of CDS contracts as of both March 31, 2026 and December 31, 2025.

Annuity Reinsurance Derivatives

The Company’s freestanding derivatives include cross-currency swaps, interest rate swaps, inflation swaps and currency forwards and are classified as Level 2. These derivative valuations are determined by third-party pricing services using pricing models with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.

Funds withheld are carried at fair value as they include an embedded derivative representing a total return swap. Funds withheld are measured at fair value based on the fair value of investments held by the cedant. Funds withheld is classified as Level 3. While most of the underlying investments of the funds withheld portfolio are Level 2, certain of the underlying investments are classified as Level 3 as they require certain significant inputs which are not observable.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

The prices of the assets and liabilities of the FG VIEs are generally determined with the assistance of an independent third party and based on a discounted cash flow approach. The third-party pricing service utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security by factoring in collateral types, weighted-average lives and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithms designed to aggregate market color, received by the independent third party, on comparable bonds.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Amounts recorded at fair value in the Company’s condensed consolidated financial statements are presented in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of March 31, 2026

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Fixed-maturity securities, available-for-sale:
Obligations of state and political subdivisions	$—	$1,734	$10	$1,744
U.S. government and agencies	—	52	—	52
Corporate securities	—	3,188	162	3,350
Mortgage-backed securities:
RMBS	—	484	140	624
CMBS	—	272	—	272
Asset-backed securities	—	186	429	615
Non-U.S. government securities	—	218	—	218
Total fixed-maturity securities, available-for-sale	—	6,134	741	6,875
Fixed-maturity securities, trading	—	119	8	127
Short-term investments	767	1	—	768
Other invested assets (1)	—	—	3	3
Funds withheld	—	—	296	296
FG VIEs’ assets	10	11	146	167
Other assets	81	66	33	180
Total assets carried at fair value	$858	$6,331	$1,227	$8,416
Liabilities:
FG VIEs’ liabilities (2)	$—	$—	$152	$152
Other liabilities	—	5	21	26
Total liabilities carried at fair value	$—	$5	$173	$178

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2025

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Fixed-maturity securities, available-for sale:
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
___________________
(1)    Other invested assets include Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.
(2)    FG VIEs’ liabilities include those with and without recourse, some of which are measured at fair value on a nonrecurring basis as of December 31, 2025. See Note 10. Variable Interest Entities.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during first quarter 2026 and first quarter 2025.

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
First Quarter 2026

	Fixed-Maturity Securities, Available-for-Sale
	Obligations of State and Political Subdivisions	Corporate		RMBS		Asset- Backed Securities		Fixed-Maturity Securities, Trading	Funds Withheld		FG VIEs’ Assets	Assets of CIVs		Other (7)
	(in millions)
Fair value as of December 31, 2025	$10	$168		$144		$511		$4	$—		$150	$167		$24
Assured Life Re Acquisition	—	—		—		—		—	293		—	—		—
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	1	(1)	2	(1)	(4)	(1)	—	3	(6)	—	4	(4)	6	(3)
Other comprehensive income (loss)	—	(7)		(1)		(46)		—	—		—	—		—
Purchases	—	—		—		14		—	—		—	—		—
Settlements	—	—		(5)		(46)		(1)	—		(4)	(165)		—
Deconsolidations	—	—		—		—		—	—		—	(6)		—
Transfers into Level 3	—	—		—		—		5	—		—	—		—
Fair value as of March 31, 2026	$10	$162		$140		$429		$8	$296		$146	$—		$30
Change in unrealized gains (losses) related to financial instruments held as of March 31, 2026 included in:
Earnings								$—	$3	(6)	$—	$—		$6	(3)
OCI	$—	$(7)		$(1)		$(46)								$—

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
First Quarter 2026

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)
	(in millions)
Fair value as of December 31, 2025	$(15)		$(156)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	1	(6)	1	(2)
Other comprehensive income (loss)	—		—
Settlements	(2)		3
Fair value as of March 31, 2026	$(16)		$(152)
Change in unrealized gains (losses) related to financial instruments held as of March 31, 2026 included in:
Earnings	$(1)	(6)	$1	(2)
OCI			$—

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
First Quarter 2025

	Fixed-Maturity Securities, Available-for-Sale
	Obligations of State and Political Subdivisions	Corporate	RMBS		Asset- Backed Securities		Fixed-Maturity Securities, Trading		FG VIEs’ Assets		Assets of CIVs		Other (7)
	(in millions)
Fair value as of December 31, 2024	$10	$—	$145		$1,031		$5		$147		$99		$5
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	—	3	(1)	7	(1)	—		3	(2)	19	(4)	2	(3)
Other comprehensive income (loss)	—	—	2		1		—		—		—		(1)
Purchases	—	5	—		—		—		—		—		—
Sales	—	—	—		(9)		—		—		—		—
Settlements	—	—	(6)		(47)		—		(5)		—		—
Fair value as of March 31, 2025	$10	$5	$144		$983		$5		$145		$118		$6
Change in unrealized gains (losses) related to financial instruments held as of March 31, 2025 included in:
Earnings							$(1)	(9)	$2	(2)	$19	(4)	$2	(3)
OCI	$6	$—	$(53)		$(1)								$(1)

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
First Quarter 2025

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)
	(in millions)
Fair value as of December 31, 2024	$(29)		$(164)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	104	(6)	(2)	(2)
Other comprehensive income (loss)	—		(1)
Settlements	(105)		4
Fair value as of March 31, 2025	$(30)		$(163)
Change in unrealized gains (losses) related to financial instruments held as of March 31, 2025 included in:
Earnings	$(1)	(6)	$(2)	(2)
OCI			$(1)
____________________
(1)Included in “net realized investment gains (losses)” and “net investment income.”
(2)Reported in “gains (losses) on financial guaranty variable interest entities.”
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
(6)Reported in “fair value gains (losses) on derivatives.”
(7)Includes CCS and other invested assets.
(8)Includes FG VIEs’ liabilities with recourse and FG VIEs’ liabilities without recourse.
(9)Reported in “fair value gains (losses) on trading securities.”

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
As of March 31, 2026

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (3)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$10	Yield	5.4%	-	15.0%	7.4%
Corporate	162	Yield	5.7%	-	8.7%	5.9%
RMBS	140	Conditional prepayment rate (CPR)	0.0%	-	22.2%	4.2%
		CDR	1.3%	-	18.5%	5.5%
		Loss severity	50.0%	-	125.0%	79.2%
		Yield	7.4%	-	10.3%	8.7%
Asset-backed securities:
CLOs	374	Discount margin	0.9%	-	2.9%	1.7%
		Yield	9.9%	-	36.0%	23.6%
Others	55	Yield	9.0%
Fixed-maturity securities, trading (1)	8	Yield	3.7%	-	20.0%	15.0%
Funds withheld	296	Discount margin	2.8%	-	6.9%	4.5%
FG VIEs’ assets (1)	146	CPR	0.1%	-	26.2%	5.7%
		CDR	1.2%	-	41.0%	10.6%
		Loss severity	45.0%	-	100.0%	83.7%
		Yield	6.3%	-	10.3%	7.4%
Other assets (1)	28	Implied Yield	6.6%	-	7.1%	6.9%
		Term (years)	10 years
Credit derivative liabilities, net (1)	(16)	Hedge cost (in basis points) (bps)	13.2	-	31.2	17.6
		Bank profit (in bps)	67.7	-	273.0	140.3
		Internal credit rating	AAA	-	CCC	A+
		Discount rates of future expected premium cash flows	3.5%	-	4.4%	4.3%
FG VIEs’ liabilities (1)	(152)	CPR	0.1%	-	26.2%	5.7%
		CDR	1.2%	-	41.0%	10.6%
		Loss severity	45.0%	-	100.0%	83.7%
		Yield	5.1%	-	10.3%	6.8%
___________________
(1)    Discounted cash flows are used as the primary valuation technique.
(2)    This amount excludes several investments reported in “other invested assets” with a fair value of $3 million.
(3)    Weighted average is calculated as a percentage of current par outstanding for all categories except for “fixed-maturity securities, trading,” and “funds withheld” for which it is calculated as a percentage of fair value.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Quantitative Information About Level 3 Fair Value Inputs
As of December 31, 2025

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$10	Yield	5.2%	-	15.0%	6.6%
Corporate	168	Yield	5.0%	-	8.0%	5.2%
RMBS	144	CPR	0.0%	-	21.3%	4.1%
		CDR	1.2%	-	18.6%	5.6%
		Loss severity	50.0%	-	125.0%	79.2%
		Yield	7.0%	-	9.9%	8.3%
Asset-backed securities:
CLOs	456	Discount margin	1.0%	-	2.9%	1.7%
		Yield	11.0%	-	26.5%	19.0%
Others	55	Yield	9.1%
Fixed-maturity securities, trading (1)	4	Yield	0.1%	-	8.8%	4.4%
FG VIEs’ assets (1)	150	CPR	0.2%	-	27.5%	5.3%
		CDR	1.2%	-	41.0%	10.5%
		Loss severity	45.0%	-	100.0%	83.6%
		Yield	6.0%	-	9.8%	8.7%
Assets of CIVs (3)	167	Discount rate	23.3%
		Market multiple-price to book	1.00x
		Market multiple-price to earnings	5.75x
		Terminal growth rate	4.0%
		Exit multiple-price to book	1.00x
		Exit multiple-price to earnings	5.50x
Other assets (1)	22	Implied Yield	6.4%	-	6.9%	6.6%
		Term (years)	10 years
Credit derivative liabilities, net (1)	(15)	Hedge cost (in bps)	11.5	-	27.4	15.1
		Bank profit (in bps)	66.0	-	261.9	124.7
		Internal credit rating	AAA	-	CCC	A
		Discount rates of future expected premium cash flows	3.3%	-	4.5%	4.3%
FG VIEs’ liabilities (1)	(197)	CPR	0.2%	-	27.5%	5.3%
		CDR	1.2%	-	41.0%	10.5%
		Loss severity	45.0%	-	100.0%	83.6%
		Yield	5.0%	-	9.8%	6.5%
____________________
(1)    Discounted cash flows are used as the primary valuation technique.
(2)    This amount excludes several investments reported in “other invested assets” with a fair value of $3 million.
(3)    The primary valuation technique uses the income and/or market approach.
(4)    Weighted average is calculated as a percentage of current par outstanding for all categories except for assets of CIVs and “fixed-maturity securities, trading,” for which it is calculated as a percentage of fair value.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Not Carried at Fair Value

FG Insurance Contracts

Fair value is based on management’s estimate of the consideration that would be paid to, or received from, a similarly rated FG insurance company to acquire the Company’s in-force book of FG insurance contracts. It is based upon the ratio of current trends in premium pricing to risk-based expected loss for investment grade portions of the portfolio and stressed loss pricing for BIG transactions. The Company classified the fair value of FG insurance contracts as Level 3.

Policyholder Account Balances for Annuity Reinsurance Contracts

The fair value of policyholder account balances for annuity reinsurance contracts associated with investment-type contracts not accounted for at fair value is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using current risk-free interest rates, adding a spread to reflect the Company’s non-performance risk and subtracting a risk margin to reflect uncertainty inherent in the projected cash flows. The Company classified the fair value of policyholder account balances for annuity reinsurance contracts as Level 3.

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

The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of March 31, 2026		As of December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Other assets (including other invested assets)	$126	$130	$90	$91
FG insurance contracts (1)	(1,938)	(1,664)	(1,906)	(1,485)
Policyholder account balances for annuity reinsurance contracts	(263)	(276)	—	—
Long-term debt	(1,705)	(1,566)	(1,704)	(1,610)
FG VIEs’ liabilities	(41)	(41)	—	—
Other liabilities	(14)	(14)	(18)	(18)
____________________
(1)    Carrying amount includes the assets and liabilities related to FG insurance contract premiums, losses and salvage and subrogation and other recoverables net of reinsurance.

12.    Income Taxes

Overview

AGL is a tax resident in the U.K. although it remains a Bermuda-based company and its administrative and head office functions are carried on in Bermuda.

AGL’s subsidiaries are subject to income taxes imposed by the local tax authorities in the jurisdictions in which they operate and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company, has elected under Internal Revenue Code Section 953(d) to be taxed as a U.S. domestic corporation. Assured Life Re, another Bermuda-domiciled company, plans to elect under Internal Revenue Code Section 953(d) to be taxed as a U.S. domestic corporation beginning with the 2026 tax

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
year. As a result of this election, the Company accrues and records U.S. federal income taxes related to Assured Life Re starting in first quarter 2026.

In July 2023, the U.K. government passed legislation to implement the Organization for Economic Co-Operation and Development’s Base Erosion and Profit Shifting Pillar Two income inclusion rule. This includes a multinational top-up tax which applies to large multinational corporations for accounting periods beginning on or after December 31, 2023. This applies to AGL and its subsidiaries, requiring a minimum effective rate of 15% in all jurisdictions in which they operate.

On December 27, 2023, the Government of Bermuda enacted a corporate income tax at the rate of 15% which applies to the Bermuda Subsidiaries (collectively, AG Re, AGRO, Assured Life Re and Cedar Personnel Ltd.) for accounting periods starting on or after January 1, 2025.

On July 4, 2025, the U.S. Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (OBBBA). The OBBBA includes significant provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not expect it to have a material impact.

The U.K. Finance Act 2026, enacted on March 18, 2026, clarified that certain pre-regime deferred taxes are not considered covered taxes for purposes of the Pillar Two global minimum tax framework, with the amendments effective for accounting periods ending on or after July 21, 2025. As a result of this enactment, the Company revised its 2025 global minimum tax calculation to exclude certain Bermuda pre-regime deferred tax assets and liabilities arising from the introduction of Bermuda’s corporate income tax on January 1, 2025, and recorded a discrete tax benefit of $33 million in first quarter 2026.

AGUS files a consolidated federal income tax return with all of its U.S. subsidiaries. Assured Guaranty Overseas US Holdings Inc. and its subsidiaries, AGRO and AG Intermediary Inc., file their own consolidated federal income tax return. Assured Life Re will file its own federal income tax return.

Provision for Income Taxes

The Company’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due in part to the variability in loss reserves, fair value of its derivatives and foreign exchange gains and losses which prevent the Company from projecting a reliable estimated annual effective tax rate and pre-tax income for the full year 2026. A discrete calculation of the provision is calculated for each interim period.

The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions. The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries with

•U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21%,
•French subsidiary taxed at the French marginal corporate tax rate of 25%,
•Bermuda Subsidiaries taxed at the Bermuda marginal corporate tax rate of 15%, unless subject to U.S. tax by election, and
•U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 25%.

The Company’s effective tax rate was (31.5)% and 18.9% for first quarter 2026 and first quarter 2025, respectively. The effective tax rates are different from the expected tax provision (benefit) primarily due to tax law changes to the Pillar Two global minimum tax for 2025 recognized in 2026 of $33 million, a tax benefit recognized upon Assured Life Re’s change in tax status effective for the 2026 tax year, and a tax benefit for U.S. tax-exempt interest. In addition, first quarter 2026 and first quarter 2025 included the global minimum tax.

Audits

During 2025, the IRS closed the audit of AGUS’ 2018 and 2019 tax years with no impact to previously accrued taxes and opened an audit of AGUS’ 2021 tax year. As of March 31, 2026, AGUS had open tax years with the IRS for 2021 forward. As of March 31, 2026, Assured Guaranty Overseas US Holdings Inc. had open tax years with the IRS for 2022 forward and is not currently under audit. In December 2023, His Majesty’s Revenue & Customs (HMRC) issued an inquiry into the Company’s 2021 U.K. tax returns. In October 2025, HMRC issued an inquiry into the Company’s 2022 and 2023 U.K. tax returns along with issuing inquires into AGUK, Assured Guaranty (UK) Services Limited and Assured Guaranty Finance Overseas Ltd.’s 2023 U.K. tax returns. In March 2026, HMRC closed the audit of the Company’s 2021, 2022 and 2023

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
inquiries with no impact to previously accrued taxes. As of March 31, 2026, the Company had open tax years with HMRC for 2024 forward; AGUK, Assured Guaranty (UK) Services Limited and Assured Guaranty Finance Overseas Ltd. had open tax years with HMRC for 2023 forward; and the Company’s other U.K. subsidiaries had open tax year with HMRC for 2024 forward. The Company’s French subsidiary is not currently under examination and has open tax years of 2021 forward.

13.    Contingencies

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

In addition, in the ordinary course of their respective businesses, certain of AGL’s insurance subsidiaries are involved in litigation with third parties to recover insurance losses paid in prior periods or prevent or reduce losses in the future. For example, the Company is involved in a number of legal actions in the Federal District Court of Puerto Rico to enforce or defend its rights with respect to the obligations of PREPA it insures. There are two recently active proceedings related to PREPA, while there are a number of other unresolved proceedings related to PREPA that remain stayed pending the Federal District Court of Puerto Rico’s determination on a plan of adjustment and disclosure statement. See Note 5. Expected Loss to be Paid (Recovered), Loss Estimation Process, Public Finance, Puerto Rico, for a description of such actions. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

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

Changes in Accumulated Other Comprehensive Income (Loss) by Component
First Quarter 2026

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Change in Discount Rates on the LFPB	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2025	$(48)	$(72)	$(17)	$—	$(35)	$4	$(168)
Other comprehensive income (loss) before reclassifications	(83)	(57)	—	17	(1)	—	(124)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	1	(16)	—	—	—	—	(15)
Total before tax	1	(16)	—	—	—	—	(15)
Tax (provision) benefit	—	3	—	—	—	—	3
Total amount reclassified from AOCI, net of tax	1	(13)	—	—	—	—	(12)
Other comprehensive income (loss)	(84)	(44)	—	17	(1)	—	(112)
Balance, March 31, 2026	$(132)	$(116)	$(17)	$17	$(36)	$4	$(280)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Accumulated Other Comprehensive Income (Loss) by Component
First Quarter 2025

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2024	$(235)	$(99)	$(18)	$(37)	$4	$(385)
Other comprehensive income (loss) before reclassifications	46	13	(1)	(1)	—	57
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(6)	(10)	—	—	—	(16)
Total before tax	(6)	(10)	—	—	—	(16)
Tax (provision) benefit	—	2	—	—	—	2
Total amount reclassified from AOCI, net of tax	(6)	(8)	—	—	—	(14)
Other comprehensive income (loss)	52	21	(1)	(1)	—	71
Balance, March 31, 2025	$(183)	$(78)	$(19)	$(38)	$4	$(314)

Share Repurchases

The following table presents information regarding AGL’s repurchases of its common shares during the period from January 1, 2025 through May 6, 2026.
Share Repurchases

Period	Number of Shares Repurchased	Total Payments (1) (in millions)	Average Price Paid Per Share (1)
2025 (January 1 - March 31)	1,335,228	$120	$89.72
2025 (April 1 - June 30)	1,537,505	131	85.03
2025 (July 1 - September 30)	1,423,121	118	83.06
2025 (October 1 - December 31)	1,523,773	131	86.16
Total 2025	5,819,627	$500	$85.92
2026 (January 1 - March 31)	881,981	75	85.58
2026 (April 1 - May 6)	349,639	29	82.67
Total 2026	1,231,620	$104	$84.76
____________________
(1)    Excludes commissions.

As of May 6, 2026, AGL was authorized to repurchase an additional $147 million of its common shares. The Board of Directors may modify, suspend or terminate the repurchase program at any time, and the program does not have a stated expiration date.

As part of its overall capital management strategy, the Company regularly evaluates the level of its share repurchase program on a quarter-to-quarter basis, including alternative uses of available capital. The Company currently plans to reduce its share repurchases in order to use a portion of its available capital to support growth opportunities in its financial guaranty insurance and annuity reinsurance businesses, in addition to other strategic considerations.

The timing, form and amount of any future share repurchases will be determined at the Company’s discretion and will depend on various factors, including alternative uses for capital, the Company’s regulatory capital position, rating agency capital considerations, availability of cash at the parent company, market conditions and legal and regulatory requirements. Any such share repurchases may be made from time to time through open market purchases or privately negotiated transactions, and there can be no assurance of the amount of share repurchases that will occur in the future.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
15.    Earnings Per Share

Computation of Earnings Per Share

	First Quarter
	2026	2025
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$88	$176
Less: Distributed and undistributed income (loss) available to nonvested shareholders	1	1
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$87	$175
Basic shares	44.9	50.0
Basic EPS	$1.94	$3.49

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$87	$175
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$87	$175
Basic shares	44.9	50.0
Dilutive securities:
Restricted stock awards	0.5	0.7
Diluted shares	45.4	50.7
Diluted EPS	$1.91	$3.44
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.2	0.1

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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially from those expressed in, or implied or projected by, the forward-looking information and statements. Among factors that could cause actual results to differ materially are:

(i) significant changes in inflation, interest rates, the world’s credit markets or segments thereof, credit spreads, foreign exchange rates, tariff regimes or general economic conditions, including the possibility of a recession or stagflation; (ii) geopolitical risk, terrorism and political violence risk, including regional and global military conflicts, and strategic competition and trade confrontation; (iii) cybersecurity risk and the impacts of artificial intelligence, machine learning and other technological advances, including the possibility of malicious cyber attacks, dissemination of misinformation, and disruption of markets in which Assured Guaranty participates; (iv) the impact of a United States (U.S.) government shutdown and/or the possibility of payment defaults on the debt of the U.S. government or instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, and downgrades to their credit ratings; (v) developments in the world’s financial and capital markets, including stresses in banking institutions, and the possibility that increasing participation of unregulated financial institutions in these markets results in losses or lower valuations of assets, reduced liquidity and credit and/or contraction of these markets, that adversely affect repayment rates of insured obligors, Assured Guaranty’s insurance loss or recovery experience, or investments of Assured Guaranty; (vi) reduction in the amount or market rates of return of available insurance opportunities and/or the demand for Assured Guaranty’s insurance; (vii) the failure or ineffectiveness of Assured Guaranty’s risk mitigation strategies or activities, including distressed credit workouts, management of exposure limits, hedging activities, and the procurement of third party reinsurance for insured exposures; (viii) the possibility that investments made by Assured Guaranty for its investment portfolio do not result in the benefits anticipated or subject Assured Guaranty to negative consequences; (ix) the possibility that Assured Guaranty’s strategies or strategic transactions do not result in the benefits anticipated and/or subject Assured Guaranty to negative consequences; (x) the impact of the announcement of Assured Guaranty’s strategies on Assured Guaranty and the perception of Assured Guaranty by its investors, regulators, rating agencies, and employees; (xi) risks related to the expansion into annuity reinsurance and the launching of Assured Life Reinsurance Ltd.; (xii) the failure of Assured Guaranty to successfully integrate acquired businesses, including Assured Guaranty’s acquisition of Warwick Company (UK) Limited; (xiii) loss of key personnel; (xiv) the possibility that longevity, mortality, lapse, withdrawal or surrender experience in Assured Guaranty’s annuity reinsurance business is less favorable than the rates Assured Guaranty used in pricing its reinsurance agreements; (xv) the inability to control the business, management or policies of entities in which Assured Guaranty holds a noncontrolling interest; (xvi) the impact of market volatility on the fair value of Assured Guaranty’s assets and liabilities subject to mark-to-market, including certain of its investments, contracts accounted for as derivatives, its committed capital securities, and its consolidated variable interest entities; (xvii) the possibility that budget or pension shortfalls, difficulties in obtaining additional financing, changes in applicable laws or regulations or other factors will result in credit losses or liquidity claims on obligations that Assured Guaranty insures or reinsures; (xviii) insured losses, including losses with respect to related legal proceedings, in excess of those expected by Assured Guaranty or the failure of Assured Guaranty to realize loss recoveries that are assumed in its expected loss estimates for insurance exposures; (xix) the possibility that underwriting insurance in new jurisdictions and/or covering new sectors, lines or classes of business does not result in the benefits anticipated or subjects Assured Guaranty to negative consequences; (xx) increased competition, including from new market entrants and alternative forms of credit protection; (xxi) any rating agency action in relation to Assured Guaranty, and/or of any securities Assured Guaranty has issued, and/or of transactions that Assured Guaranty has insured, including rating agency requirements to hold additional capital against insured exposures; (xxii) the inability of Assured Guaranty to access capital on acceptable terms or have sufficient liquidity to cover unexpected stress; (xxiii) noncompliance with, and/or changes in, applicable laws or regulations, including insurance, bankruptcy and tax laws, tariffs, or other governmental actions; (xxiv) the possibility that legal or regulatory decisions or determinations subject Assured Guaranty or obligations that it insures or reinsures to negative consequences; (xxv) difficulties or delays with the execution of Assured Guaranty’s business strategy; (xxvi) changes in applicable accounting policies or practices; (xxvii) public health crises, including pandemics and endemics, and the governmental and private actions taken in response to such events; (xxviii) natural or man-made catastrophes; (xxix) the impact of climate change on Assured Guaranty’s business and regulatory actions taken related to such risk; (xxx) other risk factors identified in AGL’s filings with the U.S. Securities and Exchange Commission; (xxxi) other risks and uncertainties that have not been identified at this time; and (xxxii) management’s response to these factors.

The foregoing important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q, as well as the risk factors included in Assured Guaranty’s 2025 Annual Report on Form 10-K. Assured Guaranty undertakes no obligation to update or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures Assured Guaranty makes on related subjects in Assured Guaranty’s reports filed with the U.S. Securities and Exchange Commission (SEC).

If one or more of these or other risks or uncertainties materialize, or if Assured Guaranty’s underlying assumptions prove to be incorrect, actual results may vary materially from what Assured Guaranty projected. Any forward looking statements in this Form 10-Q reflect Assured Guaranty’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to its operations, results of operations, growth strategy and liquidity.

For these statements, Assured Guaranty claims the protection of the safe harbor for forward looking statements contained in Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).

Available Information

The Company maintains a website at assuredguaranty.com. The Company makes available, free of charge, on its website (under assuredguaranty.com/sec-filings) the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company also makes available, free of charge, on its website (assuredguaranty.com/governance) its Corporate Governance Guidelines, Global Code of Ethics, AGL’s Bye-Laws, the charters of the committees of the Company’s Board of Directors (the Board or AGL’s Board), and its environmental and social policies and statements. In addition, the SEC maintains an Internet site (at sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Overview

Business

The Company reports its results of operations in three distinct segments, Financial Guaranty, Annuity Reinsurance, and Asset Management, consistent with the manner in which the Company’s chief operating decision maker reviews the business to assess performance and allocate resources. The Company’s Corporate division and other activities (including financial guaranty variable interest entities (FG VIEs) and consolidated investment vehicles (CIVs)) are presented separately.

In the Financial Guaranty segment (which, prior to the three-month period ended March 31, 2026 (first quarter 2026), was called the Insurance segment), the Company provides credit protection products to the United States (U.S.) and non-U.S. public finance (including infrastructure) and structured finance markets. The Annuity Reinsurance segment comprises the results of Assured Life Reinsurance Ltd. (Assured Life Re) and other subsidiaries acquired in the acquisition of Assured Life Re. The Company participates in the asset management business through its ownership interest in Sound Point Capital Management, LP (Sound Point, LP) and certain of its investment management affiliates (together with Sound Point, LP, Sound Point). See Item 1. Financial Statements, Note 1. Business and Basis of Presentation.

The Corporate division primarily consists of the results of holding companies that have issued public equity or debt. The Other category primarily includes the effect of consolidating FG VIEs and CIVs (FG VIE and CIV consolidation). See Item 1. Financial Statements, Note 3. Segment Information.

Financial Strength Ratings

Demand for the financial guaranties issued by the Company’s financial guaranty (FG) insurance subsidiaries may be impacted by changes in the credit ratings assigned to them by the rating agencies. The financial strength ratings (or similar ratings) assigned to AGL’s FG insurance subsidiaries, along with the date of the most recent rating action (or confirmation) by the rating agency assigning the rating, are shown in the table below.

	S&P	KBRA	Moody’s	A.M. Best Company, Inc.
Assured Guaranty Inc. (AG)	AA (stable) (6/30/25)	AA+ (stable) (8/4/25)	A1 (stable) (7/10/24)	—
Assured Guaranty Re Ltd. (AG Re)	AA (stable) (6/30/25)	—	—	—
Assured Guaranty Re Overseas Ltd. (AGRO)	AA (stable) (6/30/25)	—	—	A+ (stable) (7/19/25)
Assured Guaranty UK Limited (AGUK)	AA (stable) (6/30/25)	AA+ (stable) (8/4/25)	A1 (stable) (7/10/24)	—
Assured Guaranty (Europe) SA (AGE)	AA (stable) (6/30/25)	AA+ (stable) (8/4/25)	—	—

In addition, the Company’s annuity reinsurance subsidiary, Assured Life Re, is rated BBB (Outlook Positive) (1/28/26) by Fitch Ratings, Inc.

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

Economic Environment

Strength of the Economy Generally. Global tariffs have increased since the U.S. administration announced a “reciprocal tariff” strategy on April 2, 2025, with the announced objective of rectifying trade practices that contribute to large and persistent annual U.S. goods trade deficits. Since that time, there have been numerous changes to announced tariffs as well as legal actions relating to tariff policies, resulting in uncertainty as to the future levels of U.S. tariffs. For example, the U.S. Supreme Court held on February 20, 2026, that the International Emergency Economic Powers Act (IEEPA) does not authorize the President of the U.S. to impose tariffs. However, the U.S. administration has indicated that tariffs found to be illegal by the U.S. Supreme Court will be replaced with alternative tariffs. Some U.S. trading partners have announced or imposed tariffs or other trading restrictions in response to U.S. actions. These actions by the U.S. and its trading partners have disrupted international trade and are negatively impacting the U.S. and global economies.

According to the first quarter 2026 advance estimate released by the U.S. Bureau of Economic Analysis, real gross domestic product (GDP) increased at an annual rate of 2.0% in first quarter 2026, compared to a real GDP increase of 0.5% in the fourth quarter of 2025. At the end of March 2026, the U.S. unemployment rate, seasonally adjusted, stood at 4.3%, slightly lower than where it started the year at 4.4%.

The Company believes a more robust economy makes it less likely that obligors whose obligations it guarantees in its FG business will default, while a recession, if it were to occur, would make it more likely that obligors whose obligations it guarantees will default. However, a recession may also cause credit spreads to widen as investors seek security, which tends to create new business opportunities for the Company in its financial guaranty business.

Inflation. According to the U.S. Bureau of Labor Statistics, the inflation rate in the U.S. before seasonal adjustment for the 12-month period ending March 2026, as measured by the Consumer Price Index for All Urban Consumers, was 3.3%, as compared to 2.4% for the 12-month period ending March 2025. According to the United Kingdom (U.K.) Office for National

Statistics, the Consumer Prices Index including owner occupiers’ housing costs rose 3.4% for the 12 months through March 2026, the same as for the 12 months through March 2025.

The most recent events around the Strait of Hormuz have caused oil prices to rise, which the Company believes has increased upward pressure on inflation, especially in the U.K.

Generally, inflation reduces the real value of money over time. For obligors whose payments the Company insures, inflation can mean that the real value of their fixed debt payments decreases, potentially making it relatively easier for obligors to service these fixed-rate debts and less likely for them to default. However, if inflation increases operating expenses and revenues or incomes do not keep pace, obligors may find it more difficult to make their payment obligations, even if nominal debt payments remain unchanged. Higher inflation can also lead to tighter monetary policies, which are actions taken by sovereign central banks to reduce the amount of money circulating in the economy, including raising interest rates, which can make refinancing or servicing debt more difficult. In addition, consumer price inflation in the U.K. affects reported net par outstanding for certain U.K. exposures with $24.0 billion of net par outstanding as of March 31, 2026, and also affects projected future installment premiums on the portion of such exposure that pays at least a portion of the premium on an installment basis over the term of the exposure.

The Company’s U.K. bulk purchase annuity (pension risk transfer, PRT) reinsurance business is also subject to U.K. inflation, as the annuity payments under such transactions are typically adjusted for changes in U.K. consumer price or retail price indices, meaning that the projected benefit obligations the Company reinsures increase in an inflationary environment, which in turn can increase the Company’s benefit payments under those reinsurance contracts. The Company holds inflation-linked assets, including index-linked gilts and inflation swaps, to mitigate this inflation exposure.

Interest Rates. The federal funds rate is the rate at which U.S. banks lend to and borrow from each other, is the benchmark for most U.S. interest rates, and tends to influence U.S. mortgage rates. As the federal funds rate decreases, interest rates, including mortgage rates, tend to decrease. From September 2024 through December 2025, the Federal Open Market Committee (FOMC) lowered the federal funds rate from a target range of 5.25% to 5.50% to a range of 3.50% to 3.75%. Most recently, at its April 2026 meeting, the FOMC held the federal funds rate at a target range of 3.50% to 3.75%, stating that it is strongly committed to supporting maximum employment and returning inflation to its 2% objective.

From 2024, the Bank of England’s Monetary Policy Committee (MPC) took actions similar to those of the FOMC to spur economic growth. As inflationary pressures eased and the U.K. economy showed signs of stagnation or mild recession, the MPC kept the Bank of England base rate (Bank Rate) unchanged for most of 2024, before beginning to decrease the Bank Rate in August 2024. In 2025 and early 2026, with inflation being closer to the MPC’s target level and economic growth slowed, the MPC further lowered the Bank Rate several times. As of April 30, 2026, the Bank Rate stood at 3.75%, down from a high of 5.25% in mid-2024.

The level and direction of change of interest rates and credit spreads impact the Company in numerous ways. On the one hand, lower interest rates may increase the fair value of fixed-maturity securities currently held in the Company’s investment portfolio, encourage municipal and infrastructure bond issuance and positively impact the finances of some of the obligors whose payments the Company insures. On the other hand, lower interest rates may decrease the base on which the Company charges up-front premium on most new municipal and infrastructure bond transactions and may also decrease amounts the Company can earn on securities newly acquired for its investment portfolio. Lower interest rates also are often accompanied by narrower credit spreads, which may also decrease the level of premiums the Company can charge for its FG transactions.

The most recent events around the Strait of Hormuz have caused oil prices to rise, which the Company believes has increased upward pressure on interest rates, especially in the U.K.

Credit Spreads. The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company’s largest financial guaranty insurance market, U.S. public finance. The MMD rate averaged 4.30% for the quarter ended March 2026, higher than the 4.18% average rate for the quarter ended December 2025 and higher than the 4.04% average rate for the quarter ended March 2025. Meanwhile, the difference, or credit spread, between the 30-year BBB rated general obligation relative to the 30-year AAA MMD averaged 84 basis points (bps) for the quarter ended March 2026, which is narrower compared to the 88 bps average for the quarter ended December 2025 and narrower compared to the 90 bps average for the quarter ended March 2025. The Company believes that wider spreads could permit it to increase its premium rates on new business.

U.S. Residential Mortgage Rates. According to Freddie Mac, the 30-year fixed-rate mortgage rate averaged 6.38% for the week ending March 26, 2026, lower than the 30-year mortgage rate average of 6.65% from one year ago. The National Association of Realtors reported that there was a 3.6% decrease in year-over-year existing-home sales from March 2025 to March 2026, and that the median existing-home sales price increased 1.4% from March 2025 ($403,100) to March 2026 ($408,800).

Higher housing prices may benefit distressed residential mortgage-backed securities (RMBS) the Company insures.

Foreign Exchange Rates. For the quarter ended March 31, 2026, the exchange rates between the pound sterling and the U.S. dollar and between the euro and the U.S. dollar traded in a tight range, both finishing the quarter near where they started.

The Company is subject to foreign exchange risk in several areas of its business. First, with respect to the financial guaranty business, the Company guarantees non-U.S. obligations denominated primarily in pound sterling and euros, and also invests in pound sterling and euro denominated investments. Second, PRT reinsurance liabilities are denominated in pound sterling, along with the assets (after hedging) supporting this business. The impact of fluctuations in the pound sterling/U.S. dollar exchange rate on premiums receivable, financial guaranty loss reserves and PRT liabilities, along with any cross-currency derivatives, is reflected in the Company's consolidated statements of operations, while the impact of fluctuations in the pound sterling/U.S. dollar exchange rate on the Company’s investments classified as available-for-sale is reported in other comprehensive income.

Key Business Strategies

The Company continually evaluates its business strategies and is currently pursuing key business strategies in four areas: (i) growth of its insurance and asset management businesses; (ii) loss mitigation; (iii) enhancement of investment returns through alternative investments; and (iv) capital management.

Insurance and Asset Management Growth

The Company seeks to grow its core FG insurance business through new business production in established sectors and jurisdictions and by entering into new markets, lines and classes of business. In addition, the Company seeks to leverage its core credit competencies by expanding its business into additional revenue streams, such as annuity reinsurance and asset management, with the objective of diversifying its revenue streams and growing its net income.

FG Insurance Portfolio

The Company seeks to grow its FG insurance portfolio through new business production in each of its markets: public finance (including infrastructure) and structured finance. The Company believes high-profile defaults by municipal obligors, such as the Commonwealth of Puerto Rico (Puerto Rico), Detroit, Michigan and Stockton, California as well as events such as the COVID-19 pandemic have led to increased awareness of the value of bond insurance and stimulated demand for the product. The Company believes that demand for its insurance in this market will continue because, for those exposures that the Company guarantees, it undertakes the tasks of credit selection, analysis, negotiation of terms, surveillance and, if necessary, loss mitigation. The Company believes that its insurance: (i) encourages retail investors, who typically have fewer resources than the Company for analyzing municipal bonds, to purchase such bonds; (ii) enables institutional investors to operate more efficiently; and (iii) allows smaller, less well-known issuers to gain market access on a more cost-effective basis.

The low interest rate environment and tight U.S. municipal credit spreads from when the financial crisis began in 2008 through early 2020 dampened demand for bond insurance compared with the levels before the financial crisis. After the onset of the COVID-19 pandemic in early 2020, credit spreads initially widened as a result of market concerns about the impact of the COVID-19 pandemic on some municipal credits, thereby improving demand for FG insurance even in a low interest rate environment, before narrowing again in 2022. The Company believes that, over time, wider credit spreads may improve demand for bond insurance.

In certain segments of the non-U.S. infrastructure and global structured finance markets, the Company believes its financial guaranty product is competitive with other financing options. In the infrastructure market, the Company’s financial guaranty can enhance the insured obligation’s rating, lower the cost of long-term funding, and enhance the liquidity and transferability of debt obligations. Certain investors may receive advantageous capital requirement treatment with the addition of the Company’s financial guaranty. The Company considers its involvement in both infrastructure and structured finance transactions to be beneficial because such transactions diversify both the Company’s business opportunities and its risk profile beyond U.S. public finance. The timing of new business production in the infrastructure and structured finance sectors is influenced by typically long lead times and therefore production may vary from period to period.

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	First Quarter 2026	First Quarter 2025 (2)	Year Ended December 31, 2025
	(dollars in billions, except number of issues and percentages)
Par:
New municipal bonds issued	$129.0	$118.6	$570.3
Total insured	$7.7	$7.3	$42.9
Insured by Assured Guaranty	$4.1	$4.7	$25.1
Number of issues:
New municipal bonds issued	1,867	1,882	9,372
Total insured	350	383	1,809
Insured by Assured Guaranty	180	222	908
Bond insurance market penetration based on:
Par	6.0%	6.2%	7.5%
Number of issues	18.7%	20.4%	19.3%
Single A par sold	20.0%	21.3%	25.2%
Single A transactions sold	66.2%	69.2%	64.7%
$25 million and under par sold	24.3%	27.2%	24.2%
$25 million and under transactions sold	25.2%	26.6%	24.9%
____________________
(1)    Source: The amounts in the table are those reported by London Stock Exchange Group. The table excludes private placements and Corporate-CUSIP transactions insured by Assured Guaranty, certain of which the Company also considers to be public finance business.
(2)    The three-month period ended March 31, 2025 (first quarter 2025).

The Company seeks to expand its FG business geographically by entering new markets; in 2024, the Company opened new offices in Australia and Singapore. The Company has recently undertaken, and continues to undertake, several initiatives to broaden its insurance lines and classes of business, and improve the efficiency of its secondary market execution. For example, the Company has enhanced its structured finance new business production by developing fund finance into a flow business line. In addition, the Company is pursuing nonpayment insurance business strategies through internal and/or external growth opportunities.

Annuity Reinsurance

On January 21, 2026, the Company purchased all of the outstanding share capital in Warwick Company (UK) Limited (Warwick), which is the 100% indirect owner of Assured Life Re, formerly known as Warwick Re Limited, for a purchase price of $158 million, subject to certain post-closing adjustments (Assured Life Re Acquisition). Assured Life Re is a Class E long-term (life) reinsurance company incorporated and registered in Bermuda. Assured Life Re focuses on annuity reinsurance including U.K. PRT and U.S. multi-year guaranteed annuity (MYGA) transactions. The Company believes that the acquisition of the Assured Life Re platform will provide it with annuity business opportunities that complement its financial guaranty and asset management businesses, are consistent with its risk profile and benefit from its core competencies, including credit analysis and underwriting. The Assured Life Re Acquisition represents the Company’s first platform dedicated solely to the annuity reinsurance business.

The Company continues to investigate additional opportunities in the annuity reinsurance business and in other businesses in line with its risk profile and that would benefit from its core competencies.

Asset Management

The Company participates in the asset management business through its ownership interest in Sound Point, and does not directly manage investments for third parties. The Company’s ownership interest in Sound Point furthers its growth strategy of participating in a diversifying fee-based earnings stream independent of the risk-based premiums generated by its FG business.

Loss Mitigation

In an effort to avoid, reduce or recover losses and potential losses in its financial guaranty insurance portfolio, the Company employs a number of strategies.

In the public finance area, the Company believes its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other solutions, result in more favorable outcomes in distressed public finance situations than would be the case without its participation. This has been illustrated, for example, by the Company’s role in negotiating various agreements in connection with the restructuring of obligations of Puerto Rico and various obligations of its related authorities and public corporations, as well as Detroit, Michigan and Stockton, California. For public finance credits, the Company’s surveillance function monitors and proactively engages with the distressed credits to offer assistance aimed to improve operations and financial performance, including access to external consultants and other industry experts.

The Company also, from time to time and where appropriate, participates in litigation to enforce or defend its rights in its financial guaranty business. For example, the Company initiated a number of legal actions to enforce its rights with respect to obligations of Puerto Rico and various obligations of its related authorities and public corporations. In addition, the Company successfully defended claims brought by Lehman Brothers International (Europe) (in administration) (LBIE) and prevailed in its counterclaim against LBIE; following the exhaustion of LBIE’s appeals, the Company recognized a realized gain on credit derivatives in first quarter 2025 of $103 million, which represents the full satisfaction of the judgment it was awarded and its claims for attorneys’ fees, expenses and interest in connection with this litigation. See Item 1. Financial Statements, Note 8. Derivatives, for additional information.

The Company may also purchase attractively priced obligations, including below-investment-grade (BIG) obligations, that it has insured and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The fair value of Loss Mitigation Securities as of March 31, 2026 (excluding the value of the Company’s insurance) was $135 million.

The Company is, and for over a decade has been, working with the servicers of some of the U.S. RMBS transactions it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans to help improve the performance of the related RMBS.

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

Enhancement of Investment Returns Through Alternative Investments

The Company seeks to maintain an investment portfolio that supports the requirements of its insurance subsidiaries, strategic initiatives and liquidity needs, while maximizing the income it earns from such investments. In support of that goal, the Company aims to diversify the types of investments in its portfolio. Simultaneously with the Company’s acquisition of an ownership interest in Sound Point, AG engaged Sound Point as its sole alternative credit manager and transferred to Sound Point the management of certain existing alternative investments and related commitments. The Company expects to enhance its alternative investment opportunities and the return on its investments by investing $1 billion with Sound Point across multiple strategies, and establishing a long-term investment partnership with Sound Point pursuant to which AG has agreed to reinvest all returns of capital from Sound Point investments until July 1, 2038 and to reinvest all gains and dividends from Sound Point investments until July 1, 2025, and fifty percent of such gains and dividends thereafter until July 1, 2033. See Item 1. Financial Statements, Note 9. Investments, for a description of the alternative investments agreement with Sound Point.

Capital Management

The Company’s capital management strategy is designed to efficiently allocate and utilize capital across the Assured Guaranty group in order to optimize outcomes for rating agency assessments, regulatory compliance and the Company’s own strategic initiatives and risk management requirements. The Company believes this disciplined approach to capital management supports the long-term stability and strength of Assured Guaranty, enabling it to advance its financial guaranty, annuity reinsurance and asset management businesses, and other corporate strategies. Assured Guaranty seeks to enhance financial flexibility and resiliency by proactively managing its capital and aligning resources with its business objectives and stakeholder interests.

Since the launch of its share repurchase program in 2013, the Company has returned $6.0 billion of excess capital to its shareholders by repurchasing 81% of its common shares outstanding at the beginning of the program.

Summary of Share Repurchases

	Amount (1)	Number of Shares	Average price per share (1)
	(in millions, except per share data)
2013 - 2025	$5,863	156.09	$37.56
2026 (January 1 - March 31)	75	0.88	85.58
2026 (April 1 - May 6)	29	0.35	82.67
Cumulative repurchases since the beginning of 2013	$5,967	157.32	37.93
____________________
(1)    Excludes commissions.

As of May 6, 2026, the Company was authorized to repurchase an additional $147 million of its common shares.

As part of its overall capital management strategy, the Company regularly evaluates the level of its share repurchase program on a quarter-to-quarter basis, including alternative uses of available capital. The Company currently plans to reduce its share repurchases to a target of $30 million of its common shares over the next three months in order to use a portion of its available capital to support growth opportunities in its financial guaranty insurance and annuity reinsurance businesses, in addition to other strategic considerations.

The timing, form and amount of any future share repurchases will be determined at the Company’s discretion and will depend on various factors, including alternative uses for capital, the Company’s regulatory capital position, rating agency capital considerations, availability of cash at the parent company, market conditions and legal and regulatory requirements. Any such share repurchases may be made from time to time through open‑market purchases or privately negotiated transactions, and there can be no assurance of the amount of share repurchases that will occur in the future.

As of March 31, 2026, the estimated accretive effect of the cumulative repurchases of common shares since the beginning of 2013 was approximately: $68.14 per share in shareholders’ equity attributable to AGL, $71.47 per share in adjusted operating shareholders’ equity and $118.28 per share in adjusted book value (ABV).

The Company considers the appropriate mix of debt and equity in its capital structure. The Company may in the future choose to issue new debt or redeem or purchase its existing debt. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies.”

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to the Company’s 2025 Annual Report on Form 10-K.

The primary drivers of volatility in the Company’s net income include: loss and loss adjustment expense (LAE), changes in fair value of certain alternative investments, derivatives, FG VIEs, CIVs, trading securities and committed capital securities (CCS), as well as foreign exchange gains (losses), the level of refundings of insured obligations, the effects of any large transactions, settlements, commutations and loss mitigation strategies, among other factors. Changes in laws and regulations, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.

Financial Performance of Assured Guaranty

Financial Results

	First Quarter
	2026	2025
	(in millions, except per share amounts)
GAAP
Net income (loss) attributable to AGL	$88	$176
Net income (loss) attributable to AGL per diluted share	$1.91	$3.44
Weighted average diluted shares	45.4	50.7

Non-GAAP (1)
Adjusted operating income (loss)	$115	$162
Adjusted operating income per diluted share	$2.50	$3.18
Weighted average diluted shares	45.4	50.7

Components of total adjusted operating income (loss)
Financial Guaranty segment	$102	$168
Annuity Reinsurance segment	—	—
Asset Management segment	44	12
Corporate division	(15)	(20)
Other (2)	(16)	2
Adjusted operating income (loss)	$115	$162

Financial Guaranty Segment
Gross written premiums (GWP)	$70	$35
Present value of new business production (PVP) (1)	73	39
Gross par written	7,511	5,002

	As of March 31, 2026		As of December 31, 2025
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$5,542	$124.28	$5,663	$125.32
Adjusted operating shareholders’ equity (1)	5,735	128.61	5,729	126.78
ABV (1)	8,416	188.74	8,424	186.43
Common shares outstanding (3)	44.6		45.2
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
(3)    See “— Overview — Key Business Strategies — Capital Management” above for information on common share repurchases.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended March 31,
	2026	2025
	(in millions)
Revenues:
Net earned premiums	$82	$91
Net investment income	92	87
Net realized investment gains (losses)	(15)	(16)
Fair value gains (losses) on derivatives	2	104
Fair value gains (losses) on CCS	6	2
Gains (losses) on FG VIEs	(5)	1
Fair value gains (losses) on CIVs	9	19
Foreign exchange gains (losses) on remeasurement	(19)	37
Fair value gains (losses) on trading securities	6	1
Asset management revenues	94	5
Other income (loss)	9	14
Total revenues	261	345
Expenses:
Loss and LAE (benefit)	17	40
Benefit expense for annuity reinsurance contracts	7	—
Interest expense	22	22
Amortization of deferred acquisition costs (DAC)	5	5
Employee compensation and benefit expenses	63	60
Asset management expenses	68	4
Other operating expenses	45	38
Total expenses	227	169
Income (loss) before income taxes and equity in earnings (losses) of investees	34	176
Equity in earnings (losses) of investees	31	53
Income (loss) before income taxes	65	229
Less: Provision (benefit) for income taxes	(20)	44
Net income (loss)	85	185
Less: Noncontrolling interest (NCI)	(3)	9
Net income (loss) attributable to Assured Guaranty Ltd.	$88	$176

Effective tax rate	(31.5)%	18.9%

First Quarter 2026 Compared with First Quarter 2025

Net income attributable to AGL for first quarter 2026 was lower compared with first quarter 2025 primarily due to the following:

•a fair value gain on credit derivatives related to the resolution of the LBIE litigation of $103 million in first quarter 2025,
•foreign exchange losses on remeasurement of $19 million in first quarter 2026, compared with gains of $37 million in first quarter 2025, and
•lower equity in earnings of investees in first quarter 2026, primarily due to losses generated by the Company’s investment in a collateralized loan obligation (CLO) fund.

These decreases were partially offset by:

•a discrete tax benefit of $33 million in first quarter 2026 resulting from the enactment of the U.K. Finance Act 2026, which clarified that certain Bermuda pre-regime deferred taxes are excluded from covered taxes under the Pillar Two global minimum tax framework,
•the increase of $25 million in performance fees (net of related expenses) due to the impact of the payout of carried interest from the sale of the underlying asset in a single-asset fund in first quarter 2026, and
•a lower loss and LAE in first quarter 2026 of $17 million, compared with a loss and LAE of $40 million in first quarter 2025.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries in the jurisdiction in which they are taxed, with U.S. subsidiaries and foreign subsidiaries that have made an election to be a U.S. taxpayer taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 25%, the French subsidiary taxed at the French marginal corporate tax rate of 25%, and AG Re and Cedar Personnel Ltd. taxed at the Bermuda marginal corporate tax rate of 15% starting January 1, 2025. See Item 1. Financial Statements, Note 12. Income Taxes.

The following tables present pre-tax income by jurisdiction.

Pre-tax Income (Loss) by Tax Jurisdiction

	First Quarter
	2026	2025
	(in millions)
U.K.	$(8)	$(9)
Foreign:
U.S.	$67	$194
Bermuda	10	46
France	(4)	(2)
Total	$65	$229

Adjusted Operating Income

Adjusted operating income in first quarter 2026 was $115 million, compared with $162 million in first quarter 2025. The decrease was primarily due to a $103 million gain related to the resolution of the LBIE litigation in first quarter 2025 and a decrease of $22 million of equity in earnings of investees in first quarter 2026, primarily due to losses generated by the Company’s investment in a CLO fund, offset in part by a $33 million discrete tax benefit resulting from the enactment of the U.K. Finance Act 2026, a $25 million increase in performance fees, net of related expenses, due to the impact of the payout of carried interest from the sale of the underlying asset in a single-asset fund in first quarter 2026 and a $23 million decrease in loss expense in the public finance sector in first quarter 2026. See “— Results of Operations — Reconciliation to GAAP” for the reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

Book Value and ABV

Shareholders’ equity attributable to AGL as of March 31, 2026 decreased compared with December 31, 2025, primarily due to unrealized losses on the investment portfolio, share repurchases and dividends, partially offset by net income. Adjusted operating shareholders’ equity increased primarily due to adjusted operating income, partially offset by share repurchases and dividends. ABV decreased primarily due to share repurchases, dividends and loss development, partially offset by adjusted operating income, GWP and the accretive effect of Assured Life Re Acquisition. See “— Non-GAAP Financial Measures” below for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and ABV.

On a per share basis, shareholders’ equity attributable to AGL decreased primarily due to unrealized losses on the investment portfolio. Adjusted operating shareholders’ equity and ABV increased as of March 31, 2026 compared with December 31, 2025, due, in part, to the accretive effect of the share repurchase program and Assured Life Re Acquisition. See “— Non-GAAP Financial Measures” for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders’ equity and ABV.

Other Matters

Middle East Conflict

The Company’s surveillance and treasury functions reviewed the Company’s insurance and investment portfolios for exposure to the Middle East and identified no material direct exposure to the area. The Company’s direct insurance exposure to the area is generally limited to funded and unfunded commitments to fund finance facilities. When fund finance facilities are launched, they obtain aggregate commitments across numerous investors in the fund. For certain facilities guaranteed by the Company, a small minority of investors, generally sovereign wealth funds and pensions, are domiciled in the Middle East. Fund finance facilities guaranteed by the Company are always overcollateralized with uncalled capital commitments exceeding borrowings, and defaults of Middle East investors alone cannot cause a loss. Such facilities have additional mitigants, including the ability to call on performing investors to cover the obligations of defaulting investors and rights to sell defaulting positions to other investors at a discount. The Company rates all such insurance exposure investment grade.

The most recent events around the Strait of Hormuz have caused oil prices to rise, which the Company believes has increased upward pressure on interest rates and inflation, especially in the U.K. For information on the impact on the Company of any future increases in interest rates and inflation, see “ — Overview — Economic Environment — Inflation" and " — Interest Rates.”

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

The Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no material direct exposure to Ukraine or Russia. In fact, the Company’s direct insurance exposure to Eastern Europe generally is limited to $196 million in net par outstanding as of March 31, 2026, consisting of the sovereign debt of Poland. The Company rates this exposure investment grade.

2026 U.S. Operation in Venezuela

On January 3, 2026, the U.S. executed an operation within Venezuela apprehending President Nicolas Maduro and his wife Cilia Flores who were taken to New York City and indicted in the U.S. Southern District Court of New York on several charges related to narcoterrorism. In light of this development, the Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no direct exposure to Venezuela. The Company’s direct insurance exposure to South America is generally limited to $132 million in net par outstanding as of March 31, 2026, consisting of infrastructure finance in Colombia and Chile. The Company rates these exposures investment grade.

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

•Expected loss to be paid (recovered);
•Liabilities for future policy benefits;
•Acquisition date fair values of Assured Life Re’s assets and liabilities;
•Fair value of certain assets and liabilities, primarily:
•Investments (primarily alternative investments)
•Assets and liabilities of FG VIEs
•Derivatives;
•Impairments of equity method investments and credit allowances for financial instruments; and
•Income tax assets and liabilities, including the recoverability of all deferred tax assets (liabilities) and in particular the Bermuda deferred tax asset recorded in 2023.

See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, of the Company’s 2025 Annual Report on Form 10-K for the Company’s significant accounting policies which includes a reference to the applicable note where further details regarding the significant estimates and assumptions are provided, as well as Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2025 Annual Report on Form 10-K for further details regarding the sensitivity analyses.

Results of Operations by Segment

The Company analyzes the operating performance of each segment using each segment’s adjusted operating income as described in Item 1. Financial Statements, Note 3. Segment Information.

Financial Guaranty Segment Results

Financial Guaranty Segment Results

	First Quarter
	2026	2025
	(in millions)
Segment revenues
Net earned premiums and credit derivative revenues	$86	$134
Net investment income	88	86
Foreign exchange gains (losses) on remeasurement	(1)	4
Fair value gains (losses) on trading securities	6	1
Other income (loss)	3	14
Total segment revenues	182	239
Segment expenses
Loss expense (benefit)	17	(23)
Amortization of DAC	5	5
Employee compensation and benefit expenses	54	52
Other operating expenses	31	30
Total segment expenses	107	64
Equity in earnings (losses) of investees	8	30
Segment adjusted operating income (loss) before income taxes	83	205
Less: Provision (benefit) for income taxes	(19)	37
Segment adjusted operating income (loss)	$102	$168

Net Earned Premiums and Credit Derivative Revenues

Premiums are earned over the contractual lives, or in the case of insured obligations backed by homogeneous pools of assets, the remaining expected lives, of FG insurance contracts. The Company periodically estimates remaining expected lives of its insured obligations backed by homogeneous pools of assets and makes prospective adjustments for such changes in expected lives. Scheduled net earned premiums decrease each year unless replaced by a higher amount of new business or books of business acquired in business combinations. See Item 1. Financial Statements, Note 6. Contracts Accounted for as Financial Guaranty Insurance, Premiums, for additional information.

Net earned premiums due to accelerations are attributable to changes in the expected lives of insured obligations driven by: (i) refundings of insured obligations; or (ii) terminations or modifications of insured obligations either through negotiated agreements or the exercise of the Company’s contractual rights to make claim payments on an accelerated basis.

Refundings occur in the public finance market when municipalities and other public finance issuers pay down insured obligations prior to their originally scheduled maturities. Refundings tend to increase when issuers can refinance their debt obligations at lower rates than they are currently paying. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When issuers pay down insured obligations, the Company is no longer on risk for payment defaults and therefore accelerates the recognition of any remaining nonrefundable deferred premium revenue. The amortization of the Company’s outstanding book of business along with the previously high levels of refunding activity and the higher interest rate environment have led to a lower volume of refunding opportunities over the last several years.

Terminations are generally negotiated agreements with beneficiaries resulting in the extinguishment of the Company’s FG insurance obligation. Terminations have historically been more common in the structured finance sector but may also occur in the public finance sector. While each termination may have different terms, they all result in the expiration of the Company’s insurance risk, the acceleration of the recognition of the associated deferred premium revenue and the reduction of any remaining premiums receivable.

Financial Guaranty Segment
Net Earned Premiums and Credit Derivative Revenues

	First Quarter
	2026	2025
	(in millions)
Net earned premiums:
FG insurance:
Public finance
Scheduled net earned premiums (1)	$70	$68
Refundings, terminations and modifications	(7)	5
Total public finance	63	73
Structured finance
Scheduled net earned premiums (1)	17	17
Accelerations	1	—
Total structured finance	18	17
Specialty insurance and reinsurance	2	1
Total net earned premiums	83	91

Credit derivative revenues	3	43
Total net earned premiums and credit derivative revenues	$86	$134
____________________
(1)    Includes accretion of discount.

Net earned premiums and credit derivative revenues decreased in first quarter 2026 compared with first quarter 2025 primarily due to credit derivative revenues related to the resolution of the LBIE litigation in first quarter 2025 (see Item 1. Financial Statements, Note 8. Derivatives) and negative refundings, terminations and modifications in first quarter 2026, which was a result of a significant modification of a large long-dated financial guaranty transaction, which was accounted for as an extinguishment of the old policy and a recording of the corresponding replacement policy. As of March 31, 2026, $3.6 billion of net deferred premium revenue remained to be earned over the life of the FG insurance contracts.

New Business Production

Gross Written Premiums and New Business Production

	First Quarter
	2026	2025
	(in millions)
GWP
Public finance—U.S.	$48	$25
Public finance—non-U.S.	8	(1)
Structured finance—U.S.	6	7
Structured finance—non-U.S.	8	4
Total GWP	$70	$35
PVP (1):
Public finance—U.S.	$48	$25
Public finance—non-U.S.	8	7
Structured finance—U.S.	7	2
Structured finance—non-U.S.	10	5
Total PVP	$73	$39
Gross Par Written (1):
Public finance—U.S.	$3,957	$4,269
Public finance—non-U.S.	92	197
Structured finance—U.S.	1,534	121
Structured finance—non-U.S.	1,928	415
Total gross par written	$7,511	$5,002
____________________
(1)    PVP and Gross Par Written in the table above are based on “close date,” when the transaction settles. See “— Non-GAAP Financial Measures — PVP or Present Value of New Business Production.” PVP was discounted at 4.5% and 5.0% in first quarter 2026 and first quarter 2026, respectively.

GWP relates to FG insurance and reinsurance contracts for both FG and specialty business. FG insurance and reinsurance GWP includes: (i) amounts collected upfront on new business written; (ii) the present value of future contractual or expected premiums on new financial guaranty business written (discounted at risk-free rates); and (iii) the effects of changes in the estimated premium or lives of certain transactions in the in-force book of business. Specialty business GWP is recorded as premiums are due. Credit derivatives are accounted for at fair value and therefore not included in GWP. PVP and gross par written include the present value of future gross revenues and exposure, respectively, associated with a financial guaranty written by the Company that, under GAAP, is accounted for under Accounting Standards Codification (ASC) 460, Guarantees.

The non-GAAP financial measure, PVP, includes upfront premiums and the present value of expected future installments on new business at the time of issuance, discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, for all contracts regardless of form or accounting model. See “— Non-GAAP Financial Measures” below.

U.S. public finance GWP and PVP include transactions closed in both the primary and secondary markets. U.S. public finance GWP and PVP were nearly double in first quarter 2026 compared with first quarter 2025, primarily due to healthcare and infrastructure finance transactions that were written in first quarter 2026. While GWP and PVP both increased in first quarter 2026, compared with first quarter 2025, gross par written in first quarter 2026 decreased compared with first quarter 2025.

The Company’s primary par written represented 53% of the total U.S. municipal market insured par sold in first quarter 2026, compared with 64% in first quarter 2025, and the Company’s penetration of all municipal issuance was 3.2% in first quarter 2026 compared with 3.9% in first quarter 2025.

Non-U.S. public finance GWP and PVP in first quarter 2026 included a secondary local authority transaction in the U.K. annual extensions of liquidity facilities, and a primary social housing transaction in France, marking the Company’s inaugural primary guarantee in the social housing market within the European Union.

U.S. and non-U.S. structured finance GWP and PVP in first quarter 2026 were primarily attributable to fund finance and financial guarantees for life insurance capital management purposes.

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

Contingent value instruments (CVIs) issued by Puerto Rico and received as part of the resolution of defaulting Puerto Rico exposures in 2022 are classified as trading with changes in fair value reported in “fair value gains (losses) on trading securities” in the condensed consolidated statements of operations. The fair value of remaining CVIs as of March 31, 2026 and December 31, 2025 was $119 million and $114 million, respectively.

Equity method investments in the Financial Guaranty segment include certain alternative investments. The income (loss) on such investments is reported in “equity in earnings (losses) of investees” and typically represents the Company’s share of earnings of its investees. As part of a stock redemption that occurred in the third quarter of 2025, certain alternative investments were distributed to AGMH, whose results are reported in the Corporate division.

Financial Guaranty Segment
Income from Investments

	First Quarter
	2026	2025
	(in millions)
Net investment income
Fixed-maturity securities, available-for-sale	$79	$75
Short-term investments	7	9
Intercompany loans	2	2
Other invested assets	1	1
Investment income	89	87
Investment expenses	(1)	(1)
Net investment income	$88	$86

Fair value gains (losses) on trading securities	$6	$1

Equity in earnings (losses) of investees
CLOs	$(11)	$8
Private healthcare investing	12	12
Asset-based/specialty finance	6	9
Commercial real estate finance	1	—
Other	—	1
Equity in earnings (losses) of investees	$8	$30

Net investment income for first quarter 2026 increased compared with first quarter 2025, primarily due to a shift in the portfolio to higher yielding corporate securities, offset in part by $8 million of lower income from CLOs and Loss Mitigation Securities. Short-term investment income declined as a result of lower short-term interest rates and lower short-term average investment balances. The Company’s overall pre-tax book yield of available-for-sale fixed-maturity securities and short-term investments was 4.78% as of March 31, 2026 and 4.58% as of March 31, 2025.

Equity in earnings (losses) of investees for first quarter 2026 decreased compared with first quarter 2025, primarily due to losses in a CLO fund.

Other Income (Loss)

The decrease in “other income (loss)” in first quarter 2026 was primarily related to additional income in first quarter 2025 associated with the workout and purchase of bonds issued by a U.K. regulated utility to which the Company has insured exposure.

Economic Loss Development (Benefit)

The insured portfolio includes policies accounted for under several different accounting models depending on the characteristics of the contract and the Company’s control rights. For a discussion of methodologies and significant estimates for expected loss to be paid (recovered), see Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Expected Loss to be Paid (Recovered), of the Company’s 2025 Annual Report on Form 10-K. The GAAP accounting policies for measurement and recognition for each type of contract are described in the notes listed below in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s 2025 Annual Report on Form 10-K:

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

Current risk-free rates are used to discount expected losses at the end of each reporting period. Therefore, changes in such rates from period to period affect economic loss development and loss and LAE. However, the effect of changes in discount rates is not indicative of actual credit impairment or improvement. The weighted average discount rates used to discount expected losses (recoveries) were 4.16% and 3.92% as of March 31, 2026 and December 31, 2025, respectively.

The composition of economic loss development (benefit) by accounting model and by sector is presented in the tables that follow, and the drivers of economic loss development (benefit) are discussed below.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		First Quarter
Accounting Model	March 31, 2026	December 31, 2025	2026	2025
	(in millions)
FG insurance	$129	$88	$44	$48
FG VIEs	12	13	—	—
Credit derivatives	—	—	—	(63)	(1)
Total	$141	$101	$44	$(15)

	(in billions)
Net exposure rated BIG	$8.64	$8.77
___________________________________________
(1)    Includes $63 million of recoveries related to the resolution of the LBIE litigation.

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	First Quarter 2026
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2025	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2026
	(in millions)
Public finance:
U.S. public finance	$(31)	$45	$(11)	$3
Non-U.S. public finance	126	2	—	128
Public finance	95	47	(11)	131
Structured finance:
U.S. RMBS	(54)	(2)	8	(48)
Other structured finance	60	(1)	(1)	58
Structured finance	6	(3)	7	10
Total	$101	$44	$(4)	$141

	First Quarter 2025
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2024	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2025
	(in millions)
Public finance:
U.S. public finance	$18	$29	$(12)	$35
Non-U.S. public finance	98	24	—	122
Public finance	116	53	(12)	157
Structured finance:
U.S. RMBS	(43)	(3)	9	(37)
Other structured finance	33	(65)	62	30
Structured finance	(10)	(68)	71	(7)
Total	$106	$(15)	$59	$150
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”

The effect of changes in the risk-free rates included in economic loss development (benefit) was a benefit of $4 million in first quarter 2026 and a loss of $5 million in first quarter 2025.

First Quarter 2026 Net Economic Loss Development

Public Finance: The economic loss development of $45 million for U.S. public finance exposures was primarily attributable to Brightline Trains Florida LLC and Puerto Rico Electric Power Authority (PREPA).

U.S. RMBS: The economic benefit for U.S. RMBS was $2 million and was primarily attributable to higher recoveries for charged-off second lien loans.

See Item 1. Financial Statements, Note 5. Expected Loss to be Paid (Recovered), for additional information.

First Quarter 2025 Net Economic Loss Development

Public Finance: The economic loss development of $29 million for U.S. public finance exposures was primarily attributable to PREPA. The economic loss development of $24 million for non-U.S. public finance exposures was primarily attributable to certain U.K. regulated utilities.

U.S. RMBS: The economic benefit for U.S. RMBS was $3 million and was primarily attributable to higher recoveries for charged-off second lien loans and improved performance in certain transactions.

Other Structured Finance: The benefit attributable to other structured finance of $65 million was primarily attributable to recoveries related to the resolution of the LBIE litigation (see Item 1. Financial Statements, Note 8. Derivatives).

Financial Guaranty Segment Loss Expense

The primary differences between net economic loss development and the amount reported as “loss and LAE (benefit)” in the condensed consolidated statements of operations are that loss and LAE (benefit): (i) considers deferred premium revenue in the calculation of loss reserves for FG insurance contracts; (ii) eliminates loss and LAE related to FG VIEs; and (iii) does not include estimated losses or benefits on credit derivatives.

For FG insurance contracts, each transaction’s expected loss to be expensed is compared with the deferred premium revenue of that transaction. Expected loss to be expensed represents past or expected future net claim payments that have not yet been expensed. Such amounts will be expensed in future periods as deferred premium revenue amortizes into income on FG insurance policies. Expected loss to be expensed is the Company’s projection of incurred losses that will be recognized in future periods, excluding accretion of discount. When the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in income for the amount of such excess. Therefore, the timing of loss recognition in income does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. Transactions acquired in business combinations or seasoned portfolios assumed from legacy FG insurers (particularly BIG transactions) generally have large deferred premium revenue balances. To the extent that a BIG transaction has a large deferred premium revenue, the difference between economic development and loss and LAE may be significant.

While expected loss to be paid (recovered) is an important measure that provides the present value of amounts that the Company expects to pay or recover in future periods regardless of accounting model, expected loss to be expensed is important because it represents the Company’s projection of net expected losses that will be recognized in the consolidated statements of operations in future periods as deferred premium revenue amortizes into income. For additional information on the expected timing of net expected losses to be expensed, see Item 1. Financial Statements, Note 6. Contracts Accounted for as Financial Guaranty Insurance.

The amount of Financial Guaranty segment loss expense, which includes losses on policies regardless of form, is a function of the amount of economic loss development discussed above and the deferred premium revenue amortization in a given period, on a contract-by-contract basis. The following table presents the Financial Guaranty segment loss expense (benefit).

Financial Guaranty Segment
Loss Expense (Benefit)

	First Quarter
	2026	2025
	(in millions)
U.S. public finance	$12	$36
Non-U.S. public finance	7	6
Structured finance:
U.S. RMBS	(1)	—
Other structured finance (1)	(1)	(65)
Structured finance	(2)	(65)
Total Financial Guaranty segment loss expense (benefit)	$17	$(23)
____________________
(1)    First quarter 2025 includes $63 million of recoveries in connection with the resolution of the LBIE litigation (see Item 1. Financial Statements, Note 8. Derivatives).

Annuity Reinsurance Segment Results

Annuity Reinsurance Segment Results

First Quarter
2026
(in millions)
Segment revenues:
Net investment income	$5
Fair value gains (losses) on derivatives	5
Total segment revenues (1)	10
Segment expenses:
Benefit expense for annuity reinsurance contracts (2)	7
Employee compensation and benefit expenses	2
Other operating expenses	2
Total segment expenses	11
Income (loss) before income taxes	(1)
Less: Provision (benefit) for income taxes	(1)
Segment adjusted operating income (loss)	$—
____________________
(1)    Segment revenues include $5 million related to PRT and $5 million related to MYGA.
(2)    Benefit expense for annuity reinsurance contracts includes $4 million related to PRT and $3 million related to MYGA.

On January 21, 2026, the Company entered the annuity reinsurance market through the acquisition of Warwick. See “— Overview — Key Business Strategies — Annuity Reinsurance.” Assured Life Re reinsures a block of PRT business, with future policy benefit reserves of $475 million, supported by a $594 million portfolio of fixed-maturity, short-term securities, cash, derivatives and other assets, as well as a block of MYGA business with a policyholder account value of $263 million, as part of a funds withheld coinsurance arrangement, for which the Company carries funds withheld receivable of $296 million.

The assets supporting the PRT contract primarily consist of U.S. and U.K. corporate and government bonds, including a portfolio of inflation-linked bonds, as well as derivatives which economically hedge the currency, inflation and interest rate mismatches between the PRT liabilities, which are long-dated inflation-linked obligations denominated in pounds sterling, and the investment portfolio which includes certain U.S. dollar denominated and non-inflation linked securities.

The MYGA policyholder account balances for annuity reinsurance contracts are supported by assets in a funds withheld arrangement with the cedant primarily consisting of mortgage and other asset-backed securities.

The Company also maintains $22 million of fixed-maturity securities for Assured Life Re’s own account. See Item 1. Financial Statements, Note 7. Annuity Reinsurance.

Asset Management Segment Results

Asset Management Segment Results

	First Quarter
	2026	2025
	(in millions)
Segment revenues	$118	$6
Less: Segment expenses	68	4
Equity in earnings (losses) of investees	6	13
Segment adjusted operating income (loss) before income taxes	56	15
Less: Provision (benefit) for income taxes	12	3
Segment adjusted operating income (loss)	$44	$12

Results in the table above primarily represent (i) equity in earnings (losses) of Sound Point $6 million in first quarter 2026 and $13 million in first quarter 2025 (Sound Point results are reported on a one quarter lag), net of the amortization of finite-lived intangible assets associated with the basis difference in Sound Point, and (ii) other asset management related income, including the impact of the payout of carried interest from the sale of the underlying asset in a single-asset fund.

Corporate Division Results

Corporate Division Results

	First Quarter
	2026	2025
	(in millions)
Revenues
Bargain purchase gain	$6	$—
Other	2	4
Total revenues	8	4
Expenses
Interest expense	24	24
Employee compensation and benefit expenses	7	8
Other operating expenses	12	8
Total expenses	43	40
Equity in earnings (losses) of investees	19	16
Adjusted operating income (loss) before income taxes	(16)	(20)
Less: Provision (benefit) for income taxes	(1)	—
Adjusted operating income (loss)	$(15)	$(20)

In connection with the Assured Life Re Acquisition, the Company recognized a provisional bargain purchase gain of $6 million. See Item 1. Financial Statements, Note 2. Assured Life Re Acquisition, for additional information.

Corporate division interest expense primarily relates to debt issued by the U.S. Holding Companies, and also includes intersegment interest expense. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies, Intercompany Loans Payable” for additional information. Equity in earnings of investees in first quarter 2026 and first quarter 2025 relates to certain legacy alternative investments.

Corporate division employee compensation and benefits expenses and other operating expenses are an allocation of expenses based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance including the Board’s expenses, legal fees and other direct or allocated expense. Other operating expenses were higher in first quarter 2026 compared to first quarter 2025 primarily due to higher professional fees related to Assured Life Re Acquisition.

Other (Effect of Consolidating FG VIEs and CIVs)

The effect of consolidating FG VIEs and CIVs and intersegment eliminations are presented in “other.” See Item 1. Financial Statements, Note 3. Segment Information.

As described in Item 1. Financial Statements, Note 10. Variable Interest Entities, the types of entities the Company consolidates when it is deemed to be the primary beneficiary primarily include: (i) FG VIEs; (ii) CIVs; and (iii) annuity reinsurance VIEs that have been established as part of coinsurance arrangements with cedants in the annuity reinsurance business to hold assets supporting assumed blocks of business. The Company eliminates the effects of intercompany transactions between its FG VIEs and CIVs and its FG insurance and asset management subsidiaries, as well as intercompany transactions between CIVs.

Consolidating FG VIEs (as opposed to accounting for the related FG insurance contracts in the Financial Guaranty segment) has a gross-up effect on the condensed consolidated financial statements, and includes: (i) the establishment of the FG VIEs’ assets and liabilities and related changes in fair value on the condensed consolidated financial statements; (ii) eliminating the premiums and losses/recoveries associated with the FG insurance contracts between the FG insurance subsidiaries and the FG VIEs; and (iii) eliminating the investment balances associated with the FG insurance subsidiaries’ purchases of the debt obligations of the FG VIEs.

Consolidating investment vehicles in which the Company invests (as opposed to accounting for them as equity method investments) has a significant effect on assets, liabilities and cash flows, and includes: (i) the establishment of the assets and liabilities of the CIVs, and related changes in fair value; (ii) eliminating the equity method investments of the FG insurance subsidiaries, and related equity in earnings (losses) of investees; and (iii) establishing NCI for amounts not owned by the Company. The economic effect of AG’s ownership interests in CIVs is presented in the Financial Guaranty segment as “equity in earnings (losses) of investees,” while the effect of CIVs is presented as separate line items (“fair value gains (losses) on consolidated investment vehicles” and “noncontrolling interest”) on a consolidated basis.

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

	First Quarter
	2026	2025
Effect on Financial Statement Line Item	(in millions)
Gains (losses) on FG VIEs (1)	$(5)	$1
Fair value gains (losses) on CIVs	9	19
Equity in earnings (losses) of investees (2)	(2)	(6)
Other (3)	(26)	(2)
Effect on income before tax	(24)	12
Less: Tax provision (benefit)	(5)	1
Effect on net income (loss)	(19)	11
Less: Effect on NCI (4)	(3)	9
Effect on net income (loss) attributable to AGL	$(16)	$2

By Type of VIE
FG VIEs	$—	$—
CIVs	(16)	2
Effect on net income (loss) attributable to AGL	$(16)	$2
____________________
(1)    Changes in fair value of the FG VIEs’ assets and liabilities reported in the statements of operations are attributable to factors other than (i) changes in the Company’s own credit risk on the FG VIEs’ liabilities with recourse; and (ii) unrealized gains and losses on available-for-sale fixed-maturity securities.
(2)    Represents the elimination of the equity in earnings (losses) of investees of the Company’s investments in certain alternative investments, primarily Sound Point funds.
(3)    Includes net earned premiums, net investment income, foreign exchange gains (losses) on remeasurement, intersegment asset management revenues, other income (loss) and loss and LAE (benefit).
(4)    Represents the proportion of consolidated FG VIEs and CIVs managed by Sound Point that is not attributable to the Company’s ownership interest.

Reconciliation to GAAP

Reconciliation of Net Income (Loss) Attributable to AGL
to Adjusted Operating Income (Loss)

	First Quarter 2026		First Quarter 2025
	Total	Per Diluted Share	Total	Per Diluted Share
	(in millions, except per share amounts)
Net income (loss) attributable to AGL	$88	$1.91	$176	$3.44
Less pre-tax adjustments:
Realized gains (losses) on investments	(15)	(0.33)	(16)	(0.30)
Non-credit impairment-related fair value gains (losses) on credit derivatives	(2)	(0.05)	(2)	(0.04)
Fair value gains (losses) of freestanding derivatives in the Annuity Reinsurance segment	(2)	(0.04)	—	—
Realized and unrealized fair value gains (losses) of the embedded derivative in funds withheld	(2)	(0.04)	—	—
Fair value gains (losses) on CCS	6	0.13	2	0.03
Foreign exchange gains (losses) on remeasurement of certain assets and liabilities	(18)	(0.39)	33	0.64
Total pre-tax adjustments	(33)	(0.72)	17	0.33
Less tax effect on pre-tax adjustments	6	0.13	(3)	(0.07)
Adjusted operating income (loss)	$115	$2.50	$162	$3.18

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $(5) and $1) included in adjusted operating income	$(16)	$(0.37)	$2	$0.05

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	First Quarter
	2026	2025
	(in millions)
Gross realized gains on sales of available-for-sale securities	$2	$3
Gross realized losses on sales of available-for-sale securities	(2)	(8)
Net foreign currency gains (losses)	1	(1)
Change in the allowance for credit losses and intent to sell	(16)	(10)
Net realized investment gains (losses)	$(15)	$(16)

Change in the allowance for credit losses for first quarter 2026 was primarily related to CLO equity tranches and in first quarter 2025 was primarily related to Loss Mitigation Securities.

Non-Credit Impairment-Related Unrealized Fair Value Gains (Losses) on Credit Derivatives

Changes in the fair value of credit derivatives occur because of changes in the Company’s own credit rating and credit spreads, collateral credit spreads, notional amounts, credit ratings of the referenced entities, expected terms, realized gains (losses) and other settlements, interest rates and other market factors. The components of changes in fair value of credit derivatives related to credit derivative revenues and changes in expected losses are included in Financial Guaranty segment results. Non-credit impairment-related changes in unrealized fair value gains and losses on credit derivatives are not included in adjusted operating income because they do not represent actual claims or losses and are expected to reverse to zero as the exposure approaches its maturity date. Changes in the fair value of the Company’s credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company’s statutory claims-paying resources, rating agency capital or regulatory capital positions. Unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods. Except for underlying credit impairment, which is recognized as loss expense in the Financial Guaranty segment, the fair value adjustments on credit derivatives in the insured portfolio are non-economic adjustments that reverse to zero over the remaining term of that portfolio. See Item 1. Financial Statements, Note 11. Fair Value Measurement, for additional information.

Fair Value Gains (Losses) of Freestanding Derivatives in the Annuity Reinsurance Segment

The Company purchases swaps and forwards to economically hedge foreign currency, interest rate and inflation risks in the annuity reinsurance business. These derivatives are freestanding and not in designated hedging relationships in accordance with GAAP. See Item 1. Financial Statements, Note 11. Fair Value Measurement, for additional information.

Realized and Unrealized Fair Value Gains (Losses) of the Embedded Derivative in Funds Withheld

The funds withheld arrangement includes the Company’s right to receive the total return on the assets supporting the funds withheld coinsurance agreement, which represents an embedded derivative. The fair value of this embedded derivative is included in funds withheld on the condensed consolidated balance sheets and the change in its fair value is based on the unrealized gains and losses of the underlying assets. The changes in fair value of the embedded derivative in funds withheld related to realized and unrealized gains and losses of the underlying investment portfolio are not included in adjusted operating income. See Item 1. Financial Statements, Note 11. Fair Value Measurement and “— Liquidity and Capital Resources — Investment Portfolio — Funds Withheld,” for additional information.

Fair Value Gains (Losses) on CCS

Fair value gains (losses) on CCS are heavily affected by, and in part fluctuate with, changes in market credit spreads and interest rates, and other market factors and are not expected to result in an economic gain or loss. See Item 1. Financial Statements, Note 11. Fair Value Measurement.

Foreign Exchange Gains (Losses) on Remeasurement

Foreign exchange losses of $18 million in first quarter 2026 and gains $33 million gain in first quarter 2025 were primarily related to certain assets and liabilities such as premiums receivables and insurance liabilities that are long term in nature. Foreign exchange gains and losses are mainly due to changes in the exchange rate of the pound sterling and, to a lesser extent, the euro relative to the U.S. dollar. Approximately 67% and 68% of gross premiums receivable, net of commissions payable, as of March 31, 2026 and December 31, 2025, respectively, are denominated in currencies other than the U.S. dollar. Premiums on European infrastructure and structured finance transactions typically are paid, in whole or in part, on an installment basis, whereas premiums on U.S. public finance transactions are often paid upfront. Future policy benefits for annuity reinsurance contracts are all denominated in pound sterling.

The following table presents the foreign exchange rates as of the balance sheet dates.

Foreign Exchange Rates
U.S. Dollar Per Foreign Currency

	As of March 31, 2026	As of December 31, 2025	As of March 31, 2025	As of December 31, 2024
Pound sterling	$1.323	$1.348	$1.292	$1.252
Euro	$1.155	$1.175	$1.082	$1.035

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

The Company’s management believes that many investors, analysts and financial news reporters use adjusted operating shareholders’ equity and/or ABV, each further adjusted to remove the effect of FG VIE and CIV consolidation, as the principal financial measures for valuing AGL’s current share price or projected share price and also as the basis of their decision to recommend, buy or sell AGL’s common shares and provides information that is necessary for analysts to calculate their estimates of Assured Guaranty’s financial results in their research reports on Assured Guaranty.

Adjusted operating income, further adjusted for the effect of FG VIE and CIV consolidation, enables investors and analysts to evaluate the Company’s financial results in comparison with the consensus analyst estimates distributed publicly by financial databases.

GAAP requires the Company to consolidate entities where it is deemed to be the primary beneficiary which include FG VIEs, which the Company does not own and where its exposure is limited to its obligation under the FG insurance contract, and certain CIVs in which subsidiaries invest.

The Company discloses the effect of FG VIE and CIV consolidation that is embedded in each non-GAAP financial measure, as applicable. The Company believes this information may also be useful to analysts and investors evaluating Assured Guaranty’s financial results. In the case of both the consolidated FG VIEs and the CIVs, the economic effect on the Company of each of the consolidated FG VIEs and CIVs is reflected primarily in the results of the Financial Guaranty segment.

The Company’s management and AGL’s Board of Directors use non-GAAP financial measures further adjusted to remove the effect of FG VIE and CIV consolidation when the consolidation effects are not consistent with the Company’s economic interest or exposure to those entities (which the Company refers to as its core financial measures), as well as GAAP financial measures and other factors, to evaluate the Company’s results of operations, financial condition and progress towards long-term goals. The Company uses core financial measures in its decision-making process and as a basis for establishing target levels and awards under the Company’s executive incentive compensation programs. The financial measures that the Company uses to help determine compensation are: (i) adjusted operating income per share, further adjusted to remove the effect of FG VIE and CIV consolidation (core operating income per share); (ii) adjusted operating shareholders’ equity per share, further adjusted to remove the effect of FG VIE and CIV consolidation (core operating shareholders’ equity per share); (iii) ABV per share, further adjusted to remove the effect of FG VIE and CIV consolidation (core ABV per share); (iv) core operating return on equity, which is calculated as core operating income divided by the average of core operating shareholders’ equity at the beginning and end of the period; and (v) PVP.

The following paragraphs define each non-GAAP financial measure disclosed by the Company and describe why it is useful. To the extent there is a directly comparable GAAP financial measure, a reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure is presented below.

Adjusted Operating Income

The Company’s management believes that adjusted operating income is a useful measure because it clarifies the understanding of the operating results of the Company and excludes certain items that, under U.S. GAAP, (i) may vary significantly from period to period due to near-term market conditions or are otherwise not directly comparable or reflective of the underlying performance of the Company’s business, (ii) result in asymmetrical accounting adjustments, and/or (iii) non-economic accounting adjustments. Adjusted operating income is defined as net income (loss) attributable to AGL, as reported under GAAP, adjusted for the following:

1)    Elimination of realized gains (losses) on investments that are recognized in net income (loss) attributable to AGL, except for gains and losses on securities classified as trading. The timing of realized gains and losses, which depends largely on market credit cycles, can vary considerably across periods. The timing of sales is largely subject to the Company’s discretion and influenced by market opportunities, as well as the Company’s tax and capital profile.

2)    Elimination of non-credit impairment-related fair value gains (losses) on credit derivatives that are recognized in net income (loss) attributable to AGL, which is the amount of fair value gains (losses) in excess of the present value of the expected estimated economic credit losses. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market interest rates, the Company’s credit spreads and other market factors and are not expected to result in an economic gain or loss.

3)    Elimination of changes in fair value of freestanding derivatives in the Annuity Reinsurance segment that economically hedge market movements in financial instruments and insurance liabilities (but are not in designated hedging relationships in accordance with GAAP). Certain mark-to-market movements of the hedged market risks are not reported in net income (loss) attributable to AGL, such as changes in the unrealized gains and losses on the available-for-sale investment portfolio due to fluctuations in exchange rates, and interest rates, and certain components of changes in insurance liabilities as a result of changes in interest rates. In addition, the timing of the recognition of mark-to-market movements as a result of inflation changes may not match the timing of the corresponding derivative gain and loss recognition.

4)    Elimination of the changes in fair value of the embedded derivative in funds withheld that are recognized in net income (loss) attributable to AGL related to realized and unrealized gains (losses) of the underlying investment portfolio, whose value may change significantly from period to period due to near term market conditions.

5)    Elimination of fair value gains (losses) on CCS that are recognized in net income (loss) attributable to AGL. Such amounts are affected by changes in market interest rates, the Company’s credit spreads, price indications on the Company’s publicly traded debt and other market factors and are not expected to result in an economic gain or loss.

6)    Elimination of foreign exchange gains (losses) on remeasurement of assets and liabilities such as net premium receivables and insurance liabilities that are long term in nature that are recognized in net income (loss) attributable to AGL. Long-dated receivables and insurance reserves represent the present value of future contractual or expected cash flows. Therefore, the current period’s foreign exchange remeasurement gains (losses) are not necessarily indicative of the total foreign exchange gains (losses) that the Company will ultimately recognize.

7)    Income tax allocated to the adjustments above.

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

Adjusted Operating Shareholders’ Equity and ABV

The Company’s management believes that adjusted operating shareholders’ equity is a useful measure because it excludes the fair value adjustments that are not expected to result in economic gain or loss. The Company’s management uses ABV, further adjusted to remove the effect of FG VIE and CIV consolidation, to measure the intrinsic value of the Company, excluding franchise value. The Company’s management believes that ABV is a useful measure because it enables an evaluation of the Company’s in-force premiums and revenues net of expected losses.

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

Adjusted operating shareholders’ equity is defined as shareholders’ equity attributable to AGL, as reported under GAAP, adjusted for the following:

1)    Elimination of non-credit impairment-related fair value gains (losses) on credit derivatives that are reported on the consolidated balance sheet, which is the amount of fair value gains (losses) in excess of the present value of the expected estimated economic credit losses. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

2)    Elimination of fair value gains (losses) on CCS that are reported on the consolidated balance sheet. Such amounts are affected by changes in market interest rates, the Company’s credit spreads, price indications on the Company’s publicly traded debt and other market factors and are not expected to result in an economic gain or loss.

3)    Elimination of unrealized gains (losses) on investments that are recorded as a component of accumulated other comprehensive income (AOCI). The AOCI component of the fair value adjustment on the investment portfolio is not deemed economic because the Company generally holds these investments to maturity and therefore would not result in an economic gain or loss.

4)    Elimination of the fair value of freestanding derivatives in the Annuity Reinsurance segment that economically hedge market movements in financial instruments and insurance liabilities (but are not in designated hedging relationships in accordance with GAAP), such as changes in fair value on derivatives that hedge fluctuations in foreign exchange, interest rates and inflation on the available-for-sale investment portfolio.

5)    Elimination of the unrealized gains (losses) of the underlying investments in funds withheld arrangements.

6)    Income tax allocated to the adjustments above.

ABV is adjusted operating shareholders’ equity, as defined above, further adjusted for the following:

1)    Elimination of deferred acquisition costs, net. These amounts represent net deferred expenses that have already been paid or accrued and will be expensed in future accounting periods.

2)    Addition of the net present value of estimated net future revenue. See below.

3)    Addition of deferred income on insurance contracts (including deferred profit liability and, in the case of FG insurance contracts, the amount of deferred premium revenue in excess of expected loss to be expensed, net of reinsurance).

4)    Income tax allocated to the adjustments above.

Shares outstanding as of the end of the reporting period are used to calculate adjusted operating shareholders’ equity per share and ABV per share.

The unearned premiums and revenues included in ABV will be earned in future periods, but actual earnings may differ materially from the estimated amounts used in determining current ABV due to changes in foreign exchange rates, prepayment speeds, terminations, modifications, credit defaults, changes in assumptions for or actual experience of the annuity insurance business and other factors.

Reconciliation of Shareholders’ Equity Attributable to AGL
to Adjusted Operating Shareholders’ Equity and ABV

	As of March 31, 2026		As of December 31, 2025
	Total	Per Share	Total	Per Share
	(dollars in millions, except share amounts)
Shareholders’ equity attributable to AGL	$5,542	$124.28	$5,663	$125.32
Less pre-tax adjustments:
Non-credit impairment-related fair value gains (losses) on credit derivatives	52	1.17	55	1.21
Fair value gains (losses) on CCS	28	0.62	22	0.48
Unrealized gains (losses) on investment portfolio	(304)	(6.80)	(149)	(3.28)
Fair value gains (losses) of freestanding derivatives in the Annuity Reinsurance segment	(3)	(0.07)	—	—
Fair value gains (losses) of the embedded derivative in funds withheld	1	0.01	—	—
Less taxes	33	0.74	6	0.13
Adjusted operating shareholders’ equity	5,735	128.61	5,729	126.78
Pre-tax adjustments:
Less: DAC	197	4.42	192	4.25
Plus: Net present value of estimated net future revenue	190	4.27	194	4.30
Plus: Net deferred revenues on insurance contracts	3,358	75.30	3,367	74.51
Plus taxes	(670)	(15.02)	(674)	(14.91)
ABV	$8,416	$188.74	$8,424	$186.43

Gain (loss) related to FG VIE and CIV consolidation included in:
Adjusted operating shareholders’ equity (net of tax provision (benefit) of $(2) and $2)	$(8)	$(0.19)	$8	$0.18
ABV (net of tax provision (benefit) of $(3) and $1)	(13)	(0.29)	3	0.07

Net Present Value of Estimated Net Future Revenue

The Company’s management believes that this amount is a useful measure because it enables an evaluation of the present value of estimated net future revenue for non-FG insurance contracts. This amount represents the net present value of estimated future revenue from these contracts (other than credit derivatives with net expected losses), net of reinsurance, ceding commissions and premium taxes.

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

PVP or Present Value of New Business Production

The Company’s management believes that PVP is a useful measure because it enables the evaluation of the value of new business production in the Financial Guaranty segment by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period as well as additional installment premiums and fees on existing contracts (which may result from supplements or fees or from the issuer not calling an insured obligation the Company projected would be called), regardless of form, which management believes GAAP GWP and changes in fair value of credit derivatives do not adequately measure. PVP in respect of contracts written in a specified period is defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums.

Future installment premiums are discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, other than certain fixed-maturity securities such as Loss Mitigation Securities. The discount rate is recalculated annually and updated as necessary. Under GAAP, financial guaranty installment premiums are discounted at a risk-free rate. Additionally, under GAAP, management records future installment premiums on FG insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be based upon a shorter period of time than the contractual term of the transaction.

Actual installment premiums may differ from those estimated in the Company’s PVP calculation due to factors including, but not limited to, changes in foreign exchange rates, prepayment speeds, terminations, amendments to policies, credit defaults or other factors that affect par outstanding or the ultimate maturity of an obligation.

Reconciliation of GWP to PVP

	First Quarter 2026					First Quarter 2025
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$48	$8	$6	$8	$70	$25	$(1)	$7	$4	$35
Less: Installment GWP and other GAAP adjustments (1)	14	8	6	8	36	2	(1)	6	4	11
Upfront GWP	34	—	—	—	34	23	—	1	—	24
Plus: Installment premiums and other (2)	14	8	7	10	39	2	7	1	5	15
PVP	$48	$8	$7	$10	$73	$25	$7	$2	$5	$39
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

Insured Portfolio

Financial Guaranty Exposure

The following tables present information in respect of the financial guaranty insured portfolio to supplement the disclosures and discussion provided in Item 1. Financial Statements, Note 4. Outstanding Exposure.

The following table presents the financial guaranty portfolio by sector, net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional FG insurance form) or the applicable accounting model (i.e., FG insurance, credit derivatives or FG VIE).

Financial Guaranty Portfolio
Net Par Outstanding by Sector

	As of March 31, 2026	As of December 31, 2025
Sector	(in billions)
Public finance:
U.S. public finance:
General obligation	$83.1	$82.3
Tax backed	36.0	36.1
Municipal utilities	31.6	31.4
Transportation	27.5	23.5
Healthcare	17.3	16.8
Infrastructure finance	11.2	15.1
Higher education	8.3	8.4
Renewable energy	0.2	0.2
Other public finance	1.2	1.2
Total U.S. public finance	216.4	215.0
Non-U.S. public finance:
Regulated utilities	23.0	23.5
Infrastructure finance	15.7	16.0
Sovereign and sub-sovereign	8.1	8.3
Renewable energy	1.6	1.7
Pooled infrastructure	1.1	1.1
Total non-U.S. public finance	49.5	50.6
Total public finance	265.9	265.6
Structured finance:
U.S. structured finance:
Insurance reserve financings and securitizations	4.4	4.4
RMBS	1.3	1.4
Fund finance facilities	0.8	0.1
Pooled corporate obligations	0.6	0.6
Financial products	0.4	0.4
Other structured finance	0.8	1.0
Total U.S. structured finance	8.3	7.9
Non-U.S. structured finance:
Fund finance facilities	2.5	1.6
Pooled corporate obligations	0.4	0.5
RMBS	0.2	0.2
Other structured finance	1.3	1.3
Total non-U.S. structured finance	4.4	3.6
Total structured finance	12.7	11.5
Total net par outstanding	$278.6	$277.1

Exposure to Puerto Rico

All of the Company’s insured exposure to various authorities and public corporations of Puerto Rico is rated BIG. The Company’s Puerto Rico net par and net debt service outstanding as of March 31, 2026 were $553 million and $632 million, respectively, compared with net par and net debt service outstanding as of December 31, 2025 of $553 million and $643 million, respectively.

As of March 31, 2026, the Company’s only remaining outstanding unresolved insured Puerto Rico exposure subject to a payment default was PREPA, to which the Company had net par and debt service outstanding of $464 million and $528 million, respectively. As of December 31, 2025, the Company’s PREPA net par and debt service outstanding were $464 million and $537 million, respectively. See “—Liquidity and Capital Resources—Insurance Subsidiaries, Financial Guaranty Policies” below and Item 1. Financial Statements, Note 5. Expected Loss to be Paid (Recovered), for more information.

The following table shows the scheduled amortization for PREPA. When PREPA defaults on its obligations, the Company is only required to pay the shortfall between the debt service due in any given period and the amount paid by PREPA; although in certain circumstances the Company may elect to pay such amounts on an accelerated basis.

Amortization Schedule of PREPA
Net Par Outstanding and Net Debt Service Outstanding
As of March 31, 2026

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2026 (April 1 - June 30)	$—	$2
2026 (July 1 - September 30)	106	114
2026 (October 1 - December 31)	—	1
Subtotal 2026	106	117
2027	106	122
2028	68	80
2029	39	47
2030	44	52
2031-2037	101	110
Total	$464	$528

Liquidity and Capital Resources

AGL and its U.S. Holding Companies

AGL directly owns (i) AG Re, an insurance company domiciled in Bermuda; and (ii) Assured Guaranty US Holdings Inc. (AGUS), a U.S. holding company with public debt outstanding. AGUS directly owns AGMH, a U.S. holding company with public debt outstanding. AGMH directly owns AG, an insurance company domiciled in Maryland. AGUS and AGMH are collectively referred to as the U.S. Holding Companies.

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

Long-Term Debt Obligations

The Company has outstanding long-term debt issued by the U.S. Holding Companies. See Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Long-Term Debt and Credit Facilities, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and “— Guarantor and U.S. Holding Companies’ Summarized Financial Information” below.

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of March 31, 2026	As of December 31, 2025
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
6.125% Senior Notes	6.125%	2028	$350	$350
3.15% Senior Notes	3.15%	2031	500	500
7% Senior Notes	6.40%	2034	200	200
3.6% Senior Notes	3.60%	2051	400	400
Series A Enhanced Junior Subordinated Debentures	3 month CME Term SOFR +2.64%	2066	150	150
AGUS long-term debt			1,600	1,600
AGUS - intercompany loans from:
AG	3.50%	2029	200	200
AGRO	5.00%	2035	20	20
AGUS intercompany loans			220	220
Total AGUS long-term debt and intercompany loans			1,820	1,820
AGMH
Junior Subordinated Debentures (1)	6.40%	2066	300	300
Total AGMH long-term debt			300	300
AGMH’s long-term debt purchased by AGUS (2)			(154)	(154)
U.S. Holding Company long-term debt			$1,966	$1,966
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

For more information, see the Company’s 2025 Annual Report on Form 10-K, Part II, Item 8. Financial Statements and Supplementary Data, Note 11, Long-Term Debt and Credit Facilities.

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

	As of March 31, 2026
	AGL	U.S. Holding Companies
	(in millions)
Assets, excluding investments in subsidiaries
Fixed-maturity securities (1)	$12	$13
Ownership interest in Sound Point	—	406
Other invested assets	—	203
Short-term investments and cash	26	99
Receivables from affiliates (2)	67	—
Dividend receivable from other subsidiaries	50	—
Other assets	1	29
Liabilities
Long-term debt	—	1,705
Loans payable to affiliates	—	220
Payable to affiliates (2)	21	15
Other liabilities	6	78
____________________
(1)    As of March 31, 2026, the weighted average durations of AGL’s and the U.S. Holding Companies’ fixed-maturity securities were 10.7 years and 1.3 years, respectively.
(2)    Primarily represents receivables and payables with non-guarantor subsidiaries.

	First Quarter 2026
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$—	$—
Expenses
Interest expense	—	24
Other expenses	12	5
Income (loss) before provision for income taxes and equity in earnings (losses) of investees	(12)	(29)
Equity in earnings (losses) of investees	—	25
Net income (loss) excluding investments in subsidiaries	(12)	(13)

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Selected Cash Flow Items

	First Quarter 2026
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from U.S. Holding Companies	$40	$—
Dividends received from other subsidiaries	30	79
Distributions from equity method investees (1)	—	17
Interest paid on long-term debt	—	(20)
Return of capital from other subsidiaries	12	—
Dividends paid to AGL	—	(40)
Dividends paid to AGL shareholders	(19)	—
Repurchases of common shares (2)	(75)	—
____________________
(1)    Includes distributions from Sound Point of $14 million and other alternative investments.
(2)    See Item 1. Financial Statements, Note 14. Shareholders’ Equity, for additional information about share repurchases and authorizations.

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

Insurance Subsidiaries

The Company has several FG insurance subsidiaries. AG is an insurance subsidiary domiciled in Maryland. As of August 1, 2024, AG owns: (i) AGUK, an insurance subsidiary domiciled in the U.K.; and (ii) AGE, an insurance company domiciled in France. AGUK and AGE are collectively referred to as the European Insurance Subsidiaries. AG Re is an insurance company domiciled in Bermuda that owns AGRO, an insurance company that is also domiciled in Bermuda.

The Company conducts its annuity reinsurance business through Assured Life Re, an insurance company domiciled in Bermuda which was acquired by the Company on January 21, 2026.

Sources and Uses of Funds

Liquidity of the insurance subsidiaries is primarily used to pay for:

•operating expenses,
•claims on the insured portfolio,
•annuity reinsurance benefits,
•dividends or other distributions to parent,
•reinsurance premiums,
•expansion of the insurance business, and
•capital investments in their own subsidiaries and in alternative investments.

Financial Guaranty

Management believes that the FG insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios. The Company generally targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. As of March 31, 2026, the Company intended to hold and had the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

Beyond the next twelve months, the ability of the operating subsidiaries to declare and pay dividends may be influenced by a variety of factors, including market conditions, general economic conditions and, in the case of the Company’s FG insurance subsidiaries, insurance regulations and rating agency capital requirements.

FG insurance policies issued provide, in general, that payments of principal, interest and other amounts insured generally may not be accelerated by the holder of the obligation. Amounts paid by the Company therefore are typically in accordance with the obligation’s original payment schedule, unless the Company accelerates such payment schedule, at its sole option. Premiums received on financial guaranty contracts are paid either upfront or in installments over the life of the insured obligations.

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. For example, the Company made substantial claim payments in 2022 and 2024 in connection with the resolution of certain defaulting Puerto Rico credits. The Company is continuing its efforts to resolve the one remaining unresolved Puerto Rico insured exposure that is in payment default, PREPA. The Company had $464 million in insured net par outstanding of PREPA obligations as of March 31, 2026. For more information, see Item 1. Financial Statements, Note 5. Expected Loss to be Paid (Recovered).

The terms of the Company’s credit default swap (CDS) contracts generally are modified from standard CDS contract forms approved by International Swaps and Derivatives Association, Inc. such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for its FG insurance contracts. The documentation for certain CDS was negotiated to require the Company to also pay if the obligor were to become bankrupt or if the reference obligation were restructured. Furthermore, some CDS documentation requires the Company to make a payment due to an event that is unrelated to the performance of the obligation referenced in the credit derivative. If events of default or termination events specified in the credit derivative documentation were to occur, the Company may be required to make a cash termination payment to its swap counterparty upon such termination. Any such payment would probably occur prior to the maturity of the reference obligation and be in an amount larger than the amount due for that period on a “pay-as-you-go” basis.

Annuity Reinsurance

The Company expects liquidity needs related to the annuity reinsurance business to be funded by cash flows generated by interest income, maturities and sales of invested assets and the underlying investments in funds withheld arrangements. Cash flow needs include operating expenses and benefit payments for PRT, which do not have stated maturity dates and generally terminate upon the death of the annuitant or annuitant’s spouse, as well as MYGA assumed liabilities, which have stated maturities of typically three to five years. The Company has made assumptions to determine the estimated undiscounted cash flows of the PRT policy benefits including longevity, inflation, expenses, investment returns and other assumptions. Actual cash flows may differ materially from these estimates if there is significant variation in these assumptions. Management believes that Assured Life Re has sufficient liquidity to meet the payments required under these obligations and engages in active asset liability monitoring and hedging activities to mitigate the risk associated with mismatches in asset and liability cash flows. The portfolio of investments supporting the Assured Life Re obligations primarily consists of investment grade fixed-maturity securities including liquid government, corporate and structured credit securities.

The Company may, from time to time, contribute additional capital to Assured Life Re depending on the amount of annuity liabilities it assumes in future reinsurance transactions.

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

Statements and Supplementary Data, Note 14, Insurance Company Regulatory Requirements, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the Company’s dividend restrictions applicable to AG, AG Re and AGRO.

Dividend restrictions by insurance subsidiary are as follows:

•Under Maryland’s insurance law, AG may, with prior notice to the Commissioner of its domiciliary regulator, the MIA, pay an ordinary dividend in an amount that, together with all dividends and distributions paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders’ surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. “Adjusted net investment income” means the sum of (x) AG’s net investment income during the 12-month period ending December 31 of the preceding year (excluding realized capital gains and pro rata distributions of its own securities), and (y) AG’s net investment income (excluding realized capital gains) from the three calendar years prior to the preceding calendar year that has not already been paid out as dividends. The maximum amount available during 2026 for AG to distribute as ordinary dividends is approximately $245 million of which approximately $72 million is available for distribution in the second quarter of 2026.

•The Company expects the amount of dividends available for distribution by AG Re in 2026 to be approximately $181 million. Based on applicable law and regulations, in 2026 AG Re has the capacity to declare and pay dividends in an aggregate amount up to 25% of the prior year total statutory capital and surplus (i.e., up to $292 million); provided that such payment cannot exceed AG Re’s unencumbered assets ($181 million as of March 31, 2026) or its statutory surplus ($268 million as of March 31, 2026). Additionally, in 2026 AG Re can make capital distributions in an aggregate amount up to $129 million without the prior approval of the Bermuda Monetary Authority (the Authority).

•Under applicable law and regulations, Assured Life Re may declare and pay dividends during 2026, without prior approval of the Authority, in an aggregate amount equal to up to 25% of its total statutory capital and surplus as of the prior year end (or $41 million). Any such dividends would also be subject to the limitations that they may not exceed Assured Life Re’s statutory surplus or its unencumbered assets. As of March 31, 2026, Assured Life Re’s statutory surplus was zero and, accordingly, it had no dividend capacity at that date; its unencumbered assets were $25 million. In addition, Assured Life Re may make capital distributions during 2026 of up to $31 million in the aggregate without prior approval of the Authority. Given Assured Life Re’s focus on capital intensive growth initiatives, it does not expect to declare or pay any dividends or to make any capital distributions during 2026.

Ordinary Dividends
From Insurance Company Subsidiaries
to Holding Companies

	First Quarter
	2026	2025
	(in millions)
Dividends declared by AG Re to AGL (1)	$80	$—
Dividends declared by AG to U.S. Holding Companies	29	72
___________________
(1)    In first quarter 2026, AG Re declared a dividend of $50 million, which was paid in the second quarter of 2026.

Committed Capital Securities

AG is party to an arrangement that enables it to access, at its discretion, up to $400 million of capital, at any time, and has the right to use such capital for any purpose, including to pay claims. See Item 1. Financial Statements, Note 11. Fair Value Measurement.

Federal Home Loan Bank Membership

In the fourth quarter of 2025, AG became a member of the Federal Home Loan Bank of New York (FHLBNY), thereby gaining access to collateralized FHLBNY borrowings as an additional source of liquidity. The Board has authorized a maximum borrowing capacity of $600 million. As of March 31, 2026, the Company had not borrowed any funds or pledged any collateral under the FHLBNY program.

Investment Portfolio

As of March 31, 2026, the Company had $6,875 million of available-for-sale fixed-maturity securities, of which $6,189 million were managed by four investment managers: three for the financial guaranty subsidiaries and one for the annuity reinsurance subsidiary. The Company’s principal objectives in managing its investment portfolio for the financial guaranty subsidiaries are to support the highest possible ratings for each operating company, manage investment risk within the context of the underlying portfolio of insurance risk, maintain sufficient liquidity to cover unexpected stress in the insurance portfolio and maximize after-tax net investment income. The Company’s principal objectives in managing its investment portfolio for the annuity reinsurance subsidiary are to invest in assets with a close cashflow profile to the expected profile of payments of the subsidiary and to be appropriately duration matched against the subsidiary’s liability cashflows. In accordance with their respective investment guidelines, the Company’s investment managers for the financial guaranty subsidiaries are also required to maintain their portion of the Company’s investment portfolio with an overall credit quality rated at a minimum of A+/A1/A+ by S&P/Moody’s/Fitch Ratings Inc. The Company’s annuity reinsurance subsidiary seeks to maintain an investment grade overall credit quality for its reinsured investment portfolios.

Changes in interest rates affect the value of the Company’s fixed-maturity securities. As interest rates fall, the fair value of fixed-maturity securities generally increases and, as interest rates rise, the fair value of fixed-maturity securities generally decreases. The Company’s portfolio of fixed-maturity securities primarily consists of investment-grade, liquid instruments. Other invested assets include other alternative investments, which are generally less liquid. For more information about the investment portfolio and a detailed description of the Company’s valuation of investments, see Item 1. Financial Statements, Note 9. Investments, and Note 11. Fair Value Measurement.

Investment Portfolio
Carrying Value

	As of
	March 31, 2026	December 31, 2025
	(in millions)
Fixed-maturity securities, available-for-sale	$6,875	$6,369
Fixed-maturity securities, trading (1)	127	124
Short-term investments	768	903
Other invested assets (2)	1,136	1,091
Total (3)	$8,906	$8,487
____________________
(1)    Includes primarily CVIs received as part of resolutions of Puerto Rico exposures in 2022, which are not rated.
(2)    Excludes investments in Sound Point funds that were consolidated and reported in “assets of consolidated investment vehicles” as of December 31, 2025. See Item 1. Financial Statements, Note 10. Variable Interest Entities.
(3)    March 31, 2026 includes $603 million related to annuity reinsurance consisting of $597 million of fixed-maturity, available-for-sale securities and $6 million of short-term investments.

The Company’s available-for-sale fixed-maturity securities had a duration of 5.4 years and 4.9 years as of March 31, 2026 and December 31, 2025, respectively.

Available-for-Sale Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s available-for-sale fixed-maturity securities as of March 31, 2026 and December 31, 2025. Ratings generally reflect the lower of Moody’s and S&P classifications, except for (i) Loss Mitigation Securities rated BIG, and (ii) CLO equity tranches, which are not rated. See Item 1. Financial Statements, Note 9. Investments, for additional information.

 Distribution of Available-for-Sale Fixed-Maturity Securities by Rating

	As of
Rating	March 31, 2026	December 31, 2025
AAA	13.2%	13.3%
AA	33.9	34.6
A	27.8	26.1
BBB	18.1	17.4
BIG	4.2	4.7
Not rated	2.8	3.9
Total	100.0%	100.0%

Other Investments

Other invested assets, which are generally less liquid than fixed-maturity securities, primarily consist of the ownership interest in Sound Point and alternative investments across a variety of strategies. See “— Commitments” below.

Sound Point and Alternative Investments

	As of March 31, 2026 (1)			As of December 31, 2025
	Investments	CIVs (2)	Consolidated	Investments	CIVs	Consolidated
	(in millions)
Fixed-maturity securities, available-for-sale	$227	$—	$227	$282	$—	$282
Fixed-maturity securities, trading	8	—	8	10	—	10
Other invested assets:
Ownership interest in Sound Point	406	—	406	415	—	415
CLOs	70	—	70	85	—	85
Private healthcare investing	201	—	201	187	—	187
Asset-based/specialty finance	116	—	116	184	(57)	127
Private minority stakes in alternative asset manager	109	—	109	95	—	95
Commercial real estate finance	101	—	101	81	—	81
Other	133	—	133	101	—	101
Subtotal	$1,371	$—	$1,371	$1,440	$(57)	$1,383

Assets of CIVs, net of non-redeemable noncontrolling interest	$—	$—	$—	$—	$77	$77
____________________
(1)    The alternative investments, which do not include the Company’s ownership interest in Sound Point, had an inception-to-date annualized internal rate of return of 12%.
(2)    During first quarter 2026, the Company deconsolidated a CIV related to its investments with Sound Point. As of March 31, 2026, the Company did not consolidate any CIVs.

Effect of Ownership Interest in Sound Point and Alternative Investments
on Condensed Consolidated Statements of Operations

	First Quarter 2026			First Quarter 2025
	Investments	CIVs	Consolidated	Investments	CIVs	Consolidated
	(in millions)
Net investment income	$10	$—	$10	$12	$—	$12
Net realized investment gains (losses)	(14)	—	(14)	—	—	—
Fair value gains (losses) on trading securities	—	—	—	1	—	1
Equity in earnings (losses) of investees:
Ownership interest in Sound Point	6	—	6	13	—	13
Alternative investments:
CLOs	(11)	—	(11)	8	—	8
Private healthcare investing	15	—	15	12	—	12
Asset-based/specialty finance	6	(2)	4	9	(6)	3
Private minority stakes in alternative asset manager	14	—	14	14	—	14
Commercial real estate finance	1	—	1	—	—	—
Other	2	—	2	3	—	3
Equity in earnings (losses) of investees	33	(2)	31	59	(6)	53
Subtotal	$29	$(2)	$27	$72	$(6)	$66

Fair value gains (losses) on CIVs, net of non-redeemable NCI	$—	$5	$5	$—	$10	$10

Commitments

The Company has agreed to invest an aggregate amount of $1.5 billion in alternative investments, which includes $1 billion in Sound Point managed investments, subject to certain conditions precedent. Unfunded commitments for alternative investments as of March 31, 2026 were $554 million. See Item 1. Financial Statements, Note 9. Investments, for a description of the alternative investments agreement with Sound Point.

Restricted Assets

Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements or otherwise pledged or restricted totaled $76 million and $77 million as of March 31, 2026 and December 31, 2025, respectively. The total collateral funded into a reinsurance trust or a similar account by certain AGL subsidiaries or is otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements had a fair value of $812 million and $813 million as of March 31, 2026 and December 31, 2025, respectively.

Fixed-maturity securities of $574 million, short-term investments of $4 million and cash of $10 million are held in a consolidated VIE supporting the PRT block of business. See Item 1. Financial Statements, Note 10. Variable Interest Entities. The use of the VIE’s assets is restricted based on the terms of the PRT reinsurance agreement. Included in the above is $4 million of fixed-maturity securities that were pledged as collateral for derivatives.

Funds Withheld

The following table summarizes the underlying investments within the Company’s funds withheld. See Item 1. Financial Statements, Note 7. Annuity Reinsurance, for additional information.

Components of Underlying Assets in
Funds Withheld

As of March 31, 2026
(in millions)
RMBS	$49
Commercial mortgage-backed securities	108
Asset-backed securities	75
Commercial loans	29
Total investments	261
Cash, cash equivalents and short-term investments	33
Accrued investment income	2
Total funds withheld, net of allowance for credit losses	$296

The following table summarizes the components of the change in funds withheld, which is reported in “fair value gains (losses) on derivatives” in the condensed consolidated statements of operations.

Change in Fair Value of Embedded Derivatives
in Funds Withheld

First Quarter
2026
(in millions)
Net investment income on funds withheld	$5
Net realized investment gains (losses) on funds withheld	(1)
Net unrealized investment gains (losses) on funds withheld	(1)
Total change in funds withheld	$3

Lease Obligations

The Company has entered into several lease agreements for office space in Bermuda, New York, London, Paris, and other locations with various lease terms. See Part II, Item 8, Financial Statements and Supplementary Data, Note 16, Leases, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for a table of minimum lease obligations and other lease commitments.

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

See Item 1. Financial Statements, Note 10. Variable Interest Entities, for additional information.

Condensed Consolidated Cash Flow Summary

The summarized condensed consolidated statements of cash flows in the table below present the cash flow effect for the aggregate of the Financial Guaranty, Annuity Reinsurance and Asset Management segments and Corporate division, separately from the aggregate effect of consolidating FG VIEs and CIVs.

Summarized Condensed Consolidated Cash Flows

	First Quarter
	2026	2025
	(in millions)
Net cash flows provided by (used in) operating activities, excluding FG VIEs and CIVs operating cash flows	$46	$87
FG VIEs and CIVs operating cash flows	144	—
Net cash flows provided by (used in) operating activities	190	87

Net cash flows provided by (used in) investing activities, excluding FG VIEs and CIVs investing cash flows	(7)	130
FG VIEs and CIVs investing cash flows	(53)	4
Net cash flows provided by (used in) investing activities	(60)	134

Net cash flows provided by (used in) financing activities, excluding FG VIEs and CIVs financing cash flows
Dividends paid	(19)	(19)
Repurchases of common shares	(75)	(120)
Other	(20)	(27)
FG VIEs and CIVs financing cash flows	(100)	(4)
Net cash flows provided by (used in) financing activities (1)	(214)	(170)

Effect of exchange rate changes	(2)	3
Increase (decrease) in cash and cash equivalents and restricted cash	(86)	54
Cash and cash equivalents and restricted cash at beginning of period	419	128
Cash and cash equivalents and restricted cash at the end of the period	$333	$182
____________________
(1)    Claims paid on consolidated FG VIEs are presented in the condensed consolidated statements of cash flows as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

Cash flows from operating activities were inflows of $190 million in first quarter 2026 and inflows of $87 million in first quarter 2025. The first quarter 2026 cash flow from operations attributable to FG VIEs and CIVs includes proceeds from sales of investments of a CIV, which were used to fund distributions and was subsequently deconsolidated. The first quarter 2025 cash flow from operations includes the receipt of $97 million in satisfaction of the judgment the Company was awarded and its recoveries in connection with the resolution of the LBIE litigation.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity securities and short-term investments and paydowns on, and sales of, FG VIEs’ assets. During first quarter 2026, the Company paid $145 million (net of cash acquired), to acquire Assured Life Re. See Item 1. Financial Statements, Condensed Consolidated Statements of Cash Flows, and Note 5. Expected Loss to be Paid (Recovered), for additional information.

Financing activities primarily consist of (i) AGL share repurchases and dividends, and (ii) paydowns of FG VIEs’ liabilities. In addition, first quarter 2026 cash flows include distributions to noncontrolling interests from a CIV.

From April 1, 2026 through May 6, 2026, the Company repurchased an additional 350 thousand common shares. As of May 6, 2026, the Company was authorized to purchase $147 million of its common shares. For more information about the Company’s share repurchases and authorizations, see Item 1. Financial Statements, Note 14. Shareholders’ Equity.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On January 21, 2026, the Company purchased all of the outstanding share capital in Warwick, which is the 100% indirect owner of Assured Life Re, formerly known as Warwick Re Limited, an annuity reinsurer, which currently reinsures one U.K. PRT transaction and one MYGA transaction.

The Company’s annuity reinsurance business is exposed to fluctuations in interest rates, inflation indices and foreign exchange rates. The Company manages interest rate, inflation and currency risk as part of its asset and liability management strategies, which includes maintaining a portfolio with a weighted average duration that approximates the estimated liability cash flows, and maintaining hedging programs including the use of cross currency, interest rate and inflation swaps.

The PRT liabilities represent long-dated pound sterling-denominated, inflation-linked pension benefits with the largest tranche of benefits escalating with the U.K. Retail Price Index subject to a floor of 0% and a cap of 5%. The reinsured book of business covers periodic pensioners’ payments as well as allowable lump sum payments. The assets supporting the PRT book of business include both pound sterling and U.S. dollar denominated investments, and derivatives that hedge a portion of the interest rate, foreign exchange rate and inflation rate volatility.

The table below shows the carrying value of invested assets, derivatives and future policy benefits for annuity reinsurance contracts associated with the annuity reinsurance business as well as the estimated sensitivity of the carrying value to hypothetical changes in interest rates, foreign currency exchange rates and inflation.

Annuity Reinsurance
As of March 31, 2026

		Interest rates		Pound Sterling/U.S. Dollar Exchange Rate		Inflation Index
	Carrying Value	100 bps Decrease	100 bps Increase	1% Depreciation of U.S. Dollar	1% Appreciation of U.S. Dollar	25 bps Decrease	25 bps Increase
	(in millions)
Investments
Available-for-sale investments supporting U.K. PRT:
U.S. dollar denominated	$74	$10	$(8)	$—	$—	$—	$—
Pound sterling denominated	500	66	(54)	5	(5)	(6)	6
Derivatives hedging U.K. PRT market risk	(3)	2	(2)	1	(1)	(4)	4

Funds withheld	296	6	(6)	—	—	—	—

Annuity reinsurance liabilities
U.K. PRT (LFPB and DPL)	475	46	(39)	5	(5)	1	(1)

See Item 1. Financial Statements, Note 7. Annuity Reinsurance, Note 8. Derivatives and Note 9. Investments, for additional information.

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

On January 21, 2026, the Company purchased all of the outstanding share capital in Warwick, which is the 100% indirect owner of Assured Life Re. The Company is currently in the process of assessing the internal control over financial reporting associated with this acquired business. As of March 31, 2026, the Warwick acquisition accounted for approximately 7% of consolidated assets and approximately 5% of consolidated revenues. As discussed in SEC staff guidance, a company may conclude it will exclude an acquired business from the assessment of internal control over financial reporting during the first year after completion of an acquisition. As a result of the timing of this acquisition and in consideration of this SEC staff guidance, the Company will exclude this business from its annual assessment of internal control over financial reporting for the year ended December 31, 2026. Other than integrating Warwick and its subsidiaries, there were no changes in the Company’s internal control over financial reporting during first quarter 2026 which were identified in connection with the evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of the Company, with the participation of its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026. Based on their evaluation as of March 31, 2026 covered by this Form 10-Q, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in Part I, Item 1. Financial Statements, Note 13. Contingencies – Legal Proceedings, and the “Puerto Rico Litigation” and “Recovery Litigation and Dispute Resolution” sections of Note 5. Expected Loss to be Paid (Recovered), each contained in this Form 10-Q and incorporated by reference herein. For additional information see the “Legal Proceedings” and “Litigation” sections of Part II, Item 8, Financial Statements and Supplementary Data, Note 17, Contingencies, and the “Puerto Rico Litigation” and “Recovery Litigation and Dispute Resolution” sections of Note 4, Expected Loss to be Paid (Recovered), in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 1A.RISK FACTORS

See the risk factors set forth in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during first quarter 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (3)
January 1 - January 31	294,331	$86.60	294,331	$226,169,426
February 1 - February 28	506,508	$86.83	279,801	$201,917,866
March 1 - March 31	307,849	$83.62	307,849	$176,175,577
Total	1,108,688	$85.88	881,981
____________________
(1)    The total number of shares purchased also includes shares purchased as a result of employees surrendering shares as payment for withholding taxes upon the vesting of share awards.
(2)    After giving effect to repurchases since the Board first authorized the repurchase program on January 18, 2013, through May 6, 2026, the Company has repurchased a total of 157 million common shares for $6.0 billion, excluding commissions, at an average price of $37.93 per share. As of May 6, 2026, the Company was authorized to repurchase an additional $147 million of its common shares, on a settlement basis. As part of its overall capital management strategy, the Company regularly evaluates the level of its share repurchase program on a quarter-to-quarter basis, including alternative uses of available capital. The Company currently plans to reduce its share repurchases in order to use a portion of its available capital to support growth opportunities in its financial guaranty insurance and annuity reinsurance businesses, in addition to other strategic considerations. The timing, form and amount of any future share repurchases will be determined at the Company’s discretion.
(3)    Excludes commissions.

ITEM 5.    OTHER MATTERS

10b5-1 Trading Plans

During first quarter 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6.EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Document
2.1
Sale and Purchase Agreement, dated January 21, 2026, among Assured Guaranty UK Holdings Ltd, Long Duration Financing Sub LLC, Blue Owl GP Stakes V (B) LP, Axonic Capital LLC and Axonic Funding (Cayman) LP (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 21, 2026)

2.2	Warranty Deed, dated January 21, 2026, by and between Assured Guaranty UK Holdings Ltd and Warwick Company (UK) Limited (Incorporated by reference to Exhibit 2.2 to Form 8-K filed on January 21, 2026)
10.1	2026 Form of Executive TSR Performance Based Restricted Share Unit Agreement under the Assured Guaranty Ltd. 2024 Long-Term Incentive Plan*
10.2	2026 Form of Executive ABV Performance Based Restricted Share Unit Agreement under the Assured Guaranty Ltd. 2024 Long-Term Incentive Plan*
10.3	2026 Form of Executive Restricted Share Unit Agreement under the Assured Guaranty Ltd. 2024 Long-Term Incentive Plan*
10.4	2026 Form of Executive Non-Equity Incentive Award Agreement under the Assured Guaranty Ltd. 2024 Long-Term Incentive Plan*
10.5	Form of Restricted Share Agreement for Non-Executive Directors under the Assured Guaranty Ltd. 2024 Long-Term Incentive Plan, as in effect for awards commencing in 2026*
10.6	Assured Guaranty Ltd. Perquisite Policy, established February 9, 2012, and amended and restated on April 30, 2026*
10.7	Director Compensation Summary*
22.0	Subsidiary Companies and Issuers of Guaranteed Securities
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1	The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).
*Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated May 8, 2026	By:	/s/ BENJAMIN G. ROSENBLUM

Benjamin G. Rosenblum Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)