Form 10-Q
period 2026-06-30
ASSURED GUARANTY LTD
filed 2026-08-07
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of August 5, 2026 was 43,979,208 (includes 23,312 unvested restricted shares).

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions except share data)

	As of
	June 30, 2026	December 31, 2025
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $72 and $54 (amortized cost of $7,147 and $6,572)	$6,817	$6,369
Fixed-maturity securities, trading, at fair value	131	124
Short-term investments, at fair value	792	903
Other invested assets (includes $3 and $3, at fair value)	1,190	1,091
Total investments	8,930	8,487
Cash	310	388
Premiums receivable, net of commissions payable, net of allowance for credit losses of $7 and $3	1,523	1,572
Funds withheld, at fair value	296	—
Deferred acquisition costs	201	192
Salvage and subrogation recoverable	428	449
Financial guaranty variable interest entities’ assets (includes $164 and $172, at fair value)	198	212
Assets of consolidated investment vehicles (includes $– and $167, at fair value)	—	175
Other assets (includes $187 and $174, at fair value)	755	701
Total assets	$12,641	$12,176
Liabilities
Unearned premium reserve	$3,600	$3,625
Loss and loss adjustment expense reserve	306	309
Future policy benefits for annuity reinsurance contracts	484	—
Policyholder account balances for annuity reinsurance contracts	256	—
Long-term debt	1,706	1,704
Financial guaranty variable interest entities’ liabilities (includes $147 and $197, at fair value, $172 and $182 with recourse, $16 and $16 without recourse)	188	198
Other liabilities (includes $27 and $21, at fair value)	519	551
Total liabilities	7,059	6,387
Commitments and contingencies (Notes 4, 5, 9 and 13)
Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 44,055,227 and 45,184,791 shares issued and outstanding)	—	—
Retained earnings	5,809	5,830
Accumulated other comprehensive income (loss), net of tax of $(55) and $(39)	(251)	(168)
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	5,559	5,663
Non-redeemable noncontrolling interest (Note 10)	23	126
Total shareholders’ equity	5,582	5,789
Total liabilities and shareholders’ equity	$12,641	$12,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Net earned premiums	$102	$89	$184	$180
Net investment income	98	89	190	176
Net realized investment gains (losses)	(10)	(6)	(25)	(22)
Fair value gains (losses) on derivatives	5	1	7	105
Fair value gains (losses) on committed capital securities	(7)	(1)	(1)	1
Gains (losses) on financial guaranty variable interest entities	2	2	(3)	3
Fair value gains (losses) on consolidated investment vehicles	—	4	9	23
Foreign exchange gains (losses) on remeasurement	(2)	79	(21)	116
Fair value gains (losses) on trading securities	7	2	13	3
Asset management revenues	—	13	94	18
Other income (loss)	—	9	9	23
Total revenues	195	281	456	626
Expenses
Loss and loss adjustment expenses (benefit)	4	28	21	68
Benefit expense for annuity reinsurance contracts	8	—	15	—
Interest expense	22	23	44	45
Amortization of deferred acquisition costs	5	5	10	10
Employee compensation and benefit expenses	57	50	120	110
Asset management expenses	—	9	68	13
Other operating expenses	39	36	84	74
Total expenses	135	151	362	320
Income (loss) before income taxes and equity in earnings (losses) of investees	60	130	94	306
Equity in earnings (losses) of investees	(11)	3	20	56
Income (loss) before income taxes	49	133	114	362
Less: Provision (benefit) for income taxes	9	27	(11)	71
Net income (loss)	40	106	125	291
Less: Noncontrolling interest	1	3	(2)	12
Net income (loss) attributable to Assured Guaranty Ltd.	$39	$103	$127	$279

Earnings per share:
Basic	$0.88	$2.10	$2.82	$5.60
Diluted	$0.88	$2.08	$2.80	$5.54

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$40	$106	$125	$291
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $2, $11, $(14) and $17	8	85	(76)	137
Investments with credit impairment, net of tax provision (benefit) of $7, $(1), $(4) and $4	28	(1)	(16)	20
Change in net unrealized gains (losses) on investments	36	84	(92)	157
Change in instrument-specific credit risk on financial guaranty variable interest entities’ liabilities with recourse, net of tax provision (benefit)	1	1	1	—
Change in discount rates on future policy benefits for annuity reinsurance contracts, net of tax provision (benefit) of $(2), $— $2 and $—	(8)	—	9	—
Other, net of tax provision (benefit)	—	2	(1)	1
Other comprehensive income (loss)	29	87	(83)	158
Comprehensive income (loss)	69	193	42	449
Less: Comprehensive income (loss) attributable to noncontrolling interest	1	3	(2)	12
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$68	$190	$44	$437

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Three Months Ended June 30, 2026

		Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Non-redeemable Noncontrolling Interest	Shareholders’ Equity
As of March 31, 2026	44,591,054	$—	$5,821	$(280)	$1	$5,542	$22	$5,564
Net income	—	—	39	—	—	39	1	40
Dividends ($0.38 per share)	—	—	(17)	—	—	(17)	—	(17)
Common shares repurchases	(553,564)	—	(45)	—	—	(45)	—	(45)
Share-based compensation	17,737	—	11	—	—	11	—	11
Other comprehensive income	—	—	—	29	—	29	—	29
As of June 30, 2026	44,055,227	$—	$5,809	$(251)	$1	$5,559	$23	$5,582

For the Three Months Ended June 30, 2025

		Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Non-redeemable Noncontrolling Interest	Shareholders’ Equity
As of March 31, 2025	49,553,438	$—	$5,903	$(314)	$1	$5,590	$67	$5,657
Net income	—	—	103	—	—	103	3	106
Dividends ($0.34 per share)	—	—	(19)	—	—	(19)	—	(19)
Consolidation	—	—	—	—	—	—	26	26
Common shares repurchases	(1,537,505)	—	(132)	—	—	(132)	—	(132)
Share-based compensation	93,506	—	4	—	—	4	—	4
Other comprehensive income	—	—	—	87	—	87	—	87
As of June 30, 2025	48,109,439	$—	$5,859	$(227)	$1	$5,633	$96	$5,729

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Six Months Ended June 30, 2026

		Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Non-redeemable Noncontrolling Interest	Shareholders’ Equity
As of December 31, 2025	45,184,791	$—	$5,830	$(168)	$1	$5,663	$126	$5,789
Net income	—	—	127	—	—	127	(2)	125
Dividends ($0.76 per share)	—	—	(35)	—	—	(35)	—	(35)
Common shares repurchases	(1,435,545)	—	(120)	—	—	(120)	—	(120)
Share-based compensation	305,981	—	7	—	—	7	—	7
Distributions	—	—	—	—	—	—	(97)	(97)
Deconsolidation	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	(83)	—	(83)	—	(83)
As of June 30, 2026	44,055,227	$—	$5,809	$(251)	$1	$5,559	$23	$5,582

For the Six Months Ended June 30, 2025

		Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Non-redeemable Noncontrolling Interest	Shareholders’ Equity
As of December 31, 2024	50,505,320	$1	$5,878	$(385)	$1	$5,495	$58	$5,553
Net income	—	—	279	—	—	279	12	291
Dividends ($0.68 per share)	—	—	(37)	—	—	(37)	—	(37)
Consolidation	—	—	—	—	—	—	26	26
Common shares repurchases	(2,872,733)	(1)	(251)	—	—	(252)	—	(252)
Share-based compensation	476,852	—	(10)	—	—	(10)	—	(10)
Other comprehensive income	—	—	—	158	—	158	—	158
As of June 30, 2025	48,109,439	$—	$5,859	$(227)	$1	$5,633	$96	$5,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (in millions)

	Six Months Ended June 30,
	2026	2025
Net cash flows provided by (used in) operating activities	$230	$165
Cash flows from investing activities:
Fixed-maturity securities, available-for-sale:
Purchases	(826)	(754)
Sales	585	427
Maturities and paydowns	314	424
Short-term investments with original maturities of over three months:
Purchases	—	(3)
Sales	1	—
Maturities and paydowns	2	—
Net sales (purchases) of short-term investments with original maturities of less than three months	115	291
Sales of fixed-maturity securities, trading	—	8
Maturities and paydowns of fixed-maturity securities, trading	6	5
Paydowns of financial guaranty variable interest entities’ assets	10	10
Purchases of and contributions to other invested assets	(153)	(73)
Sales of and return of capital from other invested assets	57	23
Assured Life Reinsurance, Ltd. acquisition, net of cash acquired (see Note 2)	(145)	—
Other	(1)	(7)
Net cash flows provided by (used in) investing activities	(35)	351
Cash flows from financing activities:
Dividends paid	(36)	(36)
Repurchases of common shares	(120)	(251)
Net paydowns of financial guaranty variable interest entities’ liabilities	(8)	(8)
Payments related to tax withholding for share-based compensation	(20)	(34)
Other	1	2
Distributions to noncontrolling interest from consolidated investment vehicles	(97)	—
Net cash flows provided by (used in) financing activities	(280)	(327)
Effect of foreign exchange rate changes	(3)	8
Increase (decrease) in cash and cash equivalents and restricted cash	(88)	197
Cash and cash equivalents and restricted cash at beginning of period	419	128
Cash and cash equivalents and restricted cash at end of period	$331	$325

(continued on next page)

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited) - (Continued)

 (in millions)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of non-cash activities:
Receipt of fixed-maturity securities, available-for-sale	$—	$7

	As of
	June 30, 2026	June 30, 2025
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash	$310	$301
Cash and cash equivalents of financial guaranty variable interest entities	20	23
Restricted cash (included in other assets)	1	1
Cash and cash equivalents and restricted cash at the end of period	$331	$325

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Business and Basis of Presentation

Business

Assured Guaranty Ltd. (AGL and, together with its subsidiaries, Assured Guaranty or the Company) is a Bermuda-based holding company that provides, through its wholly-owned operating subsidiaries, credit protection products to the United States (U.S.) and non-U.S. public finance (including infrastructure) and structured finance markets. Assured Guaranty also participates in annuity reinsurance and asset management businesses.

Financial Guaranty Insurance

Through its financial guaranty insurance subsidiaries, the Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment, including a scheduled principal or interest payment (collectively, debt service), the Company is required under its unconditional and irrevocable financial guaranty to pay the shortfall of the scheduled amount to the holder of the obligation, but generally cannot be required by the holder to pay on an accelerated basis. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom (U.K.), and also guarantees obligations issued in other countries and regions, including Western Europe and Australia. Through certain of its financial guaranty insurance subsidiaries, the Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form. The Company’s principal financial guaranty insurance subsidiaries are:

•Assured Guaranty Inc. (AG), domiciled in Maryland, and its insurance subsidiaries:
•Assured Guaranty UK Limited (AGUK), domiciled in the U.K.;
•Assured Guaranty (Europe) SA, domiciled in France;
•Assured Guaranty Re Ltd. (AG Re), domiciled in Bermuda, and its insurance subsidiary:
•Assured Guaranty Re Overseas Ltd. (AGRO), domiciled in Bermuda.

Annuity Reinsurance

On January 21, 2026 (the Acquisition Date), the Company purchased all of the outstanding share capital in Warwick Company (UK) Limited (Warwick), which is the 100% indirect owner of Assured Life Reinsurance Ltd. (Assured Life Re), formerly known as Warwick Re Limited. Assured Life Re is a Class E long-term (life) reinsurance company incorporated and registered in Bermuda. See Note 2. Assured Life Re Acquisition. Assured Life Re specializes in annuity reinsurance. As of the Acquisition Date, Assured Life Re had reinsured two blocks of business: U.K. bulk purchase annuities (pension risk transfers, PRT) denominated in pound sterling and U.S. multi-year guaranteed annuities (MYGA) denominated in U.S. dollars. PRT annuity obligations are generally benefit‑driven cash flows that are long-dated, inflation-linked liabilities. MYGA typically provide for guaranteed crediting rates over a specified term and include contractual features such as surrender charges, market value adjustments and limited withdrawal provisions.

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

These unaudited interim condensed consolidated financial statements are as of June 30, 2026 and cover the three-month period ended June 30, 2026 (second quarter 2026), the three-month period ended June 30, 2025 (second quarter 2025) the six-month period ended June 30, 2026 (six months 2026) and the six-month period ended June 30, 2025 (six months 2025). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current period’s presentation.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU is intended to improve the navigability of guidance in Accounting Standards Codification (ASC) 270, Interim Reporting, and clarify when it applies. The ASU also provides additional guidance on what disclosures should be provided in interim reporting periods. This ASU is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective or full retrospective adoption. Early adoption is permitted. The Company is evaluating when and how it will adopt this ASU and the effect it may have on its consolidated financial statements and related disclosures.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

The fair value of each block of business was measured using a discounted cash flow methodology based on assumptions that market participants would use in pricing the asset. The discount rate reflects the risk-free rate, an explicit risk margin, an adjustment for the Company’s non‑performance risk, and, with respect to the PRT block of business, an illiquidity premium.

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

Revenue and net income (loss) related to Assured Life Re from the Acquisition Date through June 30, 2026 included in the condensed consolidated statements of operations were approximately $11 million and $(1) million for second quarter 2026 and $25 million and $1 million for six months 2026, respectively. The Company incurred $7 million of transaction costs primarily consisting of legal and advisory fees related to the Assured Life Re Acquisition. Of this amount, $4 million was

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
recognized as expenses in six months 2026 and reported in “other operating expenses” in the condensed consolidated statements of operations.

Had the Assured Life Re Acquisition occurred on January 1, 2025, the unaudited pro forma revenue would be $194 million and $451 million for second quarter 2026 and six months 2026, respectively, and $268 million and $617 million for second quarter 2025 and six months 2025, respectively. The unaudited pro forma net income would be $40 million and $121 million for second quarter 2026 and six months 2026, respectively, and $90 million and $268 million for second quarter 2025 and six months 2025, respectively. The pro forma accounts include the estimated historical results of the Company and Assured Life Re and pro forma adjustments related to the differences in the accounting standards and policies between the Company and Assured Life Re, as well as the bargain purchase gain and acquisition-related expenses, together with the consequential tax effects. The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2025, nor is it indicative of the results of operations in future periods.

Statutory Information and Restrictions

Assured Life Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda’s Insurance Act 1978, amendments thereto and related regulations (collectively, the Insurance Act). As of December 31, 2016, the Bermuda Monetary Authority (the Authority) requires insurers to prepare statutory financial statements in accordance with the particular accounting principles adopted by the insurer (which, in the case of Assured Life Re, are GAAP), subject to certain adjustments. The adjustments relate to certain assets designated as “non-admitted assets” which are charged directly to statutory surplus rather than reflected as assets as they are under GAAP.

Under applicable law and regulations, Assured Life Re may declare and pay dividends during 2026, without prior approval of the Authority, in an aggregate amount equal to up to 25% of its total statutory capital and surplus as of the prior year end (or $41 million). Any such dividends would also be subject to the limitations that they may not exceed Assured Life Re’s statutory surplus or its unencumbered assets. The Insurance Act also prohibits Assured Life Re from declaring or paying any dividends to any person other than a policyholder unless its approved actuary certifies that the proposed amount of the dividend would not exceed the excess of funds available to satisfy its long-term business obligations. As of June 30, 2026, Assured Life Re did not have a statutory surplus to pay dividends; its unencumbered assets were $27 million.

In addition, Assured Life Re may make capital distributions during 2026 of up to $31 million in the aggregate without prior approval of the Authority. Given Assured Life Re’s focus on capital intensive growth initiatives, it does not expect to declare or pay any dividends or to make any capital distributions during 2026.

3.    Segment Information

Prior to the first quarter of 2026, the Company disclosed two reportable segments: Insurance and Asset Management. As a result of the expansion of the Company’s business into annuity reinsurance, the chief operating decision maker (CODM) began assessing the results of operations of the Company’s annuity reinsurance business separately and therefore a new operating segment, Annuity Reinsurance, was added in the first quarter of 2026. In addition, the Insurance segment was renamed the Financial Guaranty segment starting in the first quarter of 2026, which includes financial guaranty insurance and reinsurance and also specialty insurance and reinsurance on transactions with risk profiles similar to those of the Company’s structured finance exposures written in financial guaranty form. The Company separately reports the results of its Corporate division and the effects of consolidating financial guaranty VIEs (FG VIEs) and consolidated investment vehicles (CIVs). This presentation is consistent with the manner in which the Chief Executive Officer and President, who serves as the CODM, reviews the business to assess performance and allocate resources. The CODM predominantly uses adjusted operating income to allocate resources for each segment in the annual budget and forecasting process and to assess the performance of each segment.

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
•Elimination of foreign exchange gains (losses) on the remeasurement of assets and liabilities such as premiums receivables and insurance liabilities that are long-term in nature.
•Income tax allocated to the adjustments above.

In addition to the adjustments listed above, segment adjusted operating income (loss) differs from GAAP in other respects. The Financial Guaranty segment includes: (i) premiums and losses from the financial guaranty insurance policies issued by AG that guarantee FG VIE debt; (ii) the insurance subsidiaries’ share of earnings from all its investments in funds managed by Sound Point in “equity in earnings (losses) of investees;” and (iii) investment income on the FG VIE debt owned. Under GAAP, (i) FG VIEs are consolidated by AG and the premiums and losses/recoveries associated with the financial guaranty policies in respect of the FG VIEs’ debt are eliminated (the reconciliation tables below present the FG VIEs and related eliminations in “other”); (ii) certain investments in funds managed by Sound Point are, or were in prior periods, accounted for as CIVs (in the reconciliation tables below, the CIVs and related eliminations of the Financial Guaranty segment’s “equity in earnings (losses) of investees” associated with the Company’s ownership interest in CIVs are presented in “other”); and (iii) FG VIEs are consolidated by AG and the investment income on the FG VIE debt owned is eliminated (the reconciliation tables below present the FG VIEs and related eliminations in “other”).

The Company does not report assets by reportable segment as the CODM does not assess performance or allocate resources based on assets.

The Financial Guaranty segment primarily consists of the adjusted operating income (loss) of the Company’s financial guaranty insurance subsidiaries and AG Asset Strategies LLC (AGAS). See Note 9. Investments.

The Annuity Reinsurance segment comprises the results of Assured Life Re and other subsidiaries acquired in the Assured Life Re Acquisition.

The Asset Management segment includes the results of the Company’s equity method ownership interest in Sound Point and other asset management-related incentive fees and expenses. The incentive fees are performance fees earned by the consolidated general partner of a fund managed by Sound Point. There were no Asset Management revenues and expenses recognized in second quarter 2026. The Asset Management segment recognized revenues of this general partnership of $15 million, $118 million and $21 million in second quarter 2025, six months 2026 and six months 2025, respectively. The Asset Management segment recognized expenses of this general partnership of $9 million, $68 million and $13 million in second quarter 2025, six months 2026 and six months 2025, respectively. For segment reporting, the Company includes intersegment revenues, which are eliminated in consolidation, but are included in the measure of Asset Management segment’s results. At the end of the first quarter of 2026, the Company deconsolidated this general partner and the corresponding CIV after the payout of carried interest from the sale of the underlying asset in a single-asset fund. See Note 10. Variable Interest Entities.

The Corporate division primarily consists of: (i) interest expense and any losses on the extinguishment of the U.S. Holding Companies’ debt; (ii) other corporate operating expenses of AGL and the U.S. Holding Companies, (iii) equity in earnings from certain alternative investments, including, beginning in the fourth quarter of 2025, a portion of the equity in earnings of Assured Healthcare Partners LLC managed funds that were transferred from AG to AGMH as a part of a stock redemption; and (iv) gains and losses associated with certain corporate development or other strategic initiatives. In addition, the Corporate division includes a bargain purchase gain recognized in connection with the Assured Life Re Acquisition in the first quarter of 2026.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Segment Information

	Second Quarter
	2026			2025
	Financial Guaranty	Annuity Reinsurance	Asset Management	Financial Guaranty	Asset Management
	(in millions)
Third-party revenues	$197	$15	$—	$196	$13
Intersegment revenues	2	—	—	3	2
Segment revenues	199	15	—	199	15
Segment loss and loss adjustment expense (LAE) (benefit)	5	—	—	27	—
Segment benefit expense for annuity reinsurance contracts	—	8	—	—	—
Segment employee compensation and benefit expenses	47	3	—	44	—
Segment amortization of deferred acquisition costs (DAC)	5	—	—	5	—
Other segment items (2)	30	2	—	29	9
Segment expenses	87	13	—	105	9
Segment equity in earnings (losses) of investees	(10)	—	(5)	2	(1)
Less: Segment provision (benefit) for income taxes	17	—	(1)	20	1
Segment adjusted operating income (loss)	$85	$2	$(4)	$76	$4

Selected components of segment adjusted operating income:
Net investment income	$89	$11	$—	$89	$—
Non-cash compensation and operating expenses (3)	15	—	—	14	—

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

	Six Months
	2026			2025
	Financial Guaranty	Annuity Reinsurance	Asset Management	Financial Guaranty (1)	Asset Management
	(in millions)
Third-party revenues	$377	$25	$94	$433	$18
Intersegment revenues	4	—	24	5	3
Segment revenues	381	25	118	438	21
Segment loss and LAE (benefit)	22	—	—	4	—
Segment benefit expense for annuity reinsurance contracts	—	15	—	—	—
Segment employee compensation and benefit expenses	101	5	—	96	—
Segment amortization of DAC	10	—	—	10	—
Other segment items (2)	61	4	68	59	13
Segment expenses	194	24	68	169	13
Segment equity in earnings (losses) of investees	(2)	—	1	32	12
Less: Segment provision (benefit) for income taxes	(2)	(1)	11	57	4
Segment adjusted operating income (loss)	$187	$2	$40	$244	$16

Selected components of segment adjusted operating income:
Net investment income	$177	$16	$—	$175	$—
Non-cash compensation and operating expenses (3)	36	1	—	32	—
_____________________
(1)    Six months 2025 results include the gain recognized in connection with the Lehman Brothers International (Europe) (in administration) (LBIE) litigation, which represents the full satisfaction of the judgment the Company was awarded and its claims for attorneys’ fees, expenses and interest.
(2)    Other segment items for the Financial Guaranty segment include professional services expenses, maintenance, depreciation expense, lease expense and certain overhead expenses; for the Asset Management segment these include expenses associated with incentive fees; and for the Annuity Reinsurance segment these include professional service fees and certain overhead expenses.
(3)    Amounts consist of depreciation, amortization and share-based compensation expenses.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The tables below present a reconciliation of significant components of segment information to the comparable consolidated amounts.

Reconciliation of Segment Information to Consolidated Information
Three Months Ended June 30, 2026

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interest
	(in millions)
Segments:
Financial Guaranty	$199	$87	$(10)	$17	$—	$85
Annuity Reinsurance	15	13	—	—	—	2
Asset Management	—	—	(5)	(1)	—	(4)
Total segments	214	100	(15)	16	—	83
Corporate division	3	38	4	(3)	—	(28)
Other	(2)	(3)	—	—	1	—
Subtotal	215	135	(11)	13	1	55
Reconciling items:
Realized gains (losses) on investments	(10)	—	—	—	—	(10)
Non-credit impairment-related fair value gains (losses) on credit derivatives	(1)	—	—	—	—	(1)
Fair value gains (losses) of freestanding derivatives in the Annuity Reinsurance segment	(1)	—	—	—	—	(1)
Realized and unrealized fair value gains (losses) of the embedded derivative in funds withheld	—	—	—	—	—	—
Fair value gains (losses) on CCS	(7)	—	—	—	—	(7)
Foreign exchange gains (losses) on remeasurement of certain assets and liabilities	(1)	—	—	—	—	(1)
Tax effect	—	—	—	(4)	—	4
Consolidated	$195	$135	$(11)	$9	$1	$39

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
Three Months Ended June 30, 2025

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interest
	(in millions)
Segments:
Financial Guaranty	$199	$105	$2	$20	$—	$76
Asset Management	15	9	(1)	1	—	4
Total segments	214	114	1	21	—	80
Corporate division	4	39	3	(3)	—	(29)
Other	—	(2)	(1)	(1)	3	(1)
Subtotal	218	151	3	17	3	50
Reconciling items:
Realized gains (losses) on investments	(6)	—	—	—	—	(6)
Non-credit impairment-related fair value gains (losses) on credit derivatives	(1)	—	—	—	—	(1)
Fair value gains (losses) on CCS	(1)	—	—	—	—	(1)
Foreign exchange gains (losses) on remeasurement of certain assets and liabilities	71	—	—	—	—	71
Tax effect	—	—	—	10	—	(10)
Consolidated	$281	$151	$3	$27	$3	$103

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
Six Months Ended June 30, 2026

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interest
	(in millions)
Segments:
Financial Guaranty	$381	$194	$(2)	$(2)	$—	$187
Annuity Reinsurance	25	24	—	(1)	—	2
Asset Management	118	68	1	11	—	40
Total segments	524	286	(1)	8	—	229
Corporate division	11	81	23	(4)	—	(43)
Other	(26)	(5)	(2)	(5)	(2)	(16)
Subtotal	509	362	20	(1)	(2)	170
Reconciling items:
Realized gains (losses) on investments	(25)	—	—	—	—	(25)
Non-credit impairment-related fair value gains (losses) on credit derivatives	(3)	—	—	—	—	(3)
Fair value gains (losses) of freestanding derivatives in the Annuity Reinsurance segment	(3)	—	—	—	—	(3)
Realized and unrealized fair value gains (losses) of the embedded derivative in funds withheld	(2)	—	—	—	—	(2)
Fair value gains (losses) on CCS	(1)	—	—	—	—	(1)
Foreign exchange gains (losses) on remeasurement of certain assets and liabilities	(19)	—	—	—	—	(19)
Tax effect	—	—	—	(10)	—	10
Consolidated	$456	$362	$20	$(11)	$(2)	$127

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
Six Months Ended June 30, 2025

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interest
	(in millions)
Segments:
Financial Guaranty	$438	$169	$32	$57	$—	$244
Asset Management	21	13	12	4	—	16
Total segments	459	182	44	61	—	260
Corporate division	8	79	19	(3)	—	(49)
Other	16	(4)	(7)	—	12	1
Subtotal	483	257	56	58	12	212
Reconciling items:
Realized gains (losses) on investments	(22)	—	—	—	—	(22)
Non-credit impairment-related fair value gains (losses) on credit derivatives	60	63	—	—	—	(3)
Fair value gains (losses) on CCS	1	—	—	—	—	1
Foreign exchange gains (losses) on remeasurement of certain assets and liabilities	104	—	—	—	—	104
Tax effect	—	—	—	13	—	(13)
Consolidated	$626	$320	$56	$71	$12	$279

4.    Outstanding Exposure

The Company’s outstanding exposure presented in this note includes all financial guaranty contracts outstanding as of the dates presented, regardless of contractual form written (i.e., credit derivative form or traditional financial guaranty insurance) or applicable accounting model (i.e., financial guaranty insurance, credit derivatives or FG VIE). The presentation also includes specialty business with risk characteristics similar to those of the Company’s structured finance exposures written in financial guaranty form.

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

Public finance obligations insured by the Company primarily consist of general obligation bonds supported by the taxing powers of U.S. state or municipal governmental authorities, as well as tax-supported bonds, revenue bonds and other obligations supported by covenants from state or municipal governmental authorities or other municipal obligors to impose and collect fees and charges for public services or specific infrastructure projects. The Company includes within public finance obligations those obligations backed by cash flows from leases or other revenues from projects serving substantial public purposes, including utilities, toll roads, healthcare facilities and government office buildings as well as obligations issued by U.S. and non-U.S. sovereign and sub-sovereign issuers and governmental authorities.

Structured finance obligations insured by the Company are generally issued by special purpose entities, including VIEs, and backed by pools of assets having an ascertainable cash flow or market value or other specialized financial obligations. Some of these VIEs are consolidated as described in Note 10. Variable Interest Entities. Unless otherwise specified,

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
the outstanding par and debt service amounts presented in this note include outstanding exposures on these VIEs whether or not they are consolidated.

Surveillance Categories

The Company segregates its financial guaranty insured portfolio into investment grade and BIG surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review of each exposure. BIG exposures include all exposures with internal credit ratings below BBB-.

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

The Company typically guarantees the payment of debt service when due. Since most of these payments are due in the future, the Company generally uses gross and net par outstanding as a proxy for its financial guaranty exposure. Gross par

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
outstanding generally represents the principal amount of the insured obligation at a point in time. Net par outstanding equals gross par outstanding net of any reinsurance. The Company includes in its par outstanding calculation the impact of any consumer price index (CPI) inflator to the reporting date as well as, in the case of accreting (zero-coupon) obligations, accretion to the reporting date. Non-U.S. dollar denominated par outstanding is translated at the spot rate at the end of the reporting period.

The Company has, from time to time, purchased securities that it has insured, and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). Amounts attributable to Loss Mitigation Securities are excluded from par and debt service outstanding and are instead reported as Loss Mitigation Securities in the investment portfolio. The Company manages such securities as investments and not insurance exposure. As of both June 30, 2026 and December 31, 2025, the Company excluded net par outstanding of $0.8 billion, attributable to Loss Mitigation Securities.

Gross debt service outstanding represents the sum of all estimated future debt service payments on the insured obligations, on an undiscounted basis. Net debt service outstanding equals gross debt service outstanding net of any reinsurance. Future debt service payments include the estimated impact of any CPI inflator after the reporting date, as well as, in the case of accreting (zero-coupon) obligations, accretion after the reporting date.

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

The calculation of debt service requires the use of estimates, which the Company updates periodically, including estimates and assumptions for the expected remaining term of insured obligations supported by homogeneous pools of assets, updated interest rates for floating and variable rate insured obligations, behavior of CPIs for obligations with CPI inflators, foreign exchange rates and other assumptions based on the characteristics of each insured obligation. Debt service is a measure of the estimated maximum potential exposure to insured obligations before considering the Company’s various legal rights to the underlying collateral and other remedies available to it under its financial guaranty contract.

Actual debt service may differ from estimated debt service due to refundings, terminations, negotiated restructurings, prepayments, changes in interest rates on floating and variable rate insured obligations, CPIs differing from projections, changes in foreign exchange rates on non-U.S. dollar denominated insured obligations and other factors.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio
Debt Service and Par Outstanding

	As of June 30, 2026		As of December 31, 2025
	Gross	Net	Gross	Net
	(in billions)
Debt Service
Public finance	$433.0	$432.9	$428.5	$428.4
Structured finance	14.2	13.7	12.9	12.4
Total financial guaranty	$447.2	$446.6	$441.4	$440.8

Par Outstanding
Public finance	$268.6	$268.5	$265.6	$265.6
Structured finance	13.4	12.9	12.0	11.5
Total financial guaranty	$282.0	$281.4	$277.6	$277.1

Financial Guaranty Portfolio by Internal Rating
As of June 30, 2026

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S.		Structured Finance Non-U.S.		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in billions)
AAA	$—	—%	$1.4	2.9%	$0.5	4.8%	$0.3	8.0%	$2.2	0.8%
AA	18.6	8.5	1.4	2.8	5.7	66.6	1.2	27.3	26.9	9.5
A	128.4	58.5	11.5	23.5	1.2	14.7	2.8	64.5	143.9	51.2
BBB	69.0	31.5	30.5	62.1	0.4	4.5	—	0.2	99.9	35.5
BIG	3.4	1.5	4.3	8.7	0.8	9.4	—	—	8.5	3.0
Total net par outstanding	$219.4	100.0%	$49.1	100.0%	$8.6	100.0%	$4.3	100.0%	$281.4	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2025

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S.		Structured Finance Non-U.S.		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in billions)
AAA	$—	—%	$1.8	3.5%	$0.5	5.8%	$0.5	12.6%	$2.8	1.0%
AA	18.2	8.5	1.5	2.9	5.2	66.4	0.1	3.5	25.0	9.0
A	122.8	57.1	13.5	26.7	0.7	8.9	3.0	83.7	140.0	50.5
BBB	70.5	32.8	29.4	58.1	0.6	8.2	—	0.2	100.5	36.3
BIG	3.5	1.6	4.4	8.8	0.9	10.7	—	—	8.8	3.2
Total net par outstanding	$215.0	100.0%	$50.6	100.0%	$7.9	100.0%	$3.6	100.0%	$277.1	100.0%

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of June 30, 2026

	BIG Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in billions)
Public finance:
U.S. public finance	$1.22	$1.60	$0.58	$3.40
Non-U.S. public finance	1.00	3.29	—	4.29
Public finance	2.22	4.89	0.58	7.69
Structured finance:
U.S. RMBS	0.17	0.03	0.54	0.74
Other structured finance	—	0.02	0.05	0.07
Structured finance	0.17	0.05	0.59	0.81
Total	$2.39	$4.94	$1.17	$8.50

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2025

	BIG Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in billions)
Public finance:
U.S. public finance	$2.48	$0.42	$0.58	$3.48
Non-U.S. public finance	1.09	3.35	—	4.44
Public finance	3.57	3.77	0.58	7.92
Structured finance:
U.S. RMBS	0.17	0.03	0.57	0.77
Other structured finance	—	0.01	0.06	0.07
Structured finance	0.17	0.04	0.63	0.84
Total	$3.74	$3.81	$1.21	$8.76

Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of June 30, 2026

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in billions)
BIG 1	$2.36	$0.03	$2.39	83	3	86
BIG 2	4.94	—	4.94	15	1	16
BIG 3	1.17	—	1.17	93	3	96
Total BIG	$8.47	$0.03	$8.50	191	7	198

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

Specialty Business

	As of June 30, 2026		As of December 31, 2025
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in billions)
Diversified real estate (1)	$1.9	$1.9	$2.0	$2.0
Insurance reserve financings and securitizations	1.6	1.3	1.5	1.2
Pooled corporate obligations	1.0	1.0	0.9	0.9
Aircraft residual value insurance (RVI)	0.2	0.1	0.2	0.1
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

Commitments

In addition to the exposure disclosed above, the Company had outstanding commitments to provide financial guaranties of $0.8 billion of public finance gross par and $3.3 billion of structured finance gross par as of June 30, 2026. These commitments are contingent on the satisfaction of specified conditions and may expire unused or be cancelled at the request of the respective counterparty. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

5.    Expected Loss to be Paid (Recovered)

In order to effectively evaluate and manage the economics and liquidity of the entire insured portfolio regardless of contractual form written (i.e., credit derivative form or traditional financial guaranty insurance) or the applicable accounting model, management assigns ratings and calculates expected loss to be paid (recovered), on a contract-by-contract basis, in the same manner for all its insured exposures regardless of form or differing accounting models. The exposure reported in Note 4. Outstanding Exposure, includes policies accounted for under various accounting models depending on the characteristics of the contract and the Company’s control rights. The three primary models are: (i) financial guaranty insurance, as described in Note 6. Contracts Accounted for as Financial Guaranty Insurance; (ii) credit derivatives, as described in Note 8. Derivatives, and Note 11. Fair Value Measurement; and (iii) FG VIE consolidation, as described in Note 10. Variable Interest Entities. The

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Company has paid claims and may pay future claims and/or recover past claims on policies which fall under each of these accounting models. This note provides information regarding expected loss to be paid (recovered), regardless of the accounting method.

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

Loss Estimation Process

The financial guaranties issued by the Company insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and in most circumstances the Company has no right to cancel such financial guaranties. As a result, the Company’s estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction. Credit performance can be affected by, among other things, economic, fiscal and financial conditions and political developments over the life of most contracts. The Company guarantees payment of principal and interest when those amounts are scheduled to be paid and generally cannot be required to pay on an accelerated basis, although in certain circumstances it may elect to do so. When obligors default on their obligations, the Company is only required to pay the shortfall between the debt service due in any given period and the amount paid by the obligors.

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

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Second Quarter		Six Months
Accounting Model	June 30, 2026	December 31, 2025	2026	2025	2026	2025
	(in millions)
Financial guaranty insurance (see Note 6)	$179	$88	$48	$38	$92	$86
FG VIEs (see Note 10)	13	13	—	(1)	—	(1)
Credit derivatives (see Note 8)	—	—	—	(1)	—	(64)
Total	$192	$101	$48	$36	$92	$21

The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts, which are accounted for under one of the following accounting models: financial guaranty insurance, credit derivative or FG VIE. The Company used risk-free rates for U.S. and non-U.S. currencies that ranged from 2.18% to 5.67% with a weighted average of 4.35% as of June 30, 2026 and 1.93% to 5.35% with a weighted average of 3.92% as of December 31, 2025.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Expected Loss to be Paid (Recovered)
Roll Forward

	Second Quarter		Six Months
	2026	2025	2026	2025
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$141	$150	$101	$106
Economic loss development (benefit) due to:
Accretion of discount	2	2	4	3
Changes in discount rates	(2)	1	(6)	6
Changes in timing and assumptions	48	33	94	12
Total economic loss development (benefit) (1)	48	36	92	21
Net (paid) recovered losses (1)	3	—	(1)	59
Net expected loss to be paid (recovered), end of period	$192	$186	$192	$186
____________________
(1)    Six months 2025 amounts include recoveries recognized in connection with the resolution of the LBIE litigation.

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Second Quarter 2026
Sector	Net Expected Loss to be Paid (Recovered) as of March 31, 2026	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2026
	(in millions)
Public finance:
U.S. public finance	$3	$44	$(5)	$42
Non-U.S. public finance	128	4	—	132
Public finance	131	48	(5)	174
Structured finance:
U.S. RMBS	(48)	(1)	9	(40)
Other structured finance	58	1	(1)	58
Structured finance	10	—	8	18
Total	$141	$48	$3	$192

	Second Quarter 2025
Sector	Net Expected Loss to be Paid (Recovered) as of March 31, 2025	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2025
	(in millions)
Public finance:
U.S. public finance	$35	$24	$(6)	$53
Non-U.S. public finance	122	18	(1)	139
Public finance	157	42	(7)	192
Structured finance:
U.S. RMBS	(37)	(6)	8	(35)
Other structured finance	30	—	(1)	29
Structured finance	(7)	(6)	7	(6)
Total	$150	$36	$—	$186

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

	Six Months 2026
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2025	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2026
	(in millions)
Public finance:
U.S. public finance	$(31)	$89	$(16)	$42
Non-U.S. public finance	126	6	—	132
Public finance	95	95	(16)	174
Structured finance:
U.S. RMBS	(54)	(3)	17	(40)
Other structured finance	60	—	(2)	58
Structured finance	6	(3)	15	18
Total	$101	$92	$(1)	$192

	Six Months 2025
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2024	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2025
	(in millions)
Public finance:
U.S. public finance	$18	$53	$(18)	$53
Non-U.S. public finance	98	42	(1)	139
Public finance	116	95	(19)	192
Structured finance:
U.S. RMBS	(43)	(9)	17	(35)
Other structured finance (2)	33	(65)	61	29
Structured finance	(10)	(74)	78	(6)
Total	$106	$21	$59	$186
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

The tables above include (i) net LAE paid (recovered) of $2 million, $5 million, $4 million and $(56) million for second quarter 2026, second quarter 2025, six months 2026 and six months 2025, respectively, and (ii) net expected LAE to be paid of $9 million and $8 million as of June 30, 2026 and December 31, 2025, respectively.

Public Finance

The largest components of the public finance net expected losses to be paid (recovered) relate to certain insured U.S. transportation, global healthcare and U.K. regulated utility exposures, as well as to Puerto Rico Electric Power Authority (PREPA). The total net expected loss to be paid for public finance exposures is net of expected recoveries of $302 million and $311 million as of June 30, 2026 and December 31, 2025, respectively, for certain claims and LAE that have already been paid. In second quarter 2026, the economic loss development for public finance transactions was primarily attributable to Brightline Trains Florida LLC (Brightline). In six months 2026, the economic loss development for public finance transactions was primarily attributable to Brightline and PREPA, partially offset by improvements in certain healthcare exposures.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Thames Water Utilities Finance PLC

As of June 30, 2026, the Company had £1.8 billion (or $2.4 billion) of net par outstanding of Thames Water Utilities Finance PLC (Thames), a BIG rated U.K. regulated utility. The Company, as part of the Thames senior Class A creditor group, continues to engage the Water Services Regulation Authority (the governmental body responsible for the economic regulation of the privatized water and sewage industry in England and Wales, or Ofwat), His Majesty’s Treasury and other departments of the U.K. Government in restructuring negotiations, and is taking other actions to work out this insured credit. The first scheduled principal payment that comes due under the Company’s Thames exposure is in 2037. The Company is actively working to mitigate losses and reduce risk. Although uncertainty remains, the Thames creditors and Ofwat are engaged in discussions regarding a comprehensive settlement to restructure and recapitalize Thames.

U.S. Transportation

As of June 30, 2026, the Company had insured BIG net par of $1.1 billion related to Brightline, supporting the development and operation of a private high speed passenger rail system connecting Miami, Orlando and population centers in between. The Company insures a portion of the senior revenue bonds issued by Brightline, whose credit performance is dependent on ridership growth, fare revenues and available liquidity. Brightline’s revenues and ridership, while growing, have lagged the initial projections. The Company’s exposure benefits from a continuing senior lien on the assets of Brightline.

European Renewable Energy and U.K. Student Accommodation Transactions

As of June 30, 2026, the Company had insured net par of €727 million (or $831 million) related to BIG European renewable energy transactions that are experiencing operational strain, and £291 million (or $385 million) in BIG U.K. student accommodation transactions that are experiencing weak occupancy rates and financial strain.

U.K. Healthcare

The Company has guaranteed project financings involving certain National Health Service (NHS) Trusts and NHS Foundation Trusts. As of June 30, 2026, the Company had £484 million (or $643 million) of BIG net par outstanding related to NHS Trusts. Proceeds from the financings funded new and refurbished hospital buildings and facilities in the service area of the particular NHS Trust. Certain of the bond issuers and the Company are involved in negotiations (including in some cases triggered by contract disputes) with the relevant NHS Trusts regarding various matters including the condition of the hospital facilities and service standards. The Company takes into account the nature and severity of any disputes in its internal ratings.

U.S. Healthcare

Certain BIG healthcare exposures are experiencing rising labor costs due to competition for labor and shortages in certain markets. Additionally, inflation has increased the cost of medical supplies, medical equipment and pharmacy products, while U.S. hospitals with large Medicaid and Medicare payor mixes have not seen reimbursement levels keep pace with rising costs and may be further impacted by cuts to Medicaid funding that will go into effect later in 2026 and in 2027. The combined revenue and expense challenges have led to cash flow and liquidity stress in certain transactions.

Puerto Rico

All of the Company’s exposure to the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and its various authorities and public corporations is rated BIG. The Company’s Puerto Rico net par and net debt service outstanding as of June 30, 2026 were $553 million and $630 million, respectively, compared with net par and net debt service outstanding as of December 31, 2025 of $553 million and $643 million, respectively.

Defaulting Puerto Rico Exposure

As of June 30, 2026, the Company’s only unresolved outstanding insured Puerto Rico exposure subject to a payment default was PREPA. As of June 30, 2026, the Company’s PREPA net par and debt service outstanding were $464 million and $526 million, respectively. As of December 31, 2025, the Company’s PREPA net par and debt service outstanding were $464 million and $537 million, respectively. The PREPA bonds are secured by a lien on the electric system’s stream of net revenues. The default of PREPA’s obligations has been the subject of restructuring negotiations, mediation and litigation since 2014.

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

PREPA – Recently Active Proceedings

PREPA Litigation Stay and Motion for Relief from the Litigation Stay. In July 2024, the Federal District Court of Puerto Rico entered a global stay of all PREPA-related litigation. In February 2025, the Company and certain other PREPA bondholders moved for relief from that litigation stay. In March 2025, the Federal District Court of Puerto Rico granted relief from the litigation stay to permit discrete PREPA-related litigation to go forward in PREPA’s bankruptcy proceeding under Title III of PROMESA (Title III Proceeding).

Bondholders’ Administrative Expense Claim. The Federal District Court of Puerto Rico permitted bondholders to file a motion asserting that they are entitled to compensation in the form of an administrative expense priority claim for PREPA’s consumption of net revenues during the pendency of the Title III Proceeding. The bondholders filed their administrative expense motion in April 2025. If the bondholders ultimately succeed in establishing an entitlement to an administrative expense priority claim, PREPA would be required under the U.S. Bankruptcy Code to pay such claim in full in cash prior to exiting bankruptcy. On March 16, 2026, the Federal District Court of Puerto Rico denied the bondholders’ administrative expense claim motion purely on legal grounds. The bondholders appealed the decision, and such appeals are currently pending before the U.S. Court of Appeals for the First Circuit (First Circuit).

Equitable Accounting Counterclaim. On March 30, 2026, the Company and certain other bondholders sought relief from the Federal District Court of Puerto Rico’s litigation stay with respect to their counterclaim for an equitable accounting cause of action to recover net revenues that had been wrongfully diverted from debt service since the beginning of the Title III Proceeding. On April 13, 2026, the Federal District Court of Puerto Rico issued an order indicating it was inclined to lift the litigation stay to permit the bondholders to pursue such counterclaim. At the request of the Federal District Court of Puerto Rico, the parties submitted a report and discovery plan on April 18, 2026, which included competing proposals and schedules for litigating the counterclaim, including the scope and timing of relevant discovery. As of August 6, 2026, discovery for the equitable accounting cause of action is ongoing. At the July 2026 Omnibus Hearing, the Federal District Court of Puerto Rico flagged a number of key legal issues to be resolved during the summary judgment phase of the equitable accounting counterclaim litigation, with motions on these issues targeted for submission in late September 2026.

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

The litigation was subsequently stayed pending the U.S. Supreme Court’s decision in Trump v. Cook, a case involving the President’s authority to remove a member of the Board of Governors of the Federal Reserve System. On June 29, 2026, the U.S. Supreme Court issued its decision in Trump v. Cook. The U.S. Supreme Court concluded that the attempted removal of a Federal Reserve Board member was ineffective because required pre-removal procedures were not followed. This decision has implications for the claims asserted by the former FOMB members regarding the procedural requirements applicable to their removals. The ultimate impact of the U.S. Supreme Court’s Trump v. Cook decision on the composition of the FOMB remains

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
uncertain as the U.S. administration may seek to remove FOMB members following procedures in accordance with the Trump v. Cook decision.

Mediation and Stayed Proceedings

On July 10, 2024, following the First Circuit’s determinations that bondholders have a claim against PREPA for the full principal amount of the bonds plus matured interest and that the claim is secured by PREPA’s net revenues, including future net revenues, the Federal District Court of Puerto Rico ordered the FOMB and bondholders to resume mediation and instituted a stay of all PREPA litigation, subsequently extending mediation and the litigation stay several times. The Federal District Court of Puerto Rico most recently extended the mediation through October 31, 2026, and the litigation stay indefinitely.

The following proceedings involving the Company and relating to the default by PREPA remain stayed in the Federal District Court of Puerto Rico pending its ultimate determination on a plan of adjustment and disclosure statement:

•The Company’s motion to dismiss PREPA’s Title III Bankruptcy proceeding or, in the alternative, to lift the PROMESA automatic stay to allow for the appointment of a receiver.

•Adversary complaint by certain unsecured lenders of PREPA against the Company, among other parties, including various PREPA bondholders and bond insurers, seeking, among other things, declarations that the unsecured lines of credit qualify as “Current Expenses” under the trust agreement, there is no valid lien securing the PREPA bonds unless and until such lenders are paid in full, as well as orders subordinating the PREPA bondholders’ lien and claims to such lenders’ claims, and declaring the PREPA restructuring support agreement executed in May 2019 null and void.

•Adversary complaint filed in 2023 by the official committee of unsecured creditors, PREPA’s employee union, PREPA’s retirement system, and certain other unsecured creditors, against the FOMB, PREPA, Puerto Rico Fiscal Agency and Financial Advisory Authority, and the PREPA bond trustee. The 2023 complaint seeks, among other things, declarations that plaintiffs’ claims are “Current Expenses” under the trust agreement, and an order subordinating the PREPA bondholders’ lien and claim to the plaintiffs’ claims.

Non-Defaulting Puerto Rico Exposure

As of both June 30, 2026 and December 31, 2025, the Company had $76 million of remaining non-defaulting Puerto Rico net par outstanding related primarily to the Puerto Rico Municipal Finance Agency (MFA). The Company’s MFA exposures are secured by a lien on local tax revenues and remain current on debt service payments.

U.S. RMBS Loss Projections

The Company projects losses (and recoveries) on its insured U.S. RMBS on a transaction-by-transaction basis by projecting the future cash flow of the underlying collateral pool of mortgages over time. The Company then uses individual models for each transaction to project the Company’s future claims and claim reimbursements based upon these collateral cashflow projections, the payment priorities among the transaction liabilities and assumptions about future market conditions. The resulting projected claim payments or reimbursements are then discounted using risk-free rates. The Company runs several sets of assumptions regarding mortgage collateral performance, or scenarios, which are probability weighted.

Each period the Company reviews the assumptions it uses to make RMBS loss and recovery projections based upon the performance of its insured transactions as well as the residential property market, interest rate environment and economy in general. To the extent it observes changes, it makes a judgment as to whether those changes are normal fluctuations or part of a more prolonged trend.

The loss and recovery projections for insured RMBS are affected by a variety of assumptions including: (i) the rate at which borrowers from a particular delinquency category (number of monthly payments behind) eventually default (which is referred to as the liquidation rate), (ii) projections of how many of the currently performing loans will default and when they will default, (iii) loss severity, which is the amount of loss the transaction experiences on a defaulted loan after the application of net proceeds from the disposal of the underlying property, and (iv) recovery assumptions to reflect observed trends in recoveries of principal balances of modified loans that had been previously written off.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
In recent years, the two primary drivers of changes in expected loss have been the projected and actual recoveries on previously written off or deferred loan balances and changes in discount rates.

Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
U.S. RMBS

	Net Expected Loss to be Paid (Recovered)						Economic Loss Development (Benefit)
	June 30,			December 31,			Second Quarter		Six Months
	2026			2025			2026	2025	2026	2025
	(dollars in millions)
First lien U.S. RMBS	$92			$90			$—	$(4)	$—	$(2)
Second lien U.S. RMBS	(132)			(144)			(1)	(2)	(3)	(7)
Total U.S. RMBS	$(40)			$(54)			$(1)	$(6)	$(3)	$(9)

Impact of changes in discount rates							$—	$(2)	$—	$(1)

Range of discount rates	3.62%	-	5.07%	3.45%	-	4.97%
Weighted average discount rate	4.31%			3.84%

First lien U.S. RMBS weighted average future recovery for deferred principal balances	50.0%			50.0%
Second lien U.S. RMBS weighted average future recoveries on charged-off loans	60.0%			60.0%

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

The Company establishes its scenarios by assuming various levels of recoveries on known deferred balances and increasing and decreasing the periods and levels of stress on the remaining collateral. In the Company’s most stressful scenario where 20% of deferred principal balances are assumed to be recovered, loss severities experience stress for nine years and the initial ramp-down of the conditional default rates (CDR) was assumed to occur over 16 months after being held constant for 42 months, expected loss to be paid would increase from current projections by approximately $31 million for all first lien U.S. RMBS transactions. In the Company’s least stressful scenario where 80% of deferred principal balances are assumed to be recovered, loss severities experience stress for four years and the initial ramp-down of the CDR was assumed to occur over eight months after being held constant for 30 months, expected loss to be paid would decrease from current projections by approximately $30 million for all first lien U.S. RMBS transactions.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Second Lien U.S. RMBS Loss Projections

Second lien U.S. RMBS transactions include both home equity lines of credit (HELOC) and closed-end second lien mortgages. The Company believes the most important drivers of its projected second lien U.S. RMBS claims and reimbursements are the amount and timing of future recoveries from previously charged-off loans and changes in discount rates.
In the Company’s most stressful scenario, assuming 40% recoveries on charged-off loans would decrease the expected recovery by approximately $45 million for HELOC transactions. On the other hand, in the Company’s least stressful scenario, assuming 80% recoveries on charged-off loans would increase the expected recovery by approximately $45 million for HELOC transactions.

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

6.    Contracts Accounted for as Financial Guaranty Insurance

The portfolio of outstanding exposures discussed in Note 4. Outstanding Exposure, and Note 5. Expected Loss to be Paid (Recovered), includes contracts that are accounted for as financial guaranty insurance contracts, credit derivatives and consolidated FG VIEs. Amounts presented in this note relate only to contracts accounted for as financial guaranty insurance, unless otherwise specified. See Note 8. Derivatives, for amounts related to CDS and Note 10. Variable Interest Entities, for amounts related to consolidated FG VIEs.

Premiums

Net Earned Premiums

	Second Quarter		Six Months
	2026	2025	2026	2025
	(in millions)
Financial guaranty insurance:
Scheduled net earned premiums	$80	$75	$156	$151
Accelerations from refundings, terminations and modifications	11	4	5	9
Accretion of discount on net premiums receivable	10	9	20	18
Financial guaranty insurance net earned premiums	101	88	181	178
Specialty net earned premiums	1	1	3	2
Net earned premiums	$102	$89	$184	$180

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Gross Premium Receivable,
Net of Commissions Payable on Assumed Business and Allowance for Credit Losses
Roll Forward

	Six Months
	2026	2025
	(in millions)
Beginning of year	$1,572	$1,551
Less: Specialty insurance premium receivable	2	1
Financial guaranty insurance premiums receivable	1,570	1,550
New business and supplemental premiums, net of commissions	153	124
Gross premiums received, net of commissions	(180)	(154)
Adjustments:
Changes in the expected term and debt service assumptions	(6)	(7)
Accretion of discount, net of commissions on assumed business	11	17
Foreign exchange gain (loss) on remeasurement	(23)	101
Change in allowance for credit losses	(4)	(1)
Financial guaranty insurance premium receivable	1,521	1,630
Specialty insurance premium receivable	2	1
As of June 30,	$1,523	$1,631

Approximately 66% and 68% of gross premiums receivable, net of commissions payable, as of June 30, 2026 and December 31, 2025, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

The timing and cumulative amount of actual collections and net earned premiums may differ from those of expected collections and of expected net earned premiums in the table below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations, restructurings, changes in the CPIs, changes in expected lives, new business and changes in ratings of the insured obligations and/or the Company’s financial guaranty insurance subsidiaries.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Insurance
Expected Future Premium Collections and Earnings

	As of June 30, 2026
		Future Net Premiums to be Earned (2)
	Future Premiums to be Collected (1)	Earnings of Deferred Premium Revenue	Accretion of Discount	Total
	(in millions)
2026 (July 1 - September 30)	$76	$81	$10	$91
2026 (October 1 - December 31)	46	80	10	90
Subtotal 2026	122	161	20	181
2027	144	297	37	334
2028	131	275	35	310
2029	116	253	33	286
2030	103	235	31	266
2031-2035	420	917	132	1,049
2036-2040	338	592	96	688
2041-2045	258	395	63	458
2046-2050	194	255	35	290
2051-2055	109	124	15	139
After 2055	102	88	10	98
Total	$2,037	$3,592	$507	$4,099
____________________
(1)    Net of assumed commissions payable. The future premiums to be collected are not adjusted for the allowance for credit losses.
(2)    Net of reinsurance.

Selected Information for Financial Guaranty Insurance Policies with Premiums Paid in Installments

	As of
	June 30, 2026	December 31, 2025
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,521	$1,570
Deferred premium revenue	$1,801	$1,831
Weighted-average risk-free rate used to discount premiums	2.8%	2.7%
Weighted-average period of premiums receivable (in years)	11.8	11.7

Financial Guaranty Insurance Contracts’ Losses Reported in the Condensed Consolidated Financial Statements

Loss and LAE reserve and salvage and subrogation recoverable for financial guaranty insurance obligations are discounted at risk-free rates that ranged from 2.18% to 5.67% with a weighted average of 4.36% as of June 30, 2026 and 1.93% to 5.35% with a weighted average of 3.93% as of December 31, 2025.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following table provides information on net reserve (salvage), which includes loss and LAE reserve and salvage and subrogation recoverable, both net of reinsurance.

Net Reserve (Salvage) by Sector

	As of
Sector	June 30, 2026	December 31, 2025
	(in millions)
Public finance:
U.S. public finance	$(73)	$(66)
Non-U.S. public finance	28	18
Public finance	(45)	(48)
Structured finance:
U.S. RMBS	(133)	(150)
Other structured finance	58	59
Structured finance	(75)	(91)
Total	$(120)	$(139)

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

Reconciliation of Net Expected Loss to be Paid (Recovered) to Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of June 30, 2026
(in millions)
Net expected loss to be paid (recovered) - Financial guaranty insurance	$179
Contra-paid, net	22
Salvage and subrogation recoverable, net	425
Loss and LAE reserve - Financial guaranty insurance contracts, net of reinsurance	(305)
Net expected loss to be expensed (present value)	$321

The following table provides a schedule of the expected timing of financial guaranty net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives, changes in foreign exchange rates, changes in ratings of insured obligations and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of June 30, 2026
(in millions)
2026 (July 1 - September 30)	$4
2026 (October 1 - December 31)	4
Subtotal 2026	8
2027	19
2028	21
2029	22
2030	21
2031-2035	88
2036-2040	50
2041-2045	39
2046-2050	34
2051-2055	16
After 2055	3
Net expected loss to be expensed (present value)	321
Future expected accretion	(39)
Total expected future loss and LAE	$282

The following table presents the loss and LAE (benefit) reported in the condensed consolidated statements of operations by sector for financial guaranty insurance contracts.

Loss and LAE (Benefit) by Sector

	Second Quarter		Six Months
Sector	2026	2025	2026	2025
	(in millions)
Public finance:
U.S. public finance	$(3)	$15	$9	$51
Non-U.S. public finance	4	14	11	20
Public finance	1	29	20	71
Structured finance:
U.S. RMBS	2	—	1	—
Other structured finance	1	(1)	—	(3)
Structured finance	3	(1)	1	(3)
Loss and LAE (benefit)	$4	$28	$21	$68

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of June 30, 2026

	Gross				Net Total BIG
	BIG 1	BIG 2 (4)	BIG 3	Total BIG
	(dollars in billions)
Number of risks (1)	83	15	93	191	191
Remaining weighted-average period (in years)	10.7	23.3	5.0	18.5	18.6

Outstanding exposure:
Par	$2.37	$4.93	$1.18	$8.48	$8.47
Interest	1.11	6.10	0.28	7.49	7.49
Total (2)	$3.48	$11.03	$1.46	$15.97	$15.96

	Gross				Net Total BIG
	BIG 1	BIG 2 (4)	BIG 3	Total BIG
	(in millions)
Expected cash outflows (inflows)	$114	$2,261	$1,216	$3,591	$3,583
Potential recoveries (3)	(381)	(1,988)	(1,084)	(3,453)	(3,443)
Subtotal	(267)	273	132	138	140
Discount	48	(1)	(8)	39	39
Expected losses to be paid (recovered)	$(219)	$272	$124	$177	$179

Deferred premium revenue	$59	$251	$96	$406	$406
Reserves (salvage)	$(242)	$73	$47	$(122)	$(120)

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
(2)Includes amounts related to FG VIEs.
(3)Represents expected inflows from future payments by obligors pursuant to restructuring agreements, settlements, excess spread on any underlying collateral and other estimated recoveries. Potential recoveries also include recoveries on certain investment grade credits, related primarily to exposures that were previously BIG and for which claims have been paid in the past.
(4)The increases in BIG 2 exposure, expected losses to be paid and deferred premium revenue in 2026 relate primarily to Brightline.

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

PRT

On the Acquisition Date, the Company recorded (i) the invested assets and derivatives supporting the PRT block of business at fair value and designated the invested assets as available-for-sale (See Note 8. Derivatives, and Note 9. Investments for additional information); (ii) a liability for future policy benefits (LFPB) and a deferred profit liability (DPL) that are reported together in the condensed consolidated balance sheets in the line item “future policy benefits for annuity reinsurance contracts;” and (iii) a VOBA asset representing the difference between the fair value of the PRT obligation and the sum of the insurance liabilities described in (ii) above.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Gross premiums are recognized as revenue when due from policyholders. As PRT agreements are single-premium reinsurance contracts, the premium on the PRT contract was collected prior to the Acquisition Date, and no future premiums are due. The LFPB is calculated using the net premium ratio approach and represents the present value of estimated future benefits and related expenses less the present value of estimated future net premiums for the PRT block of business. The principal assumptions used in the measurement of these insurance liabilities include longevity, investment returns, inflation, discount rate and other factors. Each reporting period, the LFPB is updated to reflect actual experience to date. Changes to the LFPB to reflect actual experience, along with actual claims paid, are reported in “benefit expense for annuity reinsurance contracts” in the condensed consolidated statement of operations.

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

The discount rate used to measure the LFPB is based on the yield of upper-medium grade (low-credit-risk) fixed-income instruments which is interpreted as a single-A corporate yield, constructed from the U.K. gilt curve plus an observed credit spread. The discount rate used to recognize interest accretion on the LFPB is locked in at the initial measurement of the reinsurance contract (the locked in discount rate). Each reporting period thereafter, the LFPB is remeasured using the current discount rate. The difference between the LFPB calculated using the current discount rate and the LFPB calculated using the locked in discount rate is recorded in “other comprehensive income (loss)” (OCI).

MYGA

On the Acquisition Date, in respect of the MYGA agreement, the Company recorded (i) funds withheld at fair value; (ii) a liability representing the account value of the assumed block of business (i.e., the policyholder account balances); (iii) a VOBA liability representing the excess of fair value of the MYGA obligation over the account value; and (iv) other payables representing pending settlement amounts due to the ceding company.

The MYGA block of business is an investment-type contract accounted for under the deposit method. Deposits related to investment-type contracts are reported as deposits in “policyholder account balances for annuity reinsurance contracts” on the condensed consolidated balance sheets. Expenses consist primarily of the interest credited to policyholder deposits and are reported in “benefit expense for annuity reinsurance contracts” on the condensed consolidated statements of operations.

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

Policyholder account balances for annuity reinsurance contracts represent the assumed contract values that have accrued to the benefit of the policyholders as of the balance sheet date and are equal to deposits plus interest credited less withdrawals and other charges assessed against the account balance, as applicable.

Future Policy Benefits for Annuity Reinsurance Contracts

The following table presents the components of “future policy benefits for annuity reinsurance contracts” on the condensed consolidated balance sheet.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Future Policy Benefits for Annuity Reinsurance Contracts

As of June 30, 2026
(in millions)
LFPB (1)	$450
DPL	34
Future policy benefits for annuity reinsurance contracts	$484
____________________
(1)    See the roll forward of LFPB table below for further information.

Roll Forward of LFPB

Six Months
2026
(dollars in millions)
Present value of expected future policy benefits
Assured Life Re Acquisition, January 21, 2026	$470
Effect of changes in cash flow assumptions	(1)
Effect of actual variances from expected experience	1
Adjusted balance as of January 21, 2026	470
Interest accrual	9
Benefit payments	(12)
Foreign exchange remeasurement	(6)
Ending balance at original discount rate	461
Effect of changes in discount rate assumptions	(11)
Balance, end of period	$450

Weighted-average liability duration (in years) (1)	10.0
Weighted-average original discount rate	5.9%
Weighted-average current discount rate	6.1%
Expected future benefit payments, undiscounted	$987
Expected future benefit payments, discounted	$450
____________________
(1)    The weighted average duration represents average cohort-level duration, weighted by the reserves amount, derived from the discounted expected future benefit cash flows.

The interest expense included in “benefit expense for annuity reinsurance contracts” in the condensed consolidated statements of operations was $6 million and $10 million for second quarter 2026 and six months 2026, respectively.

Policyholder Account Balances for Annuity Reinsurance Contracts

The following table presents the balances and the rollforward of “policyholder account balances for annuity reinsurance contracts”, which consists of MYGA, on the condensed consolidated balance sheet.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Policyholder Account Balances for Annuity Reinsurance Contracts

Six Months
2026
(dollars in millions)
Balance, beginning of year	$—
Assured Life Re Acquisition, January 21, 2026	270
Policy charges	—
Surrenders and withdrawals	(20)
Benefit payments	—
Interest credited	6
Balance, end of period	$256

Weighted-average crediting rate	5.6%
Net amount at risk	$—
Cash surrender value	$238

The following table presents policyholder account balances for annuity reinsurance contracts by range of guaranteed minimum crediting rates offered at inception. The Company is currently not accepting renewals on the MYGA book of business.

As of June 30, 2026

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum
(in millions)
4.00% - 5.00%	$13
5.00% - 6.00%	243
Total	$256

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
termination. Absent such an event of default or termination event, the Company may not unilaterally terminate a credit derivative contract; however, the Company on occasion has mutually agreed to terminate certain CDS with related counterparties.

The components of the Company’s credit derivative net par outstanding and net fair value asset (liability) by sector are presented in the table below. The estimated remaining weighted average life of credit derivatives was 8.6 years as of both June 30, 2026 and December 31, 2025.

 Credit Derivatives (1)

	Net Par Outstanding		Net Fair Value Asset (Liability)
	As of June 30, 2026	As of December 31, 2025	As of June 30, 2026	As of December 31, 2025
	(in billions)		(in millions)
U.S. public finance	$1.0	$1.0	$(2)	$(2)
Non-U.S. public finance	1.3	1.6	(11)	(12)
U.S. structured finance	0.1	0.2	(1)	(1)
Non-U.S. structured finance	1.2	1.0	—	—
Total credit derivatives	$3.6	$3.8	$(14)	$(15)
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

CDS Spread on AG (in basis points)

	As of June 30, 2026	As of December 31, 2025	As of June 30, 2025	As of December 31, 2024
Five-year CDS spread	73	69	74	75
One-year CDS spread	25	23	25	25

Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AG Credit Spread

	As of
	June 30, 2026	December 31, 2025
	(in millions)
Fair value of credit derivatives before effect of AG credit spread	$(38)	$(40)
Plus: Effect of AG credit spread	24	25
Net fair value of credit derivatives	$(14)	$(15)

The fair value of CDS contracts as of June 30, 2026, before considering the benefit applicable to AG’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions, sometimes related to downgrades, compared with those at the time of underwriting for certain underlying credits with longer tenor.

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

The following table presents the notional amounts and the net fair value asset (liability) of the freestanding derivatives.

Freestanding Derivatives (1)
As of June 30, 2026

	Notional	Net Fair Value Asset (Liability)
	(in billions)	(in millions)
Cross-currency swaps	$0.1	$(1)
Interest rate swaps	—	(2)
Inflation swaps	0.2	(2)
Total freestanding derivatives	$0.3	$(5)
____________________
(1)    Excludes the embedded derivative in funds withheld.

Effect of Changes in Fair Value of Derivatives on Condensed Consolidated Statements of Operations

Fair Value Gains (Losses) on Derivatives

	Second Quarter		Six Months
	2026	2025	2026	2025
	(in millions)
Fair value gains (losses) on credit derivatives:
Realized gains (losses) and other settlements (1)	$1	$—	$3	$105
Net unrealized gains (losses)	1	1	—	—
Fair value gains (losses) on credit derivatives	2	1	3	105
Fair value gains (losses) on annuity reinsurance derivatives:
Cross-currency swaps	2	—	(4)	—
Interest rate swaps	—	—	(1)	—
Inflation swaps	(3)	—	2	—
Funds withheld - embedded derivative	4	—	7	—
Fair value gains (losses) on derivatives	$5	$1	$7	$105
____________________
(1)    Six months 2025 results include $103 million gain recognized in connection with the LBIE litigation, which represents the full satisfaction of the judgment the Company was awarded and its claims for attorneys’ fees, expenses and interest.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
9.    Investments

The largest component of the investment portfolio is fixed-maturity securities, the majority of which are investment grade and managed by external investment managers. The Company has established investment guidelines for these investment managers regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector.

Portions of the Company’s alternative investments portfolio are managed by Sound Point. Pursuant to a letter agreement effective July 1, 2023 (Letter Agreement), AG engaged Sound Point to be its sole alternative credit manager and transitioned to Sound Point the management of certain existing alternative investments and related commitments. Under the Letter Agreement, AG, including through its investment subsidiary, AGAS, agreed, subject to the terms and conditions of the Letter Agreement, to invest in funds, other vehicles and separately managed accounts managed by Sound Point. When aggregated with the alternative investments and commitments transitioned from the Company and any reinvestments (collectively, Sound Point Investments), together with investments made by other Assured Guaranty affiliates, the total amount of such investments is expected to be $1 billion. AG has invested with Sound Point across multiple strategies in order to seek to enhance investment returns and anticipates continuing to invest with Sound Point pursuant to the Letter Agreement. The Letter Agreement contemplates a long-term investment partnership between Sound Point and Assured Guaranty, whereby AG has agreed to reinvest all returns of capital from Sound Point Investments until July 1, 2038, at which point the Letter Agreement may be terminated without cause. In addition, AG has agreed to reinvest all gains and dividends from Sound Point Investments until July 1, 2025, and fifty percent of such gains and dividends thereafter until July 1, 2033. Beginning July 1, 2028, AG may elect to reduce the amounts invested or required to be reinvested in certain Sound Point Investments under the Letter Agreement, subject to corresponding adjustments of Assured Guaranty’s ownership interest in Sound Point. To the extent not required to be reinvested by the Letter Agreement, all proceeds from Sound Point Investments received in accordance with their operative investment documents can be distributed to AG.

Investment Portfolio
Carrying Value

	As of
	June 30, 2026	December 31, 2025
	(in millions)
Fixed-maturity securities, available-for-sale	$6,817	$6,369
Fixed-maturity securities, trading	131	124
Short-term investments	792	903
Other invested assets:
Equity method investments:
Ownership interest in Sound Point	398	415
Funds and other investments	676	664
Other (1)	116	12
Total (2)	$8,930	$8,487
____________________
(1)    The June 30, 2026 balance consists primarily of loans issued by a U.K. regulated utility and a U.S. infrastructure project to which the Company has insured exposure.
(2)    In the investment portfolio, the aggregate carrying value of Sound Point managed investments was $548 million and $628 million as of June 30, 2026 and December 31, 2025, respectively, excluding the Company’s ownership interest in Sound Point and, as of December 31, 2025, certain investments in funds that were accounted for as CIVs.

As of June 30, 2026 and December 31, 2025, based on fair value, 7.4% and 8.6%, respectively, of available-for-sale fixed-maturity securities were either rated BIG or not rated, primarily consisting of collateralized loan obligation (CLO) equity tranches, liquidity bonds issued by a U.K. regulated utility and Loss Mitigation Securities. As of June 30, 2026 and December 31, 2025, the carrying value of CLO equity tranches was $182 million and $228 million, respectively. As of June 30, 2026 and December 31, 2025, the carrying value of liquidity bonds issued by a U.K. regulated utility to which the Company has insured exposure was $160 million and $168 million, respectively. As of June 30, 2026 and December 31, 2025, the carrying value of Loss Mitigation Securities was $151 million and $140 million, respectively.

Fixed-maturity securities classified as trading securities primarily include Puerto Rico contingent value instruments (CVIs) and are not rated. In 2022, as a result of the resolution of certain defaulting Puerto Rico exposures, the Company

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
received Puerto Rico CVIs, along with other consideration. The CVIs are intended to provide creditors with additional recoveries tied to the outperformance of the Puerto Rico 5.5% sales and use tax receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. The fair value of remaining CVIs as of June 30, 2026 and December 31, 2025 was $127 million and $114 million, respectively. The Company may sell any CVIs it continues to hold.

The investment portfolio includes $928 million in alternative investments primarily consisting of (i) $182 million of CLO equity securities classified as available-for-sale fixed-maturity securities, and (ii) $681 million of investments across various asset classes that are reported in other invested assets. The Company’s alternative investment commitments as of June 30, 2026 include $480 million in unfunded commitments which together with its $928 million in funded commitments total $1.4 billion. Alternative investment commitments of $1.4 billion include the $1 billion commitment to invest in Sound Point managed alternative investments, subject to certain conditions precedent. Capital allocated to alternative investments was committed to several funds pursuing various strategies, including private healthcare investing, asset-based/specialty finance, commercial real estate finance, CLOs and other strategies.

Since the Assured Life Re Acquisition Date, the investment portfolio includes available-for-sale fixed-maturity securities and short-term investments supporting the PRT block of business that are held in a consolidated VIE. See Note 10. Variable Interest Entities.

Accrued investment income, which is reported in “other assets,” was $77 million and $70 million as of June 30, 2026 and December 31, 2025, respectively.

Available-for-Sale Fixed-Maturity Securities by Security Type
As of June 30, 2026

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in millions)
Obligations of state and political subdivisions	21%	$1,523	$(13)	$30	$(71)	$1,469
U.S. government and agencies	1	49	—	1	(5)	45
Corporate securities (2)	50	3,556	(7)	35	(145)	3,439
Mortgage-backed securities (3):
RMBS	11	781	(28)	6	(33)	726
Commercial mortgage-backed securities (CMBS)	4	284	—	1	(3)	282
Asset-backed securities:
CLOs	7	485	(24)	3	(63)	401
Other (4)	3	238	—	3	(1)	240
Non-U.S. government securities	3	231	—	1	(17)	215
Total available-for-sale fixed-maturity securities	100%	$7,147	$(72)	$80	$(338)	$6,817

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
(3)U.S. government-agency obligations represented 71% and 75% of mortgage-backed securities as of June 30, 2026 and December 31, 2025, respectively, based on fair value.
(4)This category includes an investment in an affiliated entity with amortized cost of $59 million and $53 million as of June 30, 2026 and December 31, 2025, respectively, and fair value of $62 million and $54 million as of June 30, 2026 and December 31, 2025, respectively.

Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of June 30, 2026

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$285	$(3)	$499	$(68)	$784	$(71)
U.S. government and agencies	24	—	5	(5)	29	(5)
Corporate securities	1,411	(29)	558	(87)	1,969	(116)
Mortgage-backed securities:
RMBS	179	(1)	91	(6)	270	(7)
CMBS	146	(2)	48	(1)	194	(3)
Asset-backed securities:
CLOs	81	(3)	20	—	101	(3)
Other	68	(1)	9	—	77	(1)
Non-U.S. government securities	164	(9)	19	(8)	183	(17)
Total	$2,358	$(48)	$1,249	$(175)	$3,607	$(223)
Number of securities (1)		725		646		1,349

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

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security when determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of June 30, 2026 and December 31, 2025 were primarily related to higher interest rates and spread compression rather than credit quality. As of June 30, 2026, the Company did not intend to and was not required to sell investments in an unrealized loss position prior to the expected recovery in value. As of June 30, 2026, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 274 securities had unrealized losses in excess of 10% of their carrying value, whereas as of December 31, 2025, 253 securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $147 million as of both June 30, 2026 and December 31, 2025.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2026 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of June 30, 2026

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$178	$182
Due after one year through five years	1,371	1,354
Due after five years through 10 years	2,169	2,091
Due after 10 years	2,364	2,182
Mortgage-backed securities:
RMBS	781	726
CMBS	284	282
Total	$7,147	$6,817

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements or otherwise pledged or restricted totaled $73 million and $77 million as of June 30, 2026 and December 31, 2025, respectively. The total collateral funded into a reinsurance trust or a similar account by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements had a fair value of $796 million and $813 million as of June 30, 2026 and December 31, 2025, respectively.

Fixed-maturity securities of $583 million, short-term investments of $3 million and cash of $7 million are held in a consolidated VIE supporting the PRT block of business. See Note 10. Variable Interest Entities. The use of the VIE’s assets is restricted based on the terms of the PRT reinsurance agreement. Total above includes $7 million of fixed-maturity securities that were pledged as collateral for derivatives.

Income from Investments

The components of income derived from the investment portfolio are presented in the following tables.

Income from Investments

	Second Quarter		Six Months
	2026	2025	2026	2025
	(in millions)
Investment income:
Fixed-maturity securities, available-for-sale (1)	$91	$77	$176	$151
Short-term investments	8	12	16	25
Other invested assets	1	1	2	2
Investment income	100	90	194	178
Investment expenses	(2)	(1)	(4)	(2)
Net investment income	$98	$89	$190	$176

Fair value gains (losses) on trading securities (2)	$7	$2	$13	$3

Equity in earnings (losses) of investees:
Ownership interest in Sound Point	$(5)	$(1)	$1	$12
Funds and other investments	(6)	4	19	44
Equity in earnings (losses) of investees	$(11)	$3	$20	$56
____________________
(1)    Amounts include $3 million, $7 million, $6 million and $14 million of investment income on Loss Mitigation Securities for second quarter 2026, second quarter 2025, six months 2026 and six months 2025, respectively.
(2)    Fair value gains on trading securities pertaining to securities still held as of June 30, 2026 were $7 million for second quarter 2026 and $12 million for six months 2026. Fair value gains on trading securities pertaining to securities still held as of June 30, 2025 were $2 million for second quarter 2025 and $3 million for six months 2025.

Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2026	2025	2026	2025
	(in millions)
Gross realized gains on sales of available-for-sale securities	$3	$1	$5	$4
Gross realized losses on sales of available-for-sale securities	(5)	(1)	(7)	(9)
Net foreign currency gains (losses)	—	—	1	(1)
Change in the allowance for credit losses and intent to sell (1)	(9)	(3)	(25)	(13)
Other net realized gains (losses)	1	(3)	1	(3)
Net realized investment gains (losses)	$(10)	$(6)	$(25)	$(22)
____________________
(1)    The change in the allowance for credit losses for second quarter 2026, second quarter 2025 and six months 2026 was primarily related to CLO equity tranches. The change in the allowance for credit losses for six months 2025 was primarily related to Loss Mitigation Securities.

The proceeds from sales of fixed-maturity securities classified as available-for-sale were $492 million in second quarter 2026, $211 million in second quarter 2025, $585 million in six months 2026 and $427 million in six months 2025.

The following table presents the roll forward of the allowance for the credit losses on available-for-sale fixed-maturity securities.

Roll Forward of Allowance for Credit Losses
for Available-for-Sale Fixed-Maturity Securities

	Second Quarter		Six Months
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$63	$45	$54	$60
Additions for securities for which credit losses were not previously recognized	1	3	12	3
Additions (reductions) for securities for which credit losses were previously recognized	8	(1)	13	9
Write-offs charged against the allowance	—	—	(7)	(25)
Balance, end of period	$72	$47	$72	$47

The Company purchased one Loss Mitigation Security with credit deterioration during second quarter 2026 and six months 2026. The Company did not purchase any other securities with credit deterioration during the periods presented. The majority of securities with credit losses relate to RMBS, CLOs and obligations of state and political subdivisions.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

As per the terms of its financial guaranty contracts insuring the debt obligations of a VIE, the Company obtains certain protective rights that give it additional controls over the VIE. These protective rights are triggered by the occurrence of certain events, such as the failure of a servicer or collateral manager to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer’s or collateral manager’s financial condition. Typically, at deal inception, the Company is not deemed to control the VIEs whose debt it insures; however, once a trigger event occurs, the Company’s control of the VIE generally increases.

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

The Company elected the fair value option (FVO) for all assets and liabilities of its consolidated FG VIEs, except for one FG VIE that was consolidated during the fourth quarter of 2025. Upon consolidation, the assets and liabilities of this VIE were recorded pursuant to the guidance in ASC 805, Business Combinations, which specifies that the VIE’s assets and liabilities are recorded at fair value except for a contract asset which is recognized and measured pursuant to ASC 606, Revenue from Contracts with Customers. Upon initial adoption of the accounting guidance for VIEs in 2010, the Company elected to fair value its FG VIEs’ assets and liabilities as the carrying amount transition method was not practical. To allow for consistency in the accounting for the assets and liabilities of its consolidated FG VIEs, the Company has elected the FVO for FG VIEs consolidated after the initial adoption. The change in fair value of FG VIEs’ assets and liabilities where the FVO was elected is reported in “gains (losses) on financial guaranty variable interest entities” in the condensed consolidated statements of operations, except for the change in fair value attributable to change in instrument-specific credit risk (ISCR) on FG VIEs’ liabilities for which the FVO was elected, which is reported in “other comprehensive income (loss).” Interest income and interest expense are derived from the trustee reports and also included in “gains (losses) on financial guaranty variable interest entities.”

As of June 30, 2026 and December 31, 2025, the Company consolidated 23 and 24 FG VIEs, respectively.

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

Consolidated FG VIEs by Type of Collateral

	As of
	June 30, 2026	December 31, 2025
	(in millions)
FG VIEs’ assets:
U.S. RMBS (1)	$134	$142
Other (includes $30 and $30 at fair value) (2)	64	70
Total FG VIEs’ assets	$198	$212
FG VIEs’ liabilities with recourse:
U.S. RMBS (1)	$138	$147
Other (includes $– and $35 at fair value)	34	35
Total FG VIEs’ liabilities with recourse	$172	$182
FG VIEs’ liabilities without recourse:
U.S. RMBS (1)	$9	$9
Other (includes $– and $6 at fair value)	7	7
Total FG VIEs’ liabilities without recourse	$16	$16
____________________
(1)    U.S. RMBS assets and liabilities are measured at fair value under the FVO.
(2)    Includes a contract asset related to a services agreement of approximately $34 million and $40 million as of June 30, 2026 and December 31, 2025, respectively, accounted for in accordance with ASC 606, Revenue from Contracts with Customers, as well as debt and equity investments, and cash and cash equivalents.

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

Selected Information for FG VIEs’ Assets and Liabilities
Measured under the FVO

	As of
	June 30, 2026	December 31, 2025
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$250	$252
FG VIEs’ liabilities with recourse	33	31
FG VIEs’ liabilities without recourse	15	15
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	20	20
Unpaid principal for FG VIEs’ liabilities with recourse (1)	171	178
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

During six months 2026, the Company deconsolidated a CIV related to its investments with Sound Point affiliated entities and recognized a gain on deconsolidation of $2 million, which was reported in “fair value gains (losses) on consolidated investment vehicles.” As of June 30, 2026, the Company did not consolidate any CIVs. As of December 31, 2025, the Company consolidated one CIV with assets of $175 million.

Noncontrolling Interest in FG VIEs and CIVs

Noncontrolling interest (NCI) represents the portion of the consolidated FG VIEs and CIVs not owned by the Company and includes ownership interests of third parties and former employees. The NCI is non-redeemable and presented on the statement of shareholders’ equity.

Annuity Reinsurance VIEs

The assets related to the PRT block of business are held in a sub-fund of an Irish collective asset-management vehicle which meets the definition of a VIE (the PRT VIE). The Company has determined that it is the PRT VIE’s primary beneficiary and, therefore, consolidates the entity in its condensed consolidated financial statements. In instances where the Company consolidates a VIE that was established as part of an assumed annuity reinsurance contract, the Company classifies the assets of that VIE in the financial statement line items that most accurately reflect their nature as opposed to a one-line-item presentation for the VIE’s assets. As of June 30, 2026, the assets of the PRT VIE consisted of available-for-sale fixed-maturity securities of $583 million, short-term investments of $3 million, cash of $7 million, accrued interest of $9 million reported in “other assets,” and a net derivative liability of $6 million reported in “other assets” and “other liabilities.”

Non-Consolidated VIEs

As described in Note 4. Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 16 thousand policies monitored as of June 30, 2026, approximately 15 thousand policies are not within the scope of ASC 810, Consolidation, because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of both June 30, 2026 and December 31, 2025, the Company identified 53 policies that contain provisions and experienced events that may trigger consolidation.

The Company holds variable interests in investment vehicles which are not consolidated, as the Company is not the primary beneficiary. As of June 30, 2026, the Company’s maximum exposure to losses relating to these VIEs was $827 million, which is limited to the carrying value of the investment vehicles.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing transparency for certain products changes, the Company may refine its methodologies and

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
assumptions. During six months 2026, no changes were made to the Company’s valuation models that had (or are expected to have) a material impact on the Company’s condensed consolidated balance sheets, statements of operations and comprehensive income.

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

Level 1 — Quoted prices for identical instruments in active markets. The Company generally defines an active market as a market in which trading occurs at significant volumes. Active markets generally are more liquid and have a lower bid-ask spread than an inactive market.

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

There was a transfer of fixed-maturity trading securities to Level 3 during six months 2026 as observable inputs were no longer available to the Company. There were no other transfers from or into Level 3 during the periods presented.

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

As of June 30, 2026, the Company used models to price 146 securities. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined based on an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts; and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
could have materially changed the expected timing of cash flows within these securities which could have significantly affected the fair value of the securities.

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

The fair value of the Company’s credit derivative contracts generally represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable creditworthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the credit derivatives’ contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. A credit derivative liability on protection sold is the result of contractual cash inflows on in-force transactions that are lower than what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the reporting date. Consistent with previous years, market conditions as of June 30, 2026 were such that market prices of the Company’s CDS contracts were not available.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
In the Company’s valuation model, the current premium is not permitted to go below the minimum rate that the Company would charge to assume similar risks in the reporting period. This assumption can have the effect of limiting the amount of unrealized gains that are recognized on certain CDS contracts. The minimum premium had no effect on the fair value of CDS contracts as of both June 30, 2026 and December 31, 2025.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of June 30, 2026

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Fixed-maturity securities, available-for-sale:
Obligations of state and political subdivisions	$—	$1,459	$10	$1,469
U.S. government and agencies	—	45	—	45
Corporate securities	—	3,279	160	3,439
Mortgage-backed securities:
RMBS	—	571	155	726
CMBS	—	282	—	282
Asset-backed securities	—	178	463	641
Non-U.S. government securities	—	215	—	215
Total fixed-maturity securities, available-for-sale	—	6,029	788	6,817
Fixed-maturity securities, trading	—	127	4	131
Short-term investments	792	—	—	792
Other invested assets (1)	—	—	3	3
Funds withheld	—	—	296	296
FG VIEs’ assets	—	21	143	164
Other assets	89	71	27	187
Total assets carried at fair value	$881	$6,248	$1,261	$8,390
Liabilities:
FG VIEs’ liabilities (2)	$—	$—	$147	$147
Other liabilities	—	6	21	27
Total liabilities carried at fair value	$—	$6	$168	$174

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during second quarter 2026, second quarter 2025, six months 2026 and six months 2025.

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Second Quarter 2026

	Fixed-Maturity Securities, Available-for-Sale
	Obligations of State and Political Subdivisions	Corporate		RMBS		Asset- Backed Securities		Fixed-Maturity Securities, Trading		Funds Withheld		FG VIEs’ Assets		Other (7)
	(in millions)
Fair value as of March 31, 2026	$10	$162		$140		$429		$8		$296		$146		$30
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	1	(1)	2	(1)	2	(1)	—		4	(6)	3	(2)	(8)	(3)
Other comprehensive income (loss)	—	(3)		17		20		—		—		—		—
Purchases	—	—		2		48		—		—		—		—
Settlements	—	—		(6)		(36)		(4)		(4)		(6)		—
Deconsolidations	—	—		—		—		—		—		—		—
Fair value as of June 30, 2026	$10	$160		$155		$463		$4		$296		$143		$22
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2026 included in:
Earnings								$(1)	(9)	$4	(6)	$2	(2)	$(8)	(3)
OCI	$—	$(3)		$17		$20								$—

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Second Quarter 2026

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)
	(in millions)
Fair value as of March 31, 2026	$(16)		$(152)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	2	(6)	(2)	(2)
Other comprehensive income (loss)	—		2
Settlements	—		5
Fair value as of June 30, 2026	$(14)		$(147)
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2026 included in:
Earnings	$1	(6)	$(1)	(2)
OCI			$2

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Six Months 2026

	Fixed-Maturity Securities, Available-for-Sale
	Obligations of State and Political Subdivisions	Corporate		RMBS		Asset- Backed Securities		Fixed-Maturity Securities, Trading		Funds Withheld		FG VIEs’ Assets		Assets of CIVs		Other (7)
	(in millions)
Fair value as of December 31, 2025	$10	$168		$144		$511		$4		$—		$150		$167		$24
Assured Life Re Acquisition	—	—		—		—		—		293		—		—		—
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	2	(1)	4	(1)	(2)	(1)	—		7	(6)	3	(2)	4	(4)	(2)	(3)
Other comprehensive income (loss)	—	(10)		16		(26)		—		—		—		—		—
Purchases	—	—		2		62		—		—		—		—		—
Settlements	—	—		(11)		(82)		(5)		(4)		(10)		(165)		—
Deconsolidations	—	—		—		—		—		—		—		(6)		—
Transfers into Level 3	—	—		—		—		5		—		—		—		—
Fair value as of June 30, 2026	$10	$160		$155		$463		$4		$296		$143		$—		$22
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2026 included in:
Earnings								$(1)	(9)	$7	(6)	$2	(2)	$—		$(2)	(3)
OCI	$—	$(10)		$16		$(26)										$—

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Six Months 2026

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)
	(in millions)
Fair value as of December 31, 2025	$(15)		$(156)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	3	(6)	(1)	(2)
Other comprehensive income (loss)	—		2
Settlements	(2)		8
Fair value as of June 30, 2026	$(14)		$(147)
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2026 included in:
Earnings	$—		$—
OCI			$2

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
____________________
(1)Included in “net realized investment gains (losses)” or “net investment income.”
(2)Reported in “gains (losses) on financial guaranty variable interest entities.”
(3)Reported in “fair value gains (losses) on committed capital securities,” “net investment income” or “other income (loss).”
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
As of June 30, 2026

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (3)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$10	Yield	4.8%	-	15.0%	7.1%
Corporate	160	Yield	6.0%	-	9.0%	6.2%
RMBS	155	Conditional prepayment rate (CPR)	0.0%	-	19.5%	4.7%
		CDR	1.3%	-	18.5%	5.6%
		Loss severity	40.0%	-	125.0%	66.1%
		Yield	7.3%	-	10.4%	8.0%
Asset-backed securities:
CLOs	401	Discount margin	0.4%	-	2.9%	1.5%
		Yield	12.2%	-	32.5%	20.8%
Others	62	Yield	8.7%
Fixed-maturity securities, trading (1)	4	Yield	3.7%	-	18.0%	15.2%
Funds withheld	296	Discount margin	2.1%	-	5.9%	4.4%
FG VIEs’ assets (1)	143	CPR	0.3%	-	25.2%	5.9%
		CDR	1.2%	-	41.0%	10.6%
		Loss severity	45.0%	-	100.0%	83.8%
		Yield	6.4%	-	9.4%	7.3%
Other assets (1)	20	Implied Yield	6.4%	-	6.9%	6.7%
		Term (years)	10 years
Credit derivative liabilities, net (1)	(14)	Hedge cost (in basis points) (bps)	11.9	-	29.3	15.9
		Bank profit (in bps)	63.3	-	241.9	126.4
		Internal credit rating	AAA	-	CCC	A+
		Discount rates of future expected premium cash flows	3.9%	-	4.4%	4.3%
FG VIEs’ liabilities (1)	(147)	CPR	0.3%	-	25.2%	5.9%
		CDR	1.2%	-	41.0%	10.6%
		Loss severity	45.0%	-	100.0%	83.8%
		Yield	5.4%	-	8.9%	6.9%
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
(4)    Weighted average is calculated as a percentage of current par outstanding for all categories except for assets of CIVs and “fixed-maturity securities, trading” for which it is calculated as a percentage of fair value.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Not Carried at Fair Value

Financial Guaranty Insurance Contracts

Fair value is based on management’s estimate of the consideration that would be paid to, or received from, a similarly rated financial guaranty insurance company to acquire the Company’s in-force book of financial guaranty insurance contracts. It is based upon the ratio of current trends in premium pricing to risk-based expected loss for investment grade portions of the portfolio and stressed loss pricing for BIG transactions. The Company classified the fair value of financial guaranty insurance contracts as Level 3.

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

The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of June 30, 2026		As of December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Other assets (including other invested assets) (1)	$200	$207	$90	$91
Financial guaranty insurance contracts (2)	(1,949)	(1,824)	(1,906)	(1,485)
Policyholder account balances for annuity reinsurance contracts	(256)	(266)	—	—
Long-term debt	(1,706)	(1,592)	(1,704)	(1,610)
FG VIEs’ liabilities	(40)	(39)	—	—
Other liabilities (1)	(20)	(20)	(18)	(18)
____________________
(1)    The Company’s other assets and other liabilities primarily consist of accrued interest and receivables for securities sold and payables for securities purchased, for which the carrying value approximates fair value. Other assets as of June 30, 2026 also include loans issued by a U.K. regulated utility and a U.S. infrastructure project to which the Company has insured exposure. Valuations for these loans were based on either observed market pricing of comparable securities or a discounted cash flow analysis using market-derived spread assumptions. The Company classified the fair value of loans as Level 3 in the fair value hierarchy.
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

AGL’s subsidiaries are subject to income taxes imposed by the local tax authorities in the jurisdictions in which they operate and file applicable tax returns. In addition, AGRO, a Bermuda-domiciled company, has elected under Internal Revenue Code Section 953(d) to be taxed as a U.S. domestic corporation. Assured Life Re, another Bermuda-domiciled company, plans to elect under Internal Revenue Code Section 953(d) to be taxed as a U.S. domestic corporation beginning with the 2026 tax year. As a result of this election, the Company started accruing and recording U.S. federal income taxes related to Assured Life Re in the first quarter of 2026.

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

On July 4, 2025, the U.S. Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (OBBBA). The OBBBA includes significant provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not expect it to have a material impact on its financial condition or results of operation.

The U.K. Finance Act 2026, enacted on March 18, 2026, clarified that certain pre-regime deferred taxes are not considered covered taxes for purposes of the Pillar Two global minimum tax framework, with the amendments effective for accounting periods ending on or after July 21, 2025. As a result of this enactment, the Company revised its 2025 global minimum tax calculation to exclude certain Bermuda pre-regime deferred tax assets and liabilities arising from the introduction of Bermuda’s corporate income tax on January 1, 2025, and recorded a discrete tax benefit of $33 million in six months 2026.

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

The Company’s effective tax rate was 18.0%, 20.9%, (9.9)% and 19.7% for second quarter 2026, second quarter 2025, six months 2026 and six months 2025, respectively. The effective tax rate for six months 2026 is different from the expected tax provision (benefit) primarily due to tax law changes to the Pillar Two global minimum tax for 2025 recorded in the first

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
quarter of 2026 of $33 million, a tax benefit recognized upon Assured Life Re’s change in tax status effective for the 2026 tax year, as well as a tax benefit for U.S. tax-exempt interest in each period.

Audits

During 2025, the Internal Revenue Service (IRS) closed the audit of AGUS’ 2018 and 2019 tax years with no impact to previously accrued taxes and opened an audit of AGUS’ 2021 tax year. As of June 30, 2026, AGUS had open tax years with the IRS for 2021 forward. As of June 30, 2026, Assured Guaranty Overseas US Holdings Inc. had open tax years with the IRS for 2022 forward and is not currently under audit. In December 2023, His Majesty’s Revenue & Customs (HMRC) issued an inquiry into the Company’s 2021 U.K. tax returns. In October 2025, HMRC issued an inquiry into the Company’s 2022 and 2023 U.K. tax returns along with issuing inquires into AGUK, Assured Guaranty (UK) Services Limited and Assured Guaranty Finance Overseas Ltd.’s 2023 U.K. tax returns. In March 2026, HMRC closed the audit of the Company’s 2021, 2022 and 2023 inquiries with no impact to previously accrued taxes. As of June 30, 2026, the Company had open tax years with HMRC for 2024 forward; AGUK, Assured Guaranty (UK) Services Limited and Assured Guaranty Finance Overseas Ltd. had open tax years with HMRC for 2023 forward; and the Company’s other U.K. subsidiaries had open tax years with HMRC for 2024 forward. The Company’s French subsidiary is not currently under examination and has open tax years of 2021 forward.

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

In addition, in the ordinary course of their respective businesses, certain of AGL’s insurance subsidiaries are involved in litigation with third parties to recover insurance losses paid in prior periods or prevent or reduce losses in the future. For example, the Company is involved in a number of legal actions in the Federal District Court of Puerto Rico to enforce or defend its rights with respect to the obligations of PREPA it insures. There are several recently active proceedings related to PREPA, while other unresolved proceedings remain stayed pending the Federal District Court of Puerto Rico’s determination on a plan of adjustment and disclosure statement. See Note 5. Expected Loss to be Paid (Recovered), Loss Estimation Process, Public Finance, Puerto Rico, for a description of such actions. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

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

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Second Quarter 2026

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Change in Discount Rates on the LFPB	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, March 31, 2026	$(132)	$(116)	$(17)	$17	$(36)	$4	$(280)
Other comprehensive income (loss) before reclassifications	2	27	—	(8)	—	—	21
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(8)	(2)	—	—	—	—	(10)
Gains (losses) on FG VIEs	—	—	(1)	—	—	—	(1)
Total before tax	(8)	(2)	(1)	—	—	—	(11)
Tax (provision) benefit	2	1	—	—	—	—	3
Total amount reclassified from AOCI, net of tax	(6)	(1)	(1)	—	—	—	(8)
Other comprehensive income (loss)	8	28	1	(8)	—	—	29
Balance, June 30, 2026	$(124)	$(88)	$(16)	$9	$(36)	$4	$(251)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Second Quarter 2025

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, March 31, 2025	$(183)	$(78)	$(19)	$(38)	$4	$(314)
Other comprehensive income (loss) before reclassifications	85	(3)	—	2	—	84
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	—	(3)	—	—	—	(3)
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	—	(3)	(1)	—	—	(4)
Tax (provision) benefit	—	1	—	—	—	1
Total amount reclassified from AOCI, net of tax	—	(2)	(1)	—	—	(3)
Other comprehensive income (loss)	85	(1)	1	2	—	87
Balance, June 30, 2025	$(98)	$(79)	$(18)	$(36)	$4	$(227)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Accumulated Other Comprehensive Income (Loss) by Component
Six Months 2026

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Change in Discount Rates on the LFPB	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2025	$(48)	$(72)	$(17)	$—	$(35)	$4	$(168)
Other comprehensive income (loss) before reclassifications	(81)	(30)	—	9	(1)	—	(103)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(7)	(18)	—	—	—	—	(25)
Gains (losses) on FG VIEs	—	—	(1)	—	—	—	(1)
Total before tax	(7)	(18)	(1)	—	—	—	(26)
Tax (provision) benefit	2	4	—	—	—	—	6
Total amount reclassified from AOCI, net of tax	(5)	(14)	(1)	—	—	—	(20)
Other comprehensive income (loss)	(76)	(16)	1	9	(1)	—	(83)
Balance, June 30, 2026	$(124)	$(88)	$(16)	$9	$(36)	$4	$(251)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Six Months 2025

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2024	$(235)	$(99)	$(18)	$(37)	$4	$(385)
Other comprehensive income (loss) before reclassifications	131	10	(1)	1	—	141
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(6)	(13)	—	—	—	(19)
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	(6)	(13)	(1)	—	—	(20)
Tax (provision) benefit	—	3	—	—	—	3
Total amount reclassified from AOCI, net of tax	(6)	(10)	(1)	—	—	(17)
Other comprehensive income (loss)	137	20	—	1	—	158
Balance, June 30, 2025	$(98)	$(79)	$(18)	$(36)	$4	$(227)

Share Repurchases

The following table presents information regarding AGL’s repurchases of its common shares during the period from January 1, 2025 through August 5, 2026.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Share Repurchases

Period	Number of Shares Repurchased	Total Payments (1) (in millions)	Average Price Paid Per Share (1)
2025 (January 1 - March 31)	1,335,228	$120	$89.72
2025 (April 1 - June 30)	1,537,505	131	85.03
2025 (July 1 - September 30)	1,423,121	118	83.06
2025 (October 1 - December 31)	1,523,773	131	86.16
Total 2025	5,819,627	$500	$85.92
2026 (January 1 - March 31)	881,981	75	85.58
2026 (April 1 - June 30)	553,564	45	80.68
2026 (July 1 - August 5)	123,333	10	83.78
Total 2026	1,558,878	$130	$83.70
____________________
(1)    Excludes commissions.

As of August 5, 2026, AGL was authorized to repurchase an additional $121 million of its common shares. The Board of Directors may modify, suspend or terminate the repurchase program at any time, and the program does not have a stated expiration date.

As part of its overall capital management strategy, the Company evaluates on a quarterly basis planned uses of available capital, which may include growth opportunities in its financial guaranty insurance and annuity reinsurance businesses, maintaining a capital cushion to support its existing business and share repurchases.

The timing, form and amount of any future share repurchases will be determined at the Company’s discretion and will depend on various factors, including alternative uses for capital, the Company’s regulatory capital position, rating agency capital considerations, availability of cash at the parent company, market conditions and legal and regulatory requirements. Any such share repurchases may be made from time to time through open-market purchases or privately negotiated transactions, and there can be no assurance of the amount of share repurchases that will occur in the future.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
15.    Earnings Per Share

Computation of Earnings Per Share

	Second Quarter		Six Months
	2026	2025	2026	2025
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$39	$103	$127	$279
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	—	1	2
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$39	$103	$126	$277
Basic shares	44.3	48.9	44.6	49.5
Basic EPS	$0.88	$2.10	$2.82	$5.60

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$39	$103	$126	$277
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$39	$103	$126	$277
Basic shares	44.3	48.9	44.6	49.5
Dilutive securities:
Restricted stock awards	0.3	0.5	0.4	0.6
Diluted shares	44.6	49.4	45.0	50.1
Diluted EPS	$0.88	$2.08	$2.80	$5.54
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.1	0.2	0.2	0.1

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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially from those expressed in, or implied or projected by, the forward-looking information and statements. Among factors that could cause actual results to differ materially are:

(i) significant changes in inflation, interest rates, the world’s credit markets or segments thereof, credit spreads, foreign exchange rates, tariff regimes or general economic conditions, including the possibility of a recession or stagflation; (ii) geopolitical risk, terrorism and political violence risk, including regional and global military conflicts, and strategic competition and trade confrontation; (iii) cybersecurity risk and the impacts of artificial intelligence, machine learning and other technological advances, including the possibility of malicious cyber attacks, dissemination of misinformation, and disruption of markets in which Assured Guaranty participates; (iv) the impact of a United States (U.S.) government shutdown and/or the possibility of payment defaults on the debt of the U.S. government or instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, and downgrades to their credit ratings; (v) developments in the world’s financial and capital markets, including stresses in banking institutions, and the possibility that increasing participation of unregulated financial institutions in these markets results in losses or lower valuations of assets, reduced liquidity and credit and/or contraction of these markets, that adversely affect repayment rates of insured obligors, Assured Guaranty’s insurance loss or recovery experience, or investments of Assured Guaranty; (vi) reduction in the amount or market rates of return of available insurance or reinsurance opportunities and/or the demand for Assured Guaranty’s insurance and reinsurance; (vii) the failure or ineffectiveness of Assured Guaranty’s risk mitigation strategies or activities, including distressed credit workouts, management of exposure limits, hedging activities, and the procurement of third-party reinsurance for insured exposures; (viii) any rating agency action in relation to Assured Guaranty, and/or of any securities Assured Guaranty has issued, and/or of transactions that Assured Guaranty has insured, including requirements to maintain rating agency capital redundancy and to hold additional capital against certain insured exposures; (ix) the possibility that investments made by Assured Guaranty for its investment portfolio do not result in the benefits anticipated or subject Assured Guaranty to negative consequences; (x) the possibility that Assured Guaranty’s strategies or strategic transactions do not result in the benefits anticipated and/or subject Assured Guaranty to negative consequences; (xi) the impact of the announcement of Assured Guaranty’s strategies on Assured Guaranty and the perception of Assured Guaranty by its investors, regulators, rating agencies, and employees; (xii) risks related to the expansion into annuity reinsurance and the launching of Assured Life Reinsurance Ltd.; (xiii) the failure of Assured Guaranty to successfully integrate acquired businesses, including Assured Guaranty’s acquisition of Warwick Company (UK) Limited; (xiv) loss of key personnel; (xv) the possibility that longevity, mortality, lapse, withdrawal or surrender experience in Assured Guaranty’s annuity reinsurance business is less favorable than the rates Assured Guaranty used in pricing its reinsurance agreements; (xvi) the inability to control the business, management or policies of entities in which Assured Guaranty holds a noncontrolling interest; (xvii) the impact of market volatility on the fair value of Assured Guaranty’s assets and liabilities subject to mark-to-market, including certain of its investments, contracts accounted for as derivatives, its committed capital securities, and its consolidated variable interest entities; (xviii) the possibility that budget or pension shortfalls, difficulties in obtaining additional financing, changes in applicable laws or regulations or other factors will result in credit losses or liquidity claims on obligations that Assured Guaranty insures or reinsures; (xix) insured losses, including losses with respect to related legal proceedings, in excess of those expected by Assured Guaranty or the failure of Assured Guaranty to realize loss recoveries that are assumed in its expected loss estimates for insurance exposures; (xx) the possibility that underwriting insurance in new jurisdictions and/or covering new sectors, lines or classes of business does not result in the benefits anticipated or subjects Assured Guaranty to negative consequences; (xxi) increased competition, including from new market entrants and alternative forms of credit protection; (xxii) the inability of Assured Guaranty to access capital on acceptable terms or have sufficient liquidity to cover unexpected stress; (xxiii) noncompliance with, and/or changes in, applicable laws or regulations, including insurance, bankruptcy and tax laws, tariffs, or other governmental actions; (xxiv) the possibility that legal or regulatory decisions or determinations subject Assured Guaranty or obligations that it insures or reinsures to negative consequences; (xxv) difficulties or delays with the execution of Assured Guaranty’s business strategy; (xxvi) changes in applicable accounting policies or practices; (xxvii) public health crises, including pandemics and endemics, and the governmental and private actions taken in response to such events; (xxviii) natural or man-made catastrophes; (xxix) the impact of climate change on Assured

Guaranty’s business and regulatory actions taken related to such risk; (xxx) other risk factors identified in AGL’s filings with the U.S. Securities and Exchange Commission; (xxxi) other risks and uncertainties that have not been identified at this time; and (xxxii) management’s response to these factors.

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

Overview

Business

The Company reports its results of operations in three distinct segments, Financial Guaranty, Annuity Reinsurance and Asset Management, consistent with the manner in which the Company’s chief operating decision maker reviews the business to assess performance and allocate resources. The Company’s Corporate division and other activities (including financial guaranty variable interest entities (FG VIEs) and consolidated investment vehicles (CIVs)) are presented separately.

In the Financial Guaranty segment (which, prior to March 31, 2026, was called the Insurance segment), the Company provides credit protection products to the U.S. and non-U.S. public finance (including infrastructure) and structured finance markets. The Annuity Reinsurance segment comprises the results of Assured Life Reinsurance Ltd. (Assured Life Re) and other subsidiaries acquired in the acquisition of Assured Life Re. The Company participates in the asset management business through its ownership interest in Sound Point Capital Management, LP (Sound Point, LP) and certain of its investment management affiliates (together with Sound Point, LP, Sound Point). See Item 1. Financial Statements, Note 1. Business and Basis of Presentation and Note 9. Investments.

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

	S&P	KBRA	Moody’s	A.M. Best Company, Inc.
Assured Guaranty Inc. (AG)	AA (stable) (7/17/26)	AA+ (stable) (8/3/26)	A1 (stable) (7/27/26)	—
Assured Guaranty Re Ltd. (AG Re)	AA (stable) (7/17/26)	—	—	—
Assured Guaranty Re Overseas Ltd. (AGRO)	AA (stable) (7/17/26)	—	—	A+ (stable) (7/19/25)
Assured Guaranty UK Limited (AGUK)	AA (stable) (7/17/26)	AA+ (stable) (8/3/26)	A1 (stable) (7/27/26)	—
Assured Guaranty (Europe) SA (AGE)	AA (stable) (7/17/26)	AA+ (stable) (8/3/26)	—	—

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

Economic Environment

Strength of the Economy Generally. Global tariffs have increased since the U.S. administration announced a “reciprocal tariff” strategy on April 2, 2025, with the announced objective of rectifying trade practices that contribute to large and persistent annual U.S. goods trade deficits. Since that time, there have been numerous changes to announced tariffs as well as legal actions relating to tariff policies, resulting in uncertainty as to the future levels of U.S. tariffs. For example, the U.S. Supreme Court held on February 20, 2026 that the International Emergency Economic Powers Act does not authorize the President of the U.S. to impose tariffs. However, following this decision, the U.S. administration implemented alternative tariffs effective July 24, 2026, and tariff levels and related trade policies continue to evolve. Some U.S. trading partners have announced or imposed tariffs or other trading restrictions in response to U.S. actions.

According to the advance estimate released by the U.S. Bureau of Economic Analysis, real gross domestic product (GDP) increased at an annual rate of 1.5% in the three-month period ended June 30, 2026 (second quarter 2026), compared to a real GDP increase of 2.1% in the first quarter of 2026. At the end of June 2026, the U.S. unemployment rate, seasonally adjusted, stood at 4.2%, lower than where it started the year at 4.4%.

The Company believes a more robust economy makes it less likely that obligors whose obligations it guarantees in its financial guaranty business will default, while a recession, if it were to occur, would make it more likely that obligors whose obligations it guarantees will default. However, a recession may also cause credit spreads to widen as investors seek security, which tends to create new business opportunities for the Company in its financial guaranty business.

Inflation. According to the U.S. Bureau of Labor Statistics, the inflation rate in the U.S. before seasonal adjustment for the 12-month period ending June 2026, as measured by the Consumer Price Index for All Urban Consumers, was 3.5%, as compared to 2.7% for the 12-month period ending June 2025. According to the United Kingdom (U.K.) Office for National Statistics, the Consumer Prices Index including owner occupiers’ housing costs rose 2.8% for the 12 months through June 2026, lower than for the 12 months through June 2025. Recent increases in oil prices associated with geopolitical developments in the Middle East have contributed to market concerns regarding future inflation, particularly in economies that are more exposed to imported energy costs, including the U.K.

Generally, inflation reduces the real value of money over time. For obligors whose payments the Company insures, inflation can mean that the real value of their fixed debt payments decreases, potentially making it relatively easier for obligors to service these fixed-rate debts and less likely for them to default. However, if inflation increases operating expenses and revenues or incomes do not keep pace, obligors may find it more difficult to make their payment obligations, even if nominal debt payments remain unchanged. Higher inflation can also lead to tighter monetary policies, which are actions taken by sovereign central banks to reduce the amount of money circulating in the economy, including raising interest rates, which can make refinancing or servicing debt more difficult. In addition, consumer price inflation in the U.K. affects the Company’s reported net par outstanding for certain U.K. exposures with $24.0 billion of net par outstanding as of June 30, 2026, and also affects projected future installment premiums on the portion of such exposure that pays at least a portion of the premium on an installment basis over the term of the exposure.

The Company’s U.K. bulk purchase annuity (pension risk transfers, PRT) reinsurance business is also subject to U.K. inflation, as the annuity payments under such transactions are typically adjusted for changes in U.K. consumer price or retail price indices, meaning that the projected benefit obligations the Company reinsures increase in an inflationary environment, which in turn can increase the Company’s benefit payments under those reinsurance contracts. The Company holds inflation-linked assets, including index-linked gilts and inflation swaps, to mitigate this inflation exposure.

Interest Rates. The federal funds rate is the rate at which U.S. banks lend to and borrow from each other, is the benchmark for most U.S. interest rates, and tends to influence U.S. mortgage rates. As the federal funds rate decreases, interest rates, including mortgage rates, tend to decrease. From September 2024 through December 2025, the Federal Open Market Committee (FOMC) lowered the federal funds rate from a target range of 5.25% to 5.50% to a range of 3.50% to 3.75%. Most recently, at its July 2026 meeting, the FOMC held the federal funds rate at a target range of 3.50% to 3.75%, stating that it is strongly committed to supporting maximum employment and returning inflation to its 2% objective.

From 2024, the Bank of England’s Monetary Policy Committee (MPC) took actions similar to those of the FOMC to spur economic growth. As inflationary pressures eased and the U.K. economy showed signs of stagnation or mild recession, the MPC kept the Bank of England base rate (Bank Rate) unchanged for most of 2024, before beginning to decrease the Bank Rate in August 2024. In 2025 and early 2026, with inflation being closer to the MPC’s target level and economic growth slowed, the MPC further lowered the Bank Rate several times. As of July 30, 2026, the Bank Rate stood at 3.75%, down from a high of 5.25% in mid-2024. Recent increases in oil prices may contribute to higher inflation expectations, which could influence future Bank of England policy decisions and place upward pressure on U.K. gilt yields, as longer-term rates reflect, among other factors, market expectations regarding future short-term rates and the term premium investors require to hold longer-dated securities.

The level and direction of change of interest rates and credit spreads impact the Company in numerous ways. On the one hand, lower interest rates may increase the fair value of fixed-maturity securities currently held in the Company’s investment portfolio, encourage municipal and infrastructure bond issuance and positively impact the finances of some of the obligors whose payments the Company insures. On the other hand, lower interest rates may decrease the base on which the Company charges up-front premium on most new municipal and infrastructure bond transactions and may also decrease amounts the Company can earn on securities newly acquired for its investment portfolio. Lower interest rates also are often accompanied by narrower credit spreads, which may also decrease the level of premiums the Company can charge for its financial guaranty transactions.

Credit Spreads. The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company’s largest financial guaranty insurance market, U.S. public finance. The MMD rate averaged 4.33% for second quarter 2026, slightly higher to the 4.30% average rate for the quarter ended March 2026 and lower than the 4.47% average rate for the quarter ended June 2025. Meanwhile, the difference, or credit spread, between the 30-year BBB rated general obligation relative to the 30-year AAA MMD averaged 83.7 basis points (bps) for second quarter 2026, which is slightly narrower compared to the 84.3 bps average for the quarter ended March 2026 and narrower compared to the 90.0 bps average for the quarter ended June 2025. The Company believes that wider spreads could permit it to increase its premium rates on new business.

U.S. Residential Mortgage Rates. According to Freddie Mac, the 30-year fixed-rate mortgage rate averaged 6.49% for the week ending June 25, 2026, lower than the 30-year mortgage rate average of 6.77% from one year ago. The National Association of Realtors reported that there was a 2.8% increase in year-over-year existing-home sales from June 2025 to June 2026, and that the median existing-home sales price increased 1.8% from June 2025 ($432,700) to June 2026 ($440,600). Higher housing prices may benefit the distressed residential mortgage-backed securities (RMBS) that the Company insures.

Foreign Exchange Rates. For second quarter 2026, the exchange rates between the pound sterling and the U.S. dollar and between the euro and the U.S. dollar traded within relatively narrow ranges and finished the quarter at levels generally consistent with where they began.

The Company is subject to foreign exchange risk in several areas of its business. First, with respect to the financial guaranty business, the Company guarantees non-U.S. obligations denominated primarily in pound sterling and euros, and also invests in pound sterling and euro denominated investments. Second, PRT reinsurance liabilities are denominated in pound sterling, along with the assets (after hedging) supporting this business. The impact of fluctuations in exchange rates on premiums receivable, financial guaranty loss reserves and PRT liabilities, along with any cross-currency derivatives, is reflected in the Company's consolidated statements of operations, while the impact of fluctuations in exchange rates on the Company’s investments classified as available-for-sale is reported in other comprehensive income.

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

Financial Guaranty Insurance Portfolio

The Company seeks to grow its financial guaranty insurance portfolio through new business production in each of its markets: public finance (including infrastructure) and structured finance. From time to time, the Company also considers acquiring portfolios of insurance from financial guarantors that are no longer writing new business by acquiring such companies, providing reinsurance or novating a portfolio of insurance; in such instances, the Company evaluates the risk characteristics of the target portfolio, which may include some below-investment-grade (BIG) exposures, as a whole in the context of the proposed transaction.

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

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Six Months 2026 (2)	Six Months 2025 (2)	Year Ended December 31, 2025
	(dollars in billions, except number of issues and percentages)
Par:
New municipal bonds issued	$294.6	$277.7	$570.3
Total insured	$18.4	$22.1	$42.9
Insured by Assured Guaranty	$9.6	$14.1	$25.1
Number of issues:
New municipal bonds issued	4,642	4,565	9,372
Total insured	825	874	1,809
Insured by Assured Guaranty	423	474	908
Bond insurance market penetration based on:
Par	6.2%	8.0%	7.5%
Number of issues	17.8%	19.1%	19.3%
Single A par sold	20.2%	28.2%	25.2%
Single A transactions sold	64.2%	66.6%	64.7%
$25 million and under par sold	24.6%	24.5%	24.2%
$25 million and under transactions sold	24.0%	24.3%	24.9%
____________________
(1)    Source: The amounts in the table are those reported by London Stock Exchange Group. The table excludes private placements and Corporate-CUSIP transactions insured by Assured Guaranty, certain of which the Company also considers to be public finance business.
(2)    Six-month period ended June 30, 2026 (six months 2026) and six-month period ended June 30, 2025 (six months 2025).

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

The Company may also purchase attractively priced obligations, including BIG obligations, that it has insured and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The fair value of Loss Mitigation Securities as of June 30, 2026 (excluding the value of the Company’s insurance) was $151 million.

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

Capital Management

The Company’s capital management strategy is designed to efficiently allocate and utilize capital across the Assured Guaranty group in order to enhance outcomes for rating agency assessments, regulatory compliance and the Company’s own strategic initiatives and risk management requirements. The Company believes this disciplined approach to capital management supports the long-term stability and strength of Assured Guaranty, enabling it to advance its financial guaranty, annuity reinsurance and asset management businesses, and other corporate strategies. Assured Guaranty seeks to enhance financial flexibility and resiliency by proactively managing its capital and aligning resources with its business objectives and stakeholder interests.

Since the launch of its share repurchase program in 2013, the Company has returned $6.0 billion of capital to its shareholders by repurchasing 81% of its common shares outstanding at the beginning of the program.

Summary of Share Repurchases

	Amount (1)	Number of Shares	Average price per share (1)
	(in millions, except per share data)
2013 - 2025	$5,863	156.091	$37.56
2026 (January 1 - March 31)	75	0.882	85.58
2026 (April 1 - June 30)	45	0.554	80.68
2026 (July 1 - August 5)	10	0.123	83.78
Cumulative repurchases since the beginning of 2013	$5,993	$157.650	38.01
____________________
(1)    Excludes commissions.

As of August  5, 2026, the Company was authorized to repurchase an additional $121 million of its common shares.

As part of its overall capital management strategy, the Company evaluates on a quarterly basis planned uses of available capital, which may include growth opportunities in its financial guaranty insurance and annuity reinsurance businesses, maintaining a capital cushion to support its existing business and share repurchases.

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

As of June 30, 2026, the estimated accretive effect of the cumulative repurchases of common shares since the beginning of 2013 was approximately: $69.85 per share in shareholders’ equity attributable to AGL, $72.75 per share in adjusted operating shareholders’ equity and $119.45 per share in adjusted book value (ABV).

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

Financial Performance of Assured Guaranty

Financial Results

	Second Quarter		Six Months
	2026	2025	2026	2025
	(in millions, except per share amounts)
GAAP
Net income (loss) attributable to AGL	$39	$103	$127	$279
Net income (loss) attributable to AGL per diluted share	$0.88	$2.08	$2.80	$5.54
Weighted average diluted shares	44.6	49.4	45.0	50.1

Non-GAAP (1)
Adjusted operating income (loss)	$55	$50	$170	$212
Adjusted operating income per diluted share	$1.23	$1.01	$3.74	$4.21
Weighted average diluted shares	44.6	49.4	45.0	50.1

Components of total adjusted operating income (loss)
Financial Guaranty segment	$85	$76	$187	$244
Annuity Reinsurance segment	2	—	2	—
Asset Management segment	(4)	4	40	16
Corporate division	(28)	(29)	(43)	(49)
Other (2)	—	(1)	(16)	1
Adjusted operating income (loss)	$55	$50	$170	$212

Financial Guaranty Segment
Gross written premiums (GWP)	$81	$85	$151	$120
Present value of new business production (PVP) (1)	79	64	152	103
Gross par written	8,351	10,396	15,862	15,398

	As of June 30, 2026		As of December 31, 2025
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$5,559	$126.18	$5,663	$125.32
Adjusted operating shareholders’ equity (1)	5,724	129.94	5,729	126.78
ABV (1)	8,358	189.72	8,424	186.43
Common shares outstanding (3)	44.1		45.2
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
(3)    See “— Overview — Key Business Strategies — Capital Management” above for information on common share repurchases.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Revenues:
Net earned premiums	$102	$89	$184	$180
Net investment income	98	89	190	176
Net realized investment gains (losses)	(10)	(6)	(25)	(22)
Fair value gains (losses) on derivatives	5	1	7	105
Fair value gains (losses) on CCS	(7)	(1)	(1)	1
Gains (losses) on FG VIEs	2	2	(3)	3
Fair value gains (losses) on CIVs	—	4	9	23
Foreign exchange gains (losses) on remeasurement	(2)	79	(21)	116
Fair value gains (losses) on trading securities	7	2	13	3
Asset management revenues	—	13	94	18
Other income (loss)	—	9	9	23
Total revenues	195	281	456	626
Expenses:
Loss and LAE (benefit)	4	28	21	68
Benefit expense for annuity reinsurance contracts	8	—	15	—
Interest expense	22	23	44	45
Amortization of deferred acquisition costs (DAC)	5	5	10	10
Employee compensation and benefit expenses	57	50	120	110
Asset management expenses	—	9	68	13
Other operating expenses	39	36	84	74
Total expenses	135	151	362	320
Income (loss) before income taxes and equity in earnings (losses) of investees	60	130	94	306
Equity in earnings (losses) of investees	(11)	3	20	56
Income (loss) before income taxes	49	133	114	362
Less: Provision (benefit) for income taxes	9	27	(11)	71
Net income (loss)	40	106	125	291
Less: Noncontrolling interest (NCI)	1	3	(2)	12
Net income (loss) attributable to Assured Guaranty Ltd.	$39	$103	$127	$279

Effective tax rate	18.0%	20.9%	(9.9)%	19.7%

Second Quarter 2026 Compared with Second Quarter 2025

Net income attributable to AGL for second quarter 2026 was lower compared with the three-month period ended June 30, 2025 (second quarter 2025) primarily due to the following:

•foreign exchange losses on remeasurement of $2 million in second quarter 2026, compared with gains of $79 million in second quarter 2025, and
•lower equity in earnings of investees in second quarter 2026, primarily due to losses generated by the Company’s investment in a collateralized loan obligation (CLO) fund.

These decreases were partially offset by:

•a loss and LAE in second quarter 2026 of $4 million compared with a loss and LAE of $28 million in second quarter 2025.

Six Months 2026 Compared with Six Months 2025

Net income attributable to AGL for six months 2026 was lower compared with six months 2025 primarily due to the following:

•foreign exchange losses on remeasurement of $21 million in six months 2026, compared with gains of $116 million in six months 2025,
•a fair value gain on credit derivatives related to the resolution of the LBIE litigation of $103 million in six months 2025, and
•a decrease of $36 million in equity in earnings of investees in six months 2026, primarily due to losses generated by the Company’s investment in a CLO equity fund.

These decreases were partially offset by:

•a lower loss and LAE in six months 2026 of $21 million, compared with a loss and LAE of $68 million in six months 2025,
•a discrete tax benefit of $33 million in the first quarter of 2026 resulting from the enactment of the U.K. Finance Act 2026, which clarified that certain Bermuda pre-regime deferred taxes are excluded from covered taxes under the Pillar Two global minimum tax framework, and
•the increase of $21 million in performance fees (net of related expenses) due to the impact of the payout of carried interest from the sale of the underlying asset in a single-asset fund in the first quarter of 2026.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries in the jurisdiction in which they are taxed, with U.S. subsidiaries and foreign subsidiaries that have made an election to be a U.S. taxpayer taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 25%, the French subsidiary taxed at the French marginal corporate tax rate of 25% and AG Re and Cedar Personnel Ltd. taxed at the Bermuda marginal corporate tax rate of 15% starting January 1, 2025. See Item 1. Financial Statements, Note 12. Income Taxes.

The following tables present pre-tax income by jurisdiction.

Pre-tax Income (Loss) by Tax Jurisdiction

	Second Quarter		Six Months
	2026	2025	2026	2025
	(in millions)
U.K.	$(5)	$10	$(13)	$1
Foreign:
U.S.	$40	$96	$107	$290
Bermuda	17	28	27	74
France	(3)	(1)	(7)	(3)
Total	$49	$133	$114	$362

Adjusted Operating Income

Adjusted operating income in second quarter 2026 was $55 million, compared with $50 million in second quarter 2025. The increase was primarily due to lower loss expense of $24 million primarily related to the U.S. and non-U.S. public finance sectors and the increase of $14 million in net earned premiums and credit derivative revenues in second quarter 2026, partially offset by the decreases of $14 million in equity in earnings of investees, $9 million in foreign exchange remeasurement gains related primarily to cash and lower other income due primarily to $6 million of interest received on late financial guaranty premiums in second quarter 2025. See “— Results of Operations — Reconciliation to GAAP” for the reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

Adjusted operating income in six months 2026 was $170 million, compared with $212 million in six months 2025. The decrease was primarily due to a $103 million gain related to the resolution of the LBIE litigation in six months 2025, a decrease of $36 million in equity in earnings of investees in six months 2026 primarily due to losses generated by the Company’s investment in a CLO equity fund, and lower other income due to $15 million recognized in six months 2025 associated with the workout and purchase of bonds issued by a U.K. regulated utility to which the Company has insured exposure and interest received on late financial guaranty premiums. These decreases were offset in part by a $51 million decrease in loss expense in the public finance sector, a $33 million discrete tax benefit resulting from the enactment of the U.K. Finance Act 2026, and a $21 million increase in performance fees, net of related expenses, due to the impact of the payout of carried interest from the sale of the underlying asset in a single-asset fund in six months 2026. See “— Results of Operations — Reconciliation to GAAP” for the reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

Book Value and ABV

Shareholders’ equity attributable to AGL as of June 30, 2026 decreased compared with December 31, 2025, primarily due to unrealized losses on the investment portfolio, share repurchases and dividends, partially offset by net income. Adjusted operating shareholders’ equity decreased primarily due to share repurchases and dividends, partially offset by adjusted operating income. ABV decreased primarily due to share repurchases, dividends and loss development, partially offset by adjusted operating income, GWP and the accretive effect of Assured Life Re Acquisition. See “— Non-GAAP Financial Measures” below for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and ABV.

On a per share basis, shareholders’ equity attributable to AGL, adjusted operating shareholders’ equity and ABV increased as of June 30, 2026 compared with December 31, 2025, due, in part, to the accretive effect of the share repurchase program and Assured Life Re Acquisition. See “— Non-GAAP Financial Measures” for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders’ equity and ABV.

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

The most recent events around the Strait of Hormuz have caused oil prices to rise, which the Company believes has contributed to market concerns regarding future inflation, particularly in economies that are more exposed to imported energy costs, including the U.K. For information on the impact on the Company of any future increases in interest rates and inflation, see “ — Overview — Economic Environment — Inflation" and " — Interest Rates.”

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

The Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no material direct exposure to Ukraine or Russia. In fact, the Company’s direct insurance exposure to Eastern Europe generally is limited to $191 million in net par outstanding as of June 30, 2026, consisting of the sovereign debt of Poland. The Company rates this exposure investment grade.

2026 U.S. Operation in Venezuela

On January 3, 2026, the U.S. executed an operation within Venezuela apprehending President Nicolas Maduro and his wife Cilia Flores who were taken to New York City and indicted in the U.S. Southern District Court of New York on several charges related to narcoterrorism. In light of this development, the Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no direct exposure to Venezuela. The Company’s direct insurance exposure to South America is generally limited to $141 million in net par outstanding as of June 30, 2026, consisting of infrastructure finance located primarily in Colombia. The Company rates these exposures investment grade.

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

See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, of the Company’s 2025 Annual Report on Form 10-K for the Company’s significant accounting policies which includes a reference to the applicable note where further details regarding the significant estimates and assumptions are provided, as well as Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2025 Annual Report on Form 10-K for further details regarding the sensitivity analyses. In addition, see Item 1. Financial Statements, Note 2. Assured Life Re Acquisition, and Note 7. Annuity Reinsurance, for further details regarding the significant estimates and assumptions, as well as Item 3, Quantitative and Qualitative Disclosures About Market Risk, for further details regarding the sensitivity analyses related to Assured Life Re.

Results of Operations by Segment

The Company analyzes the operating performance of each segment using each segment’s adjusted operating income as described in Item 1. Financial Statements, Note 3. Segment Information.

Financial Guaranty Segment Results

Financial Guaranty Segment Results

	Second Quarter		Six Months
	2026	2025	2026	2025
	(in millions)
Segment revenues
Net earned premiums and credit derivative revenues	$106	$92	$192	$226
Net investment income	89	89	177	175
Foreign exchange gains (losses) on remeasurement	(2)	8	(3)	12
Fair value gains (losses) on trading securities	7	2	13	3
Other income (loss)	(1)	8	2	22
Total segment revenues	199	199	381	438
Segment expenses
Loss expense (benefit)	5	27	22	4
Amortization of DAC	5	5	10	10
Employee compensation and benefit expenses	47	44	101	96
Other operating expenses	30	29	61	59
Total segment expenses	87	105	194	169
Equity in earnings (losses) of investees	(10)	2	(2)	32
Segment adjusted operating income (loss) before income taxes	102	96	185	301
Less: Provision (benefit) for income taxes	17	20	(2)	57
Segment adjusted operating income (loss)	$85	$76	$187	$244

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

Terminations are generally negotiated agreements with beneficiaries resulting in the extinguishment of the Company’s financial guaranty insurance obligation. Terminations have historically been more common in the structured finance sector but may also occur in the public finance sector. While each termination may have different terms, they all result in the expiration of the Company’s insurance risk, the acceleration of the recognition of the associated deferred premium revenue and the reduction of any remaining premiums receivable. The Company accounts for a financial guaranty modification by derecognizing the existing insurance balances of the original financial guaranty insurance contract and recording a replacement policy based on the modified terms.

Financial Guaranty Segment
Net Earned Premiums and Credit Derivative Revenues

	Second Quarter		Six Months
	2026	2025	2026	2025
	(in millions)
Net earned premiums:
Financial guaranty insurance:
Public finance
Scheduled net earned premiums (1)	$70	$70	$140	$138
Refundings, terminations and modifications	11	4	4	9
Total public finance	81	74	144	147
Structured finance
Scheduled net earned premiums (1)	21	15	38	32
Accelerations	—	—	1	—
Total structured finance	21	15	39	32
Specialty insurance and reinsurance	1	1	3	2
Total net earned premiums	103	90	186	181

Credit derivative revenues	3	2	6	45
Total net earned premiums and credit derivative revenues	$106	$92	$192	$226
____________________
(1)    Includes accretion of discount.

Net earned premiums and credit derivative revenues increased in second quarter 2026 compared with second quarter 2025 primarily due to higher refundings and higher scheduled structured finance net earned premiums, which are primarily attributable to continued growth in shorter duration strategies like fund finance. Net earned premiums and credit derivative revenues decreased in six months 2026 compared with six months 2025 primarily due to credit derivative revenues related to the resolution of the LBIE litigation in six months 2025, lower refundings due to negative refundings, terminations and modifications in the first quarter of 2026, which was a result of a significant modification of a large long-dated financial guaranty transaction, which was accounted for as an extinguishment of the old policy and a recording of the corresponding replacement policy, offset in part by higher refundings in second quarter 2026 and higher scheduled premiums. As of June 30, 2026, $3.6 billion of net deferred premium revenue remained to be earned over the life of the financial guaranty insurance contracts.

New Business Production

Gross Written Premiums and New Business Production

	Second Quarter		Six Months
	2026	2025	2026	2025
	(in millions)
GWP
Public finance—U.S.	$54	$73	$102	$98
Public finance—non-U.S.	8	8	16	7
Structured finance—U.S. (2)	11	(1)	17	6
Structured finance—non-U.S.	8	5	16	9
Total GWP	$81	$85	$151	$120
PVP (1):
Public finance—U.S.	$58	$49	$106	$74
Public finance—non-U.S.	3	7	11	14
Structured finance—U.S. (2)	9	1	16	3
Structured finance—non-U.S.	9	7	19	12
Total PVP	$79	$64	$152	$103
Gross Par Written (1):
Public finance—U.S.	$6,104	$8,861	$10,061	$13,130
Public finance—non-U.S.	362	275	454	472
Structured finance—U.S. (2)	399	5	1,933	126
Structured finance—non-U.S.	1,486	1,255	3,414	1,670
Total gross par written	$8,351	$10,396	$15,862	$15,398
____________________
(1)    PVP and Gross Par Written in the table above are based on “close date,” when the transaction settles. See “— Non-GAAP Financial Measures — PVP or Present Value of New Business Production.” PVP was discounted at 4.5% in both second quarter 2026 and six months 2026. PVP was discounted at 5.0% in both second quarter 2025 and six months 2025.
(2)    Second quarter 2026 and six months 2026 include $12 million of GWP, $9 million of PVP and $395 million of gross par written for a transaction in which the Company’s exposure is to U.S. government treasury securities.

GWP relates to financial guaranty insurance and reinsurance contracts for both financial guaranty and specialty business. Financial guaranty insurance and reinsurance GWP includes: (i) amounts collected upfront on new business written; (ii) the present value of future contractual or expected premiums on new financial guaranty business written (discounted at risk-free rates); and (iii) the effects of changes in the estimated premium or lives of certain transactions in the in-force book of business. Specialty business GWP is recorded as premiums are due. Credit derivatives are accounted for at fair value and therefore not included in GWP. PVP and gross par written include the present value of future gross revenues and exposure, respectively, associated with a financial guaranty written by the Company that, under GAAP, is accounted for under Accounting Standards Codification 460, Guarantees.

The non-GAAP financial measure, PVP, includes upfront premiums and the present value of expected future installments on new business at the time of issuance, discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, for all contracts regardless of form or accounting model. See “— Non-GAAP Financial Measures” below.

Second Quarter 2026

U.S. public finance GWP and PVP include transactions closed in both the primary and secondary markets. U.S. public finance GWP in second quarter 2026 decreased compared with second quarter 2025 due to additional installment premiums in second quarter 2025 on a transportation revenue transaction. PVP increased in second quarter 2026 compared with second quarter 2025, primarily due to infrastructure finance transactions that were written in second quarter 2026.

The Company’s primary par written represented 51% of the total U.S. municipal market insured par sold in second quarter 2026, compared with 64% in second quarter 2025, and the Company’s penetration of all municipal issuance was 3.3% in second quarter 2026 compared with 6.0% in second quarter 2025.

Non-U.S. public finance GWP and PVP in second quarter 2026 included a regulated utility in Spain and a secondary market regulated utility in the U.K.

U.S. and non-U.S. structured finance GWP and PVP in second quarter 2026 included fund finance and financial guaranties for life insurance capital management purposes.

Six Months 2026

U.S. public finance GWP and PVP include transactions closed in both the primary and secondary markets. U.S. public finance GWP and PVP increased in six months 2026 compared with six months 2025, primarily due to infrastructure finance and healthcare transactions that were written in six months 2026.

The Company’s primary par written represented 52% of the total U.S. municipal market insured par sold in six months 2026, compared with 64% in six months 2025, and the Company’s penetration of all municipal issuance was 3.2% in six months 2026 compared with 5.1% in six months 2025.

Non-U.S. public finance GWP and PVP in six months 2026 included a primary social housing transaction in France, annual extensions of liquidity facilities and a Spanish regulated utility.

U.S. and non-U.S. structured finance GWP and PVP in six months 2026 were primarily attributable to fund finance and financial guaranties for life insurance capital management purposes.

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

Contingent value instruments (CVIs) issued by Puerto Rico and received as part of the resolution of defaulting Puerto Rico exposures in 2022 are classified as trading with changes in fair value reported in “fair value gains (losses) on trading securities” in the condensed consolidated statements of operations. The fair value of remaining CVIs as of June 30, 2026 and December 31, 2025 was $127 million and $114 million, respectively.

Equity method investments in the Financial Guaranty segment include certain alternative investments. The income (loss) on such investments is reported in “equity in earnings (losses) of investees” and typically represents the Company’s share of earnings of its investees. As part of a stock redemption that occurred in the third quarter of 2025, certain alternative investments were distributed to Assured Guaranty Municipal Holdings Inc. (AGMH), whose results are reported in the Corporate division.

Financial Guaranty Segment
Income from Investments (1)

	Second Quarter		Six Months
	2026	2025	2026	2025
	(in millions)
Net investment income
Fixed-maturity securities, available-for-sale	$80	$77	$159	$152
Short-term investments	7	9	14	18
Intercompany loans	2	3	4	5
Other invested assets	1	1	2	2
Investment income	90	90	179	177
Investment expenses	(1)	(1)	(2)	(2)
Net investment income	$89	$89	$177	$175

Fair value gains (losses) on trading securities	$7	$2	$13	$3

Equity in earnings (losses) of investees
CLOs	$(19)	$(5)	$(30)	$3
Private healthcare investing	2	1	14	13
Asset-based/specialty finance	5	5	11	14
Commercial real estate finance	2	—	3	—
Other	—	1	—	2
Equity in earnings (losses) of investees	$(10)	$2	$(2)	$32
____________________
(1)    Foreign exchange gains on remeasurement of certain investments were $4 million for second quarter 2025 and $6 million for six months 2025.

Net investment income for six months 2026 increased compared with six months 2025, primarily due to a shift in the portfolio to higher yielding corporate securities, offset in part by $15 million of lower income from CLOs and Loss Mitigation Securities. Short-term investment income declined as a result of lower short-term interest rates and lower short-term average investment balances. The Company’s overall pre-tax book yield of available-for-sale fixed-maturity securities and short-term investments was 4.92% and 4.67% as of June 30, 2026 and June 30, 2025, respectively.

Equity in earnings (losses) of investees for second quarter 2026 and six months 2026 decreased compared with second quarter 2025 and six months 2025, primarily due to losses in a CLO equity fund.

Foreign Exchange Gains (Losses) on Remeasurement

The variances in foreign exchange gains (losses) on remeasurement for second quarter 2026 and six months 2026 compared with second quarter 2025 and six months 2025 are primarily due to remeasurement of cash. Foreign exchange gains and losses are primarily due to changes in the exchange rate of the pound sterling relative to the U.S. dollar.

Other Income (Loss)

The decrease in “other income (loss)” in second quarter 2026 was primarily attributable to $6 million of interest received on late financial guaranty premiums recognized in second quarter 2025 and $4 million in credit loss provision for premiums receivable in second quarter 2026 compared with $1 million in second quarter 2025. In addition, the decrease for six months 2026 was attributable to $9 million in of consent and usage fees associated with the workout and purchase of bonds issued by a U.K. regulated utility to which the Company had insured exposure in six months 2025.

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

Current risk-free rates are used to discount expected losses at the end of each reporting period. Therefore, changes in such rates from period to period affect economic loss development and loss and LAE. However, the effect of changes in discount rates is not indicative of actual credit impairment or improvement. The weighted average discount rates used to discount expected losses (recoveries) were 4.35% and 3.92% as of June 30, 2026 and December 31, 2025, respectively.

The composition of economic loss development (benefit) by accounting model and by sector is presented in the tables that follow, and the drivers of economic loss development (benefit) are discussed below.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Second Quarter		Six Months
Accounting Model	June 30, 2026	December 31, 2025	2026	2025	2026	2025
	(in millions)
Financial guaranty insurance	$179	$88	$48	$38	$92	$86
FG VIEs	13	13	—	(1)	—	(1)
Credit derivatives	—	—	—	(1)	—	(64)	(1)
Total	$192	$101	$48	$36	$92	$21

	(in billions)
Net exposure rated BIG	$8.50	$8.77
___________________________________________
(1)    Includes $63 million of recoveries related to the resolution of the LBIE litigation.

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Second Quarter 2026
Sector	Net Expected Loss to be Paid (Recovered) as of March 31, 2026	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2026
	(in millions)
Public finance:
U.S. public finance	$3	$44	$(5)	$42
Non-U.S. public finance	128	4	—	132
Public finance	131	48	(5)	174
Structured finance:
U.S. RMBS	(48)	(1)	9	(40)
Other structured finance	58	1	(1)	58
Structured finance	10	—	8	18
Total	$141	$48	$3	$192

	Second Quarter 2025
Sector	Net Expected Loss to be Paid (Recovered) as of March 31, 2025	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2025
	(in millions)
Public finance:
U.S. public finance	$35	$24	$(6)	$53
Non-U.S. public finance	122	18	(1)	139
Public finance	157	42	(7)	192
Structured finance:
U.S. RMBS	(37)	(6)	8	(35)
Other structured finance	30	—	(1)	29
Structured finance	(7)	(6)	7	(6)
Total	$150	$36	$—	$186

	Six Months 2026
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2025	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2026
	(in millions)
Public finance:
U.S. public finance	$(31)	$89	$(16)	$42
Non-U.S. public finance	126	6	—	132
Public finance	95	95	(16)	174
Structured finance:
U.S. RMBS	(54)	(3)	17	(40)
Other structured finance	60	—	(2)	58
Structured finance	6	(3)	15	18
Total	$101	$92	$(1)	$192

	Six Months 2025
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2024	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2025
	(in millions)
Public finance:
U.S. public finance	$18	$53	$(18)	$53
Non-U.S. public finance	98	42	(1)	139
Public finance	116	95	(19)	192
Structured finance:
U.S. RMBS	(43)	(9)	17	(35)
Other structured finance	33	(65)	61	29
Structured finance	(10)	(74)	78	(6)
Total	$106	$21	$59	$186
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”

The effect of changes in the risk-free rates included in economic loss development (benefit) was a benefit of $2 million and $6 million in second quarter 2026 and six months 2026, respectively, and a loss of $1 million and $6 million in second quarter 2025 and six months 2025, respectively.

Second Quarter 2026 Net Economic Loss Development

Public Finance: The economic loss development of $44 million for U.S. public finance exposures was primarily attributable to Brightline Trains Florida LLC (Brightline).

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

Six Months 2026 Net Economic Loss Development

Public Finance: The economic loss development of $89 million for U.S. public finance exposures was primarily attributable to Brightline and Puerto Rico Electric Power Authority (PREPA), partially offset by an economic benefit for certain healthcare exposures.

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

U.S. RMBS: The economic benefit for U.S. RMBS was $9 million and was primarily attributable to a $5 million benefit related to higher recoveries for charged-off second lien loans and improved performance in certain transactions.

Other Structured Finance: The benefit attributable to other structured finance of $65 million was primarily attributable to recoveries related to the resolution of the LBIE litigation.

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

Financial Guaranty Segment
Loss Expense (Benefit)

	Second Quarter		Six Months
	2026	2025	2026	2025
	(in millions)
U.S. public finance	$(3)	$15	$9	$51
Non-U.S. public finance	4	14	11	20
Structured finance:
U.S. RMBS	2	(1)	1	(1)
Other structured finance (1)	2	(1)	1	(66)
Structured finance	4	(2)	2	(67)
Total Financial Guaranty segment loss expense (benefit)	$5	$27	$22	$4
____________________
(1)    Six Months 2025 includes $63 million of recoveries in connection with the resolution of the LBIE litigation.

Annuity Reinsurance Segment Results

Annuity Reinsurance Segment Results

	Second Quarter	Six Months
	2026	2026
	(in millions)
Segment revenues:
Net investment income (1)	$11	$16
Fair value gains (losses) on derivatives (2)	4	9
Total segment revenues	15	25
Segment expenses:
Benefit expense for annuity reinsurance contracts (3)	8	15
Employee compensation and benefit expenses	3	5
Other operating expenses	2	4
Total segment expenses	13	24
Segment adjusted operating income (loss) before income taxes	2	1
Less: Provision (benefit) for income taxes	—	(1)
Segment adjusted operating income (loss)	$2	$2
____________________
(1)    Represents primarily net investment income on assets supporting the PRT contract.
(2)    Represents the change in the fair value of the embedded derivative in funds withheld, excluding realized and unrealized gains (losses) on the underlying investments of the funds withheld account supporting Assured Life Re’s MYGA contract.
(3)    Benefit expense for annuity reinsurance contracts for second quarter 2026 and six months 2026 includes $5 million and $9 million related to PRT benefit expense, respectively, and $3 million and $6 million related to MYGA interest expense, respectively.

On January 21, 2026, the Company entered the annuity reinsurance market through the acquisition of Warwick. See “— Overview — Key Business Strategies — Annuity Reinsurance.”

Assured Life Re reinsures a block of PRT business, with reserves of $484 million, supported by a $596 million asset portfolio that consists primarily of U.S. and U.K. corporate and government bonds, including a portfolio of inflation-linked bonds. The asset portfolio also includes derivatives that economically hedge currency, inflation and interest rate mismatches between the PRT liabilities, which are long-dated inflation-linked obligations denominated in pounds sterling, and the investment portfolio, which includes certain U.S. dollar denominated and non-inflation linked securities. See “— Reconciliation to GAAP.”

Assured Life Re also reinsures a block of MYGA business with a policyholder account value of $256 million, assumed under a funds withheld coinsurance arrangement, for which the Company reports a funds withheld receivable of $296 million. Assets within the funds withheld account primarily consist of mortgage and other asset-backed securities.

The Company also maintains $22 million of fixed-maturity securities for Assured Life Re’s own account. See Item 1. Financial Statements, Note 7. Annuity Reinsurance.

Asset Management Segment Results

Asset Management Segment Results

	Second Quarter		Six Months
	2026	2025	2026	2025
	(in millions)
Segment revenues	$—	$15	$118	$21
Less: Segment expenses	—	9	68	13
Equity in earnings (losses) of investees	(5)	(1)	1	12
Segment adjusted operating income (loss) before income taxes	(5)	5	51	20
Less: Provision (benefit) for income taxes	(1)	1	11	4
Segment adjusted operating income (loss)	$(4)	$4	$40	$16

Results in the table above primarily represent (i) equity in earnings (losses) of Sound Point, net of the amortization of finite-lived intangible assets associated with the basis difference in Sound Point, and (ii) other asset management related income, including the impact of the payout of carried interest from the sale of the underlying asset in a single-asset fund.

Corporate Division Results

Corporate Division Results

	Second Quarter		Six Months
	2026	2025	2026	2025
	(in millions)
Revenues
Bargain purchase gain	$—	$—	$6	$—
Other	3	4	5	8
Total revenues	3	4	11	8
Expenses
Interest expense	24	26	48	50
Employee compensation and benefit expenses	7	6	14	14
Other operating expenses	7	7	19	15
Total expenses	38	39	81	79
Equity in earnings (losses) of investees	4	3	23	19
Adjusted operating income (loss) before income taxes	(31)	(32)	(47)	(52)
Less: Provision (benefit) for income taxes	(3)	(3)	(4)	(3)
Adjusted operating income (loss)	$(28)	$(29)	$(43)	$(49)

In connection with the Assured Life Re Acquisition, the Company recognized a provisional bargain purchase gain of $6 million in six months 2026. See Item 1. Financial Statements, Note 2. Assured Life Re Acquisition, for additional information.

Corporate division interest expense primarily relates to debt issued by the U.S. Holding Companies, and also includes intersegment interest expense. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies, Intercompany Loans Payable” for additional information.

Corporate division employee compensation and benefits expenses and other operating expenses are an allocation of expenses based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance including the Board’s expenses, legal fees and other direct or allocated expense. Other operating expenses were higher in six months 2026 compared with six months 2025 primarily due to higher professional fees related to Assured Life Re Acquisition. Equity in earnings of investees relates to certain alternative investments.

Other (Effect of Consolidating FG VIEs and CIVs)

The effect of consolidating FG VIEs and CIVs and intersegment eliminations are presented in “other.” See Item 1. Financial Statements, Note 3. Segment Information.

As described in Item 1. Financial Statements, Note 10. Variable Interest Entities, the types of entities the Company consolidates when it is deemed to be the primary beneficiary primarily include: (i) FG VIEs; (ii) CIVs; and (iii) annuity reinsurance VIEs, which are included in the Annuity Reinsurance segment, that have been established as part of coinsurance arrangements with cedants in the annuity reinsurance business to hold assets supporting assumed blocks of business. The Company eliminates the effects of intercompany transactions between its FG VIEs and CIVs and its financial guaranty insurance and asset management subsidiaries, as well as intercompany transactions between CIVs.

Consolidating FG VIEs (as opposed to accounting for the related financial guaranty insurance contracts in the Financial Guaranty segment) has a gross-up effect on the condensed consolidated financial statements, and includes: (i) the establishment of the FG VIEs’ assets and liabilities and related changes in fair value on the condensed consolidated financial statements; (ii) eliminating the premiums and losses/recoveries associated with the financial guaranty insurance contracts between the financial guaranty insurance subsidiaries and the FG VIEs; (iii) eliminating the investment balances associated with the financial guaranty insurance subsidiaries’ purchases of the debt obligations of the FG VIEs; and (iv) establishing NCI.

CIVs in which the Company invests (as opposed to accounting for them as equity method investments) has a significant effect on assets, liabilities and cash flows, and includes: (i) the establishment of the assets and liabilities of the CIVs, and related changes in fair value; (ii) eliminating the equity method investments of the financial guaranty insurance subsidiaries, and related equity in earnings (losses) of investees; and (iii) establishing NCI for amounts not owned by the Company. The economic effect of AG’s ownership interests in CIVs is presented in the Financial Guaranty segment as “equity in earnings (losses) of investees,” while the effect of CIVs is presented as separate line items (“fair value gains (losses) on consolidated investment vehicles” and “noncontrolling interest”) on a consolidated basis.

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

	Second Quarter		Six Months
	2026	2025	2026	2025
Effect on Financial Statement Line Item	(in millions)
Gains (losses) on FG VIEs (1)	$2	$2	$(3)	$3
Fair value gains (losses) on CIVs	—	4	9	23
Equity in earnings (losses) of investees (2)	—	(1)	(2)	(7)
Other (3)	(1)	(4)	(27)	(6)
Effect on income before tax	1	1	(23)	13
Less: Tax provision (benefit)	—	(1)	(5)	—
Effect on net income (loss)	1	2	(18)	13
Less: Effect on NCI (4)	1	3	(2)	12
Effect on net income (loss) attributable to AGL	$—	$(1)	$(16)	$1

By Type of VIE
FG VIEs	$—	$—	$—	$—
CIVs	—	(1)	(16)	1
Effect on net income (loss) attributable to AGL	$—	$(1)	$(16)	$1
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

	Second Quarter 2026		Second Quarter 2025
	Total	Per Diluted Share	Total	Per Diluted Share
	(in millions, except per share amounts)
Net income (loss) attributable to AGL	$39	$0.88	$103	$2.08
Less pre-tax adjustments:
Realized gains (losses) on investments	(10)	(0.21)	(6)	(0.12)
Non-credit impairment-related fair value gains (losses) on credit derivatives	(1)	(0.01)	(1)	(0.03)
Fair value gains (losses) of freestanding derivatives in the Annuity Reinsurance segment	(1)	(0.04)	—	—
Realized and unrealized fair value gains (losses) of the embedded derivative in funds withheld	—	—	—	—
Fair value gains (losses) on CCS	(7)	(0.16)	(1)	(0.01)
Foreign exchange gains (losses) on remeasurement of certain assets and liabilities	(1)	(0.02)	71	1.43
Total pre-tax adjustments	(20)	(0.44)	63	1.27
Less tax effect on pre-tax adjustments	4	0.09	(10)	(0.20)
Adjusted operating income (loss)	$55	$1.23	$50	$1.01

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $0 and $(1) included in adjusted operating income	$—	$—	$(1)	$(0.02)

	Six Months 2026		Six Months 2025
	Total	Per Diluted Share	Total	Per Diluted Share
	(in millions, except per share amounts)
Net income (loss) attributable to AGL	$127	$2.80	$279	$5.54
Less pre-tax adjustments:
Realized gains (losses) on investments	(25)	(0.54)	(22)	(0.43)
Non-credit impairment-related fair value gains (losses) on credit derivatives	(3)	(0.06)	(3)	(0.07)
Fair value gains (losses) of freestanding derivatives in the Annuity Reinsurance segment	(3)	(0.08)	—	—
Realized and unrealized fair value gains (losses) of the embedded derivative in funds withheld	(2)	(0.04)	—	—
Fair value gains (losses) on CCS	(1)	(0.03)	1	0.02
Foreign exchange gains (losses) on remeasurement of certain assets and liabilities	(19)	(0.41)	104	2.06
Total pre-tax adjustments	(53)	(1.16)	80	1.58
Less tax effect on pre-tax adjustments	10	0.22	(13)	(0.25)
Adjusted operating income (loss)	$170	$3.74	$212	$4.21

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $(5) and $0) included in adjusted operating income	$(16)	$(0.36)	$1	$0.02

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2026	2025	2026	2025
	(in millions)
Gross realized gains on sales of available-for-sale securities	$3	$1	$5	$4
Gross realized losses on sales of available-for-sale securities	(5)	(1)	(7)	(9)
Net foreign currency gains (losses)	—	—	1	(1)
Change in the allowance for credit losses and intent to sell	(9)	(3)	(25)	(13)
Other net realized gains (losses)	1	(3)	1	(3)
Net realized investment gains (losses)	$(10)	$(6)	$(25)	$(22)
The change in the allowance for credit losses for second quarter 2026, second quarter 2025 and six months 2026 was primarily related to CLO equity tranches. The change in the allowance for credit losses for six months 2025 was primarily related to Loss Mitigation Securities.

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

Realized and Unrealized Fair Value Gains (Losses) of the Embedded Derivative in Funds Withheld

The funds withheld arrangement includes the Company’s right to receive the total return on the assets supporting the funds withheld coinsurance agreement, which represents an embedded derivative. The fair value of this embedded derivative is included in funds withheld on the condensed consolidated balance sheets and the change in its fair value is based on the unrealized gains and losses of the underlying assets. The changes in fair value of the embedded derivative in funds withheld related to realized and unrealized gains and losses of the underlying investment portfolio are not included in adjusted operating income. See Item 1. Financial Statements, Note 11. Fair Value Measurement, and “— Liquidity and Capital Resources — Investment Portfolio — Funds Withheld” for additional information.

Fair Value Gains (Losses) on CCS

Fair value gains (losses) on CCS are heavily affected by, and in part fluctuate with, changes in market credit spreads and interest rates and other market factors and are not expected to result in an economic gain or loss. See Item 1. Financial Statements, Note 11. Fair Value Measurement.

Foreign Exchange Gains (Losses) on Remeasurement

Foreign exchange losses of $1 million and $19 million in second quarter 2026 and six months 2026, respectively, and foreign exchange gains of $71 million and $104 million in second quarter 2025 and six months 2025, respectively, were primarily related to certain assets and liabilities such as premiums receivables and insurance liabilities that are long-term in nature. Foreign exchange gains and losses are primarily due to changes in the exchange rate of the pound sterling and, to a lesser extent, the euro relative to the U.S. dollar. Approximately 66% and 68% of gross premiums receivable, net of commissions payable, as of June 30, 2026 and December 31, 2025, respectively, are denominated in currencies other than the U.S. dollar. Premiums on European infrastructure and structured finance transactions typically are paid, in whole or in part, on an installment basis, whereas premiums on U.S. public finance transactions are often paid upfront. Future policy benefits for annuity reinsurance contracts are all denominated in pound sterling.

The following table presents the foreign exchange rates as of the balance sheet dates.

Foreign Exchange Rates
U.S. Dollar Per Foreign Currency

	As of June 30, 2026	As of December 31, 2025	As of June 30, 2025	As of December 31, 2024
Pound sterling	$1.326	$1.348	$1.373	$1.252
Euro	$1.142	$1.175	$1.179	$1.035

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

GAAP requires the Company to consolidate entities where it is deemed to be the primary beneficiary which include FG VIEs, which the Company does not own and where its exposure is limited to its obligation under the financial guaranty insurance contract, and certain CIVs in which subsidiaries invest.

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

Adjusted Operating Income

The Company’s management believes that adjusted operating income is a useful measure because it clarifies the understanding of the operating results of the Company and excludes certain items including (i) items that, under GAAP, may vary significantly from period to period due to near-term market conditions or are otherwise not directly comparable or reflective of the underlying performance of the Company’s business, (ii) items that, under GAAP, result in asymmetrical accounting adjustments, and/or (iii) non-economic gains and losses. Adjusted operating income is defined as net income (loss) attributable to AGL, as reported under GAAP, adjusted for the following:

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

6)    Elimination of foreign exchange gains (losses) on remeasurement of assets and liabilities such as net premium receivables and insurance liabilities that are long-term in nature that are recognized in net income (loss) attributable to AGL. Long-dated receivables and insurance reserves represent the present value of future contractual or expected cash flows. Therefore, the current period’s foreign exchange remeasurement gains (losses) are not necessarily indicative of the total foreign exchange gains (losses) that the Company will ultimately recognize.

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

4)    Elimination of the fair value of freestanding derivatives in the Annuity Reinsurance segment that economically hedge market movements in financial instruments and insurance liabilities (but are not in designated hedging relationships in accordance with GAAP), such as changes in fair value on derivatives that hedge fluctuations in foreign exchange, interest rates and inflation on Assured Life Re’s available-for-sale investment portfolio.

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

3)    Addition of deferred income on insurance contracts (including deferred profit liability and, in the case of financial guaranty insurance contracts, the amount of deferred premium revenue in excess of expected loss to be expensed, net of reinsurance).

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

	As of June 30, 2026		As of December 31, 2025
	Total	Per Share	Total	Per Share
	(dollars in millions, except share amounts)
Shareholders’ equity attributable to AGL	$5,559	$126.18	$5,663	$125.32
Less pre-tax adjustments:
Non-credit impairment-related fair value gains (losses) on credit derivatives	52	1.18	55	1.21
Fair value gains (losses) on CCS	20	0.46	22	0.48
Unrealized gains (losses) on investment portfolio	(258)	(5.87)	(149)	(3.28)
Fair value gains (losses) of freestanding derivatives in the Annuity Reinsurance segment	(5)	(0.12)	—	—
Fair value gains (losses) of the embedded derivative in funds withheld	(1)	(0.03)	—	—
Less taxes	27	0.62	6	0.13
Adjusted operating shareholders’ equity	5,724	129.94	5,729	126.78
Pre-tax adjustments:
Less: DAC	201	4.57	192	4.25
Plus: Net present value of estimated net future revenue	188	4.27	194	4.30
Plus: Net deferred revenues on insurance contracts	3,305	75.01	3,367	74.51
Plus taxes	(658)	(14.93)	(674)	(14.91)
ABV	$8,358	$189.72	$8,424	$186.43

Gain (loss) related to FG VIE and CIV consolidation included in:
Adjusted operating shareholders’ equity (net of tax provision (benefit) of $(2) and $2)	$(8)	$(0.16)	$8	$0.18
ABV (net of tax provision (benefit) of $(3) and $1)	(12)	(0.26)	3	0.07

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

Reconciliation of GWP to PVP

	Second Quarter 2026					Second Quarter 2025
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$54	$8	$11	$8	$81	$73	$8	$(1)	$5	$85
Less: Installment GWP and other GAAP adjustments (1)	6	8	11	8	33	30	8	—	5	43
Upfront GWP	48	—	—	—	48	43	—	(1)	—	42
Plus: Installment premiums and other (2)	10	3	9	9	31	6	7	2	7	22
PVP	$58	$3	$9	$9	$79	$49	$7	$1	$7	$64

	Six Months 2026					Six Months 2025
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$102	$16	$17	$16	$151	$98	$7	$6	$9	$120
Less: Installment GWP and other GAAP adjustments (1)	20	16	17	16	69	32	7	6	9	54
Upfront GWP	82	—	—	—	82	66	—	—	—	66
Plus: Installment premiums and other (2)	24	11	16	19	70	8	14	3	12	37
PVP	$106	$11	$16	$19	$152	$74	$14	$3	$12	$103
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

The following table presents the financial guaranty portfolio by sector, net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., financial guaranty insurance, credit derivatives or FG VIE).

Financial Guaranty Portfolio
Net Par Outstanding by Sector

	As of June 30, 2026	As of December 31, 2025
Sector	(in billions)
Public finance:
U.S. public finance:
General obligation	$84.8	$82.3
Tax backed	36.6	36.1
Municipal utilities	31.7	31.4
Transportation	27.9	23.5
Healthcare	17.7	16.8
Infrastructure finance	11.2	15.1
Higher education	8.2	8.4
Renewable energy	0.1	0.2
Other public finance	1.2	1.2
Total U.S. public finance	219.4	215.0
Non-U.S. public finance:
Regulated utilities	23.3	23.5
Infrastructure finance	15.5	16.0
Sovereign and sub-sovereign	7.7	8.3
Renewable energy	1.5	1.7
Pooled infrastructure	1.1	1.1
Total non-U.S. public finance	49.1	50.6
Total public finance	268.5	265.6
Structured finance:
U.S. structured finance:
Insurance reserve financings and securitizations	4.4	4.4
RMBS	1.3	1.4
Fund finance facilities	0.8	0.1
Pooled corporate obligations	0.5	0.6
Financial products	0.4	0.4
Other structured finance	1.2	1.0
Total U.S. structured finance	8.6	7.9
Non-U.S. structured finance:
Fund finance facilities	2.5	1.6
Pooled corporate obligations	0.3	0.5
RMBS	0.2	0.2
Other structured finance	1.3	1.3
Total non-U.S. structured finance	4.3	3.6
Total structured finance	12.9	11.5
Total net par outstanding	$281.4	$277.1

Exposure to Puerto Rico

All of the Company’s insured exposure to various authorities and public corporations of Puerto Rico is rated BIG. The Company’s Puerto Rico net par and net debt service outstanding as of June 30, 2026 were $553 million and $630 million, respectively, compared with net par and net debt service outstanding as of December 31, 2025 of $553 million and $643 million, respectively.

As of June 30, 2026, the Company’s only remaining outstanding unresolved insured Puerto Rico exposure subject to a payment default was PREPA, to which the Company had net par and debt service outstanding of $464 million and $526 million, respectively. As of December 31, 2025, the Company’s PREPA net par and debt service outstanding were $464 million and $537 million, respectively. See “—Liquidity and Capital Resources—Insurance Subsidiaries, Financial Guaranty Policies” below and Item 1. Financial Statements, Note 5. Expected Loss to be Paid (Recovered), for more information.

The following table shows the scheduled amortization for PREPA. When PREPA defaults on its obligations, the Company is only required to pay the shortfall between the debt service due in any given period and the amount paid by PREPA; although in certain circumstances the Company may elect to pay such amounts on an accelerated basis.

Amortization Schedule of PREPA
Net Par Outstanding and Net Debt Service Outstanding
As of June 30, 2026

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2026 (July 1 - September 30)	$106	$114
2026 (October 1 - December 31)	—	1
Subtotal 2026	106	115
2027	106	122
2028	68	80
2029	39	47
2030	44	52
2031-2037	101	110
Total	$464	$526

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

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of June 30, 2026	As of December 31, 2025
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
6.125% Senior Notes	6.125%	2028	$350	$350
3.15% Senior Notes	3.15%	2031	500	500
7% Senior Notes	6.40%	2034	200	200
3.6% Senior Notes	3.60%	2051	400	400
Series A Enhanced Junior Subordinated Debentures	3 month CME Term SOFR +2.64%	2066	150	150
AGUS long-term debt			1,600	1,600
AGUS - intercompany loans from:
AG	3.50%	2029	200	200
AGRO	5.00%	2035	20	20
AGUS intercompany loans			220	220
Total AGUS long-term debt and intercompany loans			1,820	1,820
AGMH
Junior Subordinated Debentures (1)	6.40%	2066	300	300
Total AGMH long-term debt			300	300
AGMH’s long-term debt purchased by AGUS (2)			(154)	(154)
U.S. Holding Company long-term debt			$1,966	$1,966
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

	As of June 30, 2026
	AGL	U.S. Holding Companies
	(in millions)
Assets, excluding investments in subsidiaries
Fixed-maturity securities (1)	$12	$13
Ownership interest in Sound Point	—	398
Other invested assets	—	202
Short-term investments and cash	20	126
Receivables from affiliates (2)	67	—
Dividends receivable from U.S. Holding Companies	40	—
Dividend receivable from other subsidiaries	40	—
Other assets	5	29
Liabilities
Long-term debt	—	1,706
Loans payable to affiliates	—	220
Dividends payable to AGL	—	40
Payable to affiliates (2)	12	9
Other liabilities	6	73
____________________
(1)    As of June 30, 2026, the weighted average durations of AGL’s and the U.S. Holding Companies’ fixed-maturity securities were 10.5 years and 1.1 years, respectively.
(2)    Primarily represents receivables and payables with non-guarantor subsidiaries.

	Six Months 2026
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$—	$3
Expenses
Interest expense	—	48
Other expenses	24	9
Income (loss) before provision for income taxes and equity in earnings (losses) of investees	(24)	(54)
Equity in earnings (losses) of investees	—	24
Net income (loss) excluding investments in subsidiaries	(24)	(35)

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Selected Cash Flow Items

	Six Months 2026
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from U.S. Holding Companies	$60	$—
Dividends received from other subsidiaries	80	151
Distributions from equity method investees (1)	—	25
Interest paid on intercompany loans		(1)
Interest paid on long-term debt	—	(42)
Return of capital from other subsidiaries	12	—
Dividends paid to AGL	—	(60)
Dividends paid to AGL shareholders	(36)	—
Repurchases of common shares (2)	(120)	—
____________________
(1)    Includes distributions from Sound Point of $17 million and other alternative investments.
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

The Company conducts its annuity reinsurance business through Assured Life Re, an insurance company domiciled in Bermuda which was acquired on January 21, 2026.

Sources and Uses of Funds

Liquidity of the insurance subsidiaries is primarily used to pay for:

•operating expenses,
•claims on the insured portfolio,
•annuity reinsurance benefits,
•dividends or other distributions to parent,
•reinsurance premiums,
•expansion of the insurance business, and
•capital investments in their own subsidiaries and in alternative investments.

Financial Guaranty

Management believes that the financial guaranty insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios. The Company generally targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. As of June 30, 2026, the Company intended to hold and had the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

Beyond the next twelve months, the ability of the operating subsidiaries to declare and pay dividends may be influenced by a variety of factors, including market conditions, general economic conditions and, in the case of the Company’s financial guaranty insurance subsidiaries, insurance regulations and rating agency capital requirements.

Financial guaranty insurance policies issued provide, in general, that payments of principal, interest and other amounts insured generally may not be accelerated by the holder of the obligation. Amounts paid by the Company therefore are typically in accordance with the obligation’s original payment schedule, unless the Company accelerates such payment schedule, at its sole option. Premiums received on financial guaranty contracts are paid either upfront or in installments over the life of the insured obligations.

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. For example, the Company made substantial claim payments in 2022 and 2024 in connection with the resolution of certain defaulting Puerto Rico credits. The Company is continuing its efforts to resolve the one remaining unresolved Puerto Rico insured exposure that is in payment default, PREPA. The Company had $464 million in insured net par outstanding of PREPA obligations as of June 30, 2026. For more information, see Item 1. Financial Statements, Note 5. Expected Loss to be Paid (Recovered).

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

Dividend restrictions by insurance subsidiary are as follows:

•Under Maryland’s insurance law, AG may, with prior notice to the Commissioner of its domiciliary regulator, the Maryland Insurance Administration, pay an ordinary dividend in an amount that, together with all dividends and distributions paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders’ surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. “Adjusted net investment income” means the sum of (x) AG’s net investment income during the 12-month period ending December 31 of the preceding year (excluding realized capital gains and pro rata distributions of its own securities), and (y) AG’s net investment income (excluding realized capital gains) from the three calendar years prior to the preceding calendar year that has not already been paid out as dividends. The maximum amount available during 2026 for AG to distribute as ordinary dividends is approximately $245 million of which approximately $72 million is available for distribution in the third quarter of 2026.

•The Company expects the amount of dividends available for distribution by AG Re in 2026 to be approximately $153 million. Based on applicable law and regulations, in 2026 AG Re has the capacity to declare and pay dividends in an aggregate amount up to 25% of the prior year total statutory capital and surplus (i.e., up to $292 million); provided that such payment cannot exceed AG Re’s unencumbered assets ($153 million as of June 30, 2026) or its statutory surplus ($249 million as of June 30, 2026). Additionally, in 2026 AG Re can make capital distributions in an aggregate amount up to $129 million without the prior approval of the Bermuda Monetary Authority (the Authority).

•Under applicable law and regulations, Assured Life Re may declare and pay dividends during 2026, without prior approval of the Authority, in an aggregate amount equal to up to 25% of its total statutory capital and surplus as of the prior year end (or $41 million). Any such dividends would also be subject to the limitations that they may not exceed Assured Life Re’s statutory surplus or its unencumbered assets. Assured Life Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda’s Insurance Act 1978, amendments thereto and related regulations, which also prohibits Assured Life Re from declaring or paying any dividends to any person other than a policyholder unless its approved actuary certifies that the proposed amount of the dividend would not exceed the excess of funds available to satisfy its long-term business obligations. As of June 30, 2026, Assured Life Re did not have a statutory surplus to pay dividends; its unencumbered assets were $27 million. In addition, Assured Life Re may make capital distributions during 2026 of up to $31 million in the aggregate without prior approval of the Authority. Given Assured Life Re’s focus on capital intensive growth initiatives, it does not expect to declare or pay any dividends or to make any capital distributions during 2026.

Ordinary Dividends
From Insurance Company Subsidiaries
to Holding Companies

	Second Quarter		Six Months
	2026	2025	2026	2025
	(in millions)
Dividends declared by AG Re to AGL (1)	$40	$50	$120	$50
Dividends declared by AG to AGMH	72	72	101	144
___________________
(1)    In second quarter 2026, AG Re declared a dividend of $40 million, which was paid in the third quarter of 2026.

Committed Capital Securities

AG is party to an arrangement that enables it to access, at its discretion, up to $400 million of capital, at any time, and has the right to use such capital for any purpose, including to pay claims. See Item 1. Financial Statements, Note 11. Fair Value Measurement.

Federal Home Loan Bank Membership

In the fourth quarter of 2025, AG became a member of the Federal Home Loan Bank of New York (FHLBNY), thereby gaining access to collateralized FHLBNY borrowings as an additional source of liquidity. The Board has authorized a maximum borrowing capacity of $600 million. As of June 30, 2026, the Company had not borrowed any funds or pledged any collateral under the FHLBNY program.

Investment Portfolio

As of June 30, 2026, the Company had $6,817 million of available-for-sale fixed-maturity securities, of which $6,112 million were managed by four investment managers: three for the financial guaranty subsidiaries and one for the annuity reinsurance subsidiary. The Company’s principal objectives in managing its investment portfolio for the financial guaranty subsidiaries are to support the highest possible ratings for each operating company, manage investment risk within the context of the underlying portfolio of insurance risk, maintain sufficient liquidity to cover unexpected stress in the insurance portfolio and maximize after-tax net investment income. The Company’s principal objectives in managing its investment portfolio for the annuity reinsurance subsidiary are to invest in assets with a close cashflow profile to the expected profile of payments of the subsidiary and to be appropriately duration matched against the subsidiary’s liability cashflows. In accordance with their respective investment guidelines, the Company’s investment managers for the financial guaranty subsidiaries are also required to maintain their portion of the Company’s investment portfolio with an overall credit quality rated at a minimum of A+/A1/A+ by S&P/Moody’s/Fitch Ratings Inc. The Company’s annuity reinsurance subsidiary seeks to maintain an investment grade overall credit quality for its investment portfolios.

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

Investment Portfolio
Carrying Value

	As of
	June 30, 2026	December 31, 2025
	(in millions)
Fixed-maturity securities, available-for-sale	$6,817	$6,369
Fixed-maturity securities, trading (1)	131	124
Short-term investments	792	903
Other invested assets (2)	1,190	1,091
Total (3)	$8,930	$8,487
____________________
(1)    Includes primarily CVIs received as part of resolutions of Puerto Rico exposures in 2022, which are not rated.
(2)    Excludes investments in Sound Point funds that were consolidated and reported in “assets of consolidated investment vehicles” as of December 31, 2025. See Item 1. Financial Statements, Note 10. Variable Interest Entities. The June 30, 2026 balance includes loans issued by a U.K. regulated utility and a U.S. infrastructure project to which the Company has insured exposure.
(3)    June 30, 2026 includes $612 million related to annuity reinsurance consisting of $605 million of available-for-sale fixed-maturity securities and $7 million of short-term investments.

The Company’s available-for-sale fixed-maturity securities had a duration of 5.5 years and 4.9 years as of June 30, 2026 and December 31, 2025, respectively.

Available-for-Sale Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s available-for-sale fixed-maturity securities as of June 30, 2026 and December 31, 2025, based on fair value. Ratings generally reflect the lower of Moody’s and S&P classifications, except for (i) Loss Mitigation Securities rated BIG, and (ii) CLO equity tranches, which are not rated. See Item 1. Financial Statements, Note 9. Investments, for additional information.

 Distribution of Available-for-Sale Fixed-Maturity Securities by Rating

	As of
Rating	June 30, 2026	December 31, 2025
AAA	13.6%	13.3%
AA	32.8	34.6
A	27.7	26.1
BBB	18.5	17.4
BIG	4.4	4.7
Not rated	3.0	3.9
Total	100.0%	100.0%

Other Investments

Other invested assets, which are generally less liquid than fixed-maturity securities, primarily consist of the ownership interest in Sound Point and alternative investments across a variety of strategies. See “— Commitments” below.

Sound Point and Alternative Investments

	As of June 30, 2026 (1)			As of December 31, 2025
	Investments	CIVs (2)	Consolidated	Investments	CIVs	Consolidated
	(in millions)
Fixed-maturity securities, available-for-sale	$243	$—	$243	$282	$—	$282
Fixed-maturity securities, trading	4	—	4	10	—	10
Other invested assets:
Ownership interest in Sound Point	398	—	398	415	—	415
CLOs	48	—	48	85	—	85
Private healthcare investing	206	—	206	187	—	187
Asset-based/specialty finance	114	—	114	184	(57)	127
Private minority stakes in alternative asset manager	110	—	110	95	—	95
Commercial real estate finance	101	—	101	81	—	81
Other	102	—	102	101	—	101
Subtotal	$1,326	$—	$1,326	$1,440	$(57)	$1,383

Assets of CIVs, net of non-redeemable noncontrolling interest	$—	$—	$—	$—	$77	$77
____________________
(1)    The alternative investments, which do not include the Company’s ownership interest in Sound Point, had an inception-to-date annualized internal rate of return of 12%.
(2)    During six months 2026, the Company deconsolidated a CIV related to its investments in a fund managed by Sound Point. As of June 30, 2026, the Company did not consolidate any CIVs.

Effect of Ownership Interest in Sound Point and Alternative Investments
on Condensed Consolidated Statements of Operations

	Second Quarter 2026			Second Quarter 2025
	Investments	CIVs	Consolidated	Investments	CIVs	Consolidated
	(in millions)
Net investment income	$9	$—	$9	$11	$—	$11
Net realized investment gains (losses)	(7)	—	(7)	(7)	—	(7)
Fair value gains (losses) on trading securities	—	—	—	—	—	—
Equity in earnings (losses) of investees:
Ownership interest in Sound Point	(5)	—	(5)	(1)	—	(1)
Alternative investments:
CLOs	(19)	—	(19)	(5)	—	(5)
Private healthcare investing	3	—	3	1	—	1
Asset-based/specialty finance	5	—	5	5	(1)	4
Private minority stakes in alternative asset manager	2	—	2	1	—	1
Commercial real estate finance	2	—	2	—	—	—
Other	1	—	1	3	—	3
Equity in earnings (losses) of investees	(11)	—	(11)	4	(1)	3
Subtotal	$(9)	$—	$(9)	$8	$(1)	$7

Fair value gains (losses) on CIVs, net of non-redeemable NCI	$—	$—	$—	$—	$1	$1

	Six Months 2026			Six Months 2025
	Investments	CIVs	Consolidated	Investments	CIVs	Consolidated
	(in millions)
Net investment income	$19	$—	$19	$23	$—	$23
Net realized investment gains (losses)	(21)	—	(21)	(7)	—	(7)
Fair value gains (losses) on trading securities	—	—	—	1	—	1
Equity in earnings (losses) of investees:
Ownership interest in Sound Point	1	—	1	12	—	12
Alternative investments:
CLOs	(30)	—	(30)	3	—	3
Private healthcare investing	18	—	18	13	—	13
Asset-based/specialty finance	11	(2)	9	14	(7)	7
Private minority stakes in alternative asset manager	16	—	16	15	—	15
Commercial real estate finance	3	—	3	—	—	—
Other	3	—	3	6	—	6
Equity in earnings (losses) of investees	22	(2)	20	63	(7)	56
Subtotal	$20	$(2)	$18	$80	$(7)	$73

Fair value gains (losses) on CIVs, net of non-redeemable NCI	$—	$6	$6	$—	$11	$11

Commitments

The Company has agreed to invest an aggregate amount of $1.4 billion in alternative investments, which includes $1 billion in Sound Point managed investments, subject to certain conditions precedent. Unfunded commitments for alternative investments as of June 30, 2026 were $480 million. See Item 1. Financial Statements, Note 9. Investments, for a description of the alternative investments agreement with Sound Point.

Restricted Assets

Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements or otherwise pledged or restricted totaled $73 million and $77 million as of June 30, 2026 and December 31, 2025, respectively. The total collateral funded into a reinsurance trust or a similar account by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements had a fair value of $796 million and $813 million as of June 30, 2026 and December 31, 2025, respectively.

Fixed-maturity securities of $583 million, short-term investments of $3 million and cash of $7 million are held in a consolidated VIE supporting the PRT block of business. See Item 1. Financial Statements, Note 10. Variable Interest Entities. The use of the VIE’s assets is restricted based on the terms of the PRT reinsurance agreement. Total above includes $7 million of fixed-maturity securities that were pledged as collateral for derivatives.

Funds Withheld

The following table summarizes the underlying investments within the Company’s funds withheld. See Item 1. Financial Statements, Note 7. Annuity Reinsurance, for additional information.

Components of Underlying Assets in
Funds Withheld

As of June 30, 2026
(in millions)
RMBS	$59
Commercial mortgage-backed securities	101
Asset-backed securities	66
Commercial loans	21
Total investments	247
Cash, cash equivalents and short-term investments	67
Other	(18)
Total funds withheld, net of allowance for credit losses	$296

The following table summarizes the components of the change in funds withheld, which is reported in “fair value gains (losses) on derivatives” in the condensed consolidated statements of operations.

Change in Fair Value of Embedded Derivatives
in Funds Withheld

	Second Quarter	Six Months
	2026	2026
	(in millions)
Net investment income on funds withheld	$4	$9
Net realized investment gains (losses) on funds withheld	—	(1)
Net unrealized investment gains (losses) on funds withheld	—	(1)
Total change in funds withheld	$4	$7

Lease Obligations

The Company has entered into several lease agreements for office space in Bermuda, New York, London, Paris and other locations with various lease terms. See Part II, Item 8, Financial Statements and Supplementary Data, Note 16, Leases, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a table of minimum lease obligations and other lease commitments.

During second quarter 2026, the Company entered into a renewed lease agreement for its existing Bermuda office space. This lease, with an additional $2 million of future rental payments, commenced in second quarter 2026 and expires in April 2031.

FG VIEs and CIVs

The Company manages its liquidity needs by evaluating cash flows without the effect of consolidating FG VIEs and CIVs; however, the Company’s condensed consolidated financial statements include the effect of consolidating FG VIEs and CIVs. After the Company deconsolidated its remaining CIV in the first quarter of 2026, there are no CIVs outstanding. The primary sources and uses of cash at Assured Guaranty’s FG VIEs and CIVs are as follows:

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

Summarized Condensed Consolidated Cash Flows

	Second Quarter		Six Months
	2026	2025	2026	2025
	(in millions)
Net cash flows provided by (used in) operating activities, excluding FG VIEs and CIVs operating cash flows	$42	$56	$88	$143
FG VIEs and CIVs operating cash flows	(2)	22	142	22
Net cash flows provided by (used in) operating activities	40	78	230	165

Net cash flows provided by (used in) investing activities, excluding FG VIEs and CIVs investing cash flows	19	213	12	343
FG VIEs and CIVs investing cash flows	6	4	(47)	8
Net cash flows provided by (used in) investing activities	25	217	(35)	351

Net cash flows provided by (used in) financing activities, excluding FG VIEs and CIVs financing cash flows
Dividends paid	(17)	(17)	(36)	(36)
Repurchases of common shares	(45)	(131)	(120)	(251)
Other	1	(5)	(19)	(32)
FG VIEs and CIVs financing cash flows	(5)	(4)	(105)	(8)
Net cash flows provided by (used in) financing activities (1)	(66)	(157)	(280)	(327)

Effect of exchange rate changes	(1)	5	(3)	8
Increase (decrease) in cash and cash equivalents and restricted cash	(2)	143	(88)	197
Cash and cash equivalents and restricted cash at beginning of period	333	182	419	128
Cash and cash equivalents and restricted cash at the end of the period	$331	$325	$331	$325
____________________
(1)    Claims paid on FG VIEs are presented in the condensed consolidated statements of cash flows as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

Cash flows from operating activities were inflows of $230 million in six months 2026 and inflows of $165 million in six months 2025. The six months 2026 cash flow from operations attributable to FG VIEs and CIVs includes proceeds from sales of investments of a CIV, which were used to fund distributions and was subsequently deconsolidated. The six months 2025 cash flow from operations includes the receipt of $97 million in satisfaction of the judgment the Company was awarded and its recoveries in connection with the resolution of the LBIE litigation.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity securities and short-term investments and paydowns on, and sales of, FG VIEs’ assets. In addition, during six months 2026, the Company paid $145 million (net of cash acquired), to acquire Assured Life Re. See Item 1. Financial Statements, Note 2. Assured Life Re Acquisition, for additional information.

Financing activities primarily consist of (i) AGL share repurchases and dividends, and (ii) paydowns of FG VIEs’ liabilities. In addition, six months 2026 cash flows include distributions to noncontrolling interests from a CIV.

From July 1, 2026 through August 5, 2026, the Company repurchased an additional 123 thousand common shares for $10 million. As of August 5, 2026, the Company was authorized to purchase $121 million of its common shares. For more information about the Company’s share repurchases and authorizations, see Item 1. Financial Statements, Note 14. Shareholders’ Equity.

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

The PRT liabilities represent long-dated pound sterling-denominated pension benefits comprising a combination of fixed and inflation‑linked benefit payments. Inflation‑linked benefits escalate based on the U.K. Retail Price Index or U.K. Consumer Price Index and are subject to specified contractual floors and caps. This reinsured book of business covers periodic pensioners’ payments as well as allowable lump sum payments. The assets supporting the PRT book of business include both pound sterling and U.S. dollar denominated investments and derivatives that hedge a portion of the interest rate, foreign exchange rate and inflation rate exposure.

The table below shows the carrying value of invested assets, derivatives and future policy benefits for annuity reinsurance contracts associated with the annuity reinsurance business as well as the estimated sensitivity of the carrying value to hypothetical changes in interest rates, foreign currency exchange rates and inflation.

Annuity Reinsurance
As of June 30, 2026

		Interest rates		Pound Sterling/U.S. Dollar Exchange Rate		Inflation Index
	Carrying Value	100 bps Decrease	100 bps Increase	1% Depreciation of U.S. Dollar	1% Appreciation of U.S. Dollar	25 bps Decrease	25 bps Increase
	(in millions)
Investments
Available-for-sale investments supporting U.K. PRT:
U.S. dollar denominated	$76	$10	$(8)	$—	$—	$—	$—
Pound sterling denominated	507	66	(55)	5	(5)	(5)	5
Derivatives hedging U.K. PRT market risk	(5)	2	(2)	1	(1)	(2)	2

Funds withheld	296	9	(8)	—	—	—	—

Annuity reinsurance liabilities
U.K. PRT (LFPB and DPL)	484	47	(39)	5	(5)	—	—

See Item 1. Financial Statements, Note 7. Annuity Reinsurance, Note 8. Derivatives, and Note 9. Investments, for additional information.

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

On January 21, 2026, the Company purchased all of the outstanding share capital in Warwick, which is the 100% indirect owner of Assured Life Re. The Company is currently in the process of assessing the internal control over financial reporting associated with this acquired business. As of June 30, 2026, the Warwick acquisition accounted for approximately 8% of consolidated assets and approximately 5% of consolidated revenues. As discussed in SEC staff guidance, a company may conclude it will exclude an acquired business from the assessment of internal control over financial reporting during the first year after completion of an acquisition. As a result of the timing of this acquisition and in consideration of this SEC staff guidance, the Company will exclude this business from its annual assessment of internal control over financial reporting for the year ended December 31, 2026. Other than integrating Warwick and its subsidiaries, there were no changes in the Company’s internal control over financial reporting during second quarter 2026 which were identified in connection with the evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of the Company, with the participation of its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. Based on their evaluation as of June 30, 2026 covered by this Form 10-Q, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during second quarter 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (3)
April 1 - April 30	301,917	$82.83	301,833	$151,175,652
May 1 - May 31	131,533	$80.22	124,781	$141,175,667
June 1 - June 30	126,950	$76.13	126,950	$131,511,459
Total	560,400	$80.70	553,564
____________________
(1)    The total number of shares purchased also includes shares purchased as a result of employees surrendering shares as payment for withholding taxes upon the vesting of share awards.
(2)    After giving effect to repurchases since the Board first authorized the repurchase program on January 18, 2013, through August 5, 2026, the Company has repurchased a total of 158 million common shares for $6.0 billion, excluding commissions, at an average price of $38.01 per share. As of August 5, 2026, the Company was authorized to repurchase an additional $121 million of its common shares, on a settlement basis. As part of its overall capital management strategy, the Company evaluates on a quarterly basis planned uses of available capital, which may include growth opportunities in its financial guaranty insurance and annuity reinsurance businesses, maintaining a capital cushion to support its existing business and share repurchases. The timing, form and amount of any future share repurchases will be determined at the Company’s discretion.
(3)    Excludes commissions.

ITEM 5.    OTHER MATTERS

10b5-1 Trading Plans

During second quarter 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6.EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Document
22.0	Subsidiary Companies and Issuers of Guaranteed Securities
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1	The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated August 7, 2026	By:	/s/ BENJAMIN G. ROSENBLUM

Benjamin G. Rosenblum Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)