Form 10-Q
period 2026-09-30
ASSURED GUARANTY LTD
filed 2026-11-06
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of November 4, 2026 was 43,980,123 (includes 23,312 unvested restricted shares).

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions except share data)

	As of
	September 30, 2026	December 31, 2025
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $82 and $54 (amortized cost of $7,135 and $6,572)	$6,506	$6,369
Fixed-maturity securities, trading, at fair value	85	124
Short-term investments, at fair value	950	903
Other invested assets (includes $3 and $3, at fair value)	1,251	1,091
Total investments	8,792	8,487
Cash	227	388
Premiums receivable, net of commissions payable, net of allowance for credit losses of $6 and $3	1,542	1,572
Funds withheld, at fair value	267	—
Deferred acquisition costs	209	192
Salvage and subrogation recoverable	454	449
Financial guaranty variable interest entities’ assets (includes $158 and $172, at fair value)	192	212
Assets of consolidated investment vehicles (includes $– and $167, at fair value)	—	175
Other assets (includes $180 and $174, at fair value)	752	701
Total assets	$12,435	$12,176
Liabilities
Unearned premium reserve	$3,626	$3,625
Loss and loss adjustment expense reserve	280	309
Future policy benefits for annuity reinsurance contracts	459	—
Policyholder account balances for annuity reinsurance contracts	248	—
Long-term debt	1,707	1,704
Financial guaranty variable interest entities’ liabilities (includes $140 and $197, at fair value, $164 and $182 with recourse, $15 and $16 without recourse)	179	198
Other liabilities (includes $24 and $21, at fair value)	508	551
Total liabilities	7,007	6,387
Commitments and contingencies (Notes 4, 5, 9 and 13)
Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 43,956,811 and 45,184,791 shares issued and outstanding)	—	—
Retained earnings	5,868	5,830
Accumulated other comprehensive income (loss), net of tax of $(105) and $(39)	(466)	(168)
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	5,403	5,663
Non-redeemable noncontrolling interest (Note 10)	25	126
Total shareholders’ equity	5,428	5,789
Total liabilities and shareholders’ equity	$12,435	$12,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Net earned premiums	$112	$94	$296	$274
Net investment income	103	94	293	270
Net realized investment gains (losses)	(11)	(10)	(36)	(32)
Fair value gains (losses) on derivatives	10	5	17	110
Fair value gains (losses) on committed capital securities	(2)	8	(3)	9
Gains (losses) on financial guaranty variable interest entities	3	3	—	6
Fair value gains (losses) on consolidated investment vehicles	—	17	9	40
Foreign exchange gains (losses) on remeasurement	(1)	(23)	(22)	93
Fair value gains (losses) on trading securities	(2)	8	11	11
Asset management revenues	—	6	94	24
Other income (loss)	2	5	11	28
Total revenues	214	207	670	833
Expenses
Loss and loss adjustment expenses (benefit)	2	(30)	23	38
Benefit expense for annuity reinsurance contracts	10	—	25	—
Interest expense	22	22	66	67
Amortization of deferred acquisition costs	3	6	13	16
Employee compensation and benefit expenses	51	50	171	160
Asset management expenses	—	4	68	17
Other operating expenses	39	40	123	114
Total expenses	127	92	489	412
Income (loss) before income taxes and equity in earnings (losses) of investees	87	115	181	421
Equity in earnings (losses) of investees	12	20	32	76
Income (loss) before income taxes	99	135	213	497
Less: Provision (benefit) for income taxes	19	21	8	92
Net income (loss)	80	114	205	405
Less: Noncontrolling interest	2	9	—	21
Net income (loss) attributable to Assured Guaranty Ltd.	$78	$105	$205	$384

Earnings per share:
Basic	$1.76	$2.20	$4.59	$7.82
Diluted	$1.75	$2.18	$4.55	$7.73

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$80	$114	$205	$405
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $(53), $12, $(67) and $29	(223)	37	(299)	174
Investments with credit impairment, net of tax provision (benefit) of $(3), $3, $(7) and $7	(11)	9	(27)	29
Change in net unrealized gains (losses) on investments	(234)	46	(326)	203
Change in instrument-specific credit risk on financial guaranty variable interest entities’ liabilities with recourse, net of tax provision (benefit)	1	1	2	1
Change in discount rates on future policy benefits for annuity reinsurance contracts, net of tax provision (benefit) of $5, $—, $7 and $—	19	—	28	—
Other, net of tax provision (benefit)	(1)	1	(2)	2
Other comprehensive income (loss)	(215)	48	(298)	206
Comprehensive income (loss)	(135)	162	(93)	611
Less: Comprehensive income (loss) attributable to noncontrolling interest	2	9	—	21
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$(137)	$153	$(93)	$590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Three Months Ended September 30, 2026

		Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Non-redeemable Noncontrolling Interest	Shareholders’ Equity
As of June 30, 2026	44,055,227	$—	$5,809	$(251)	$1	$5,559	$23	$5,582
Net income	—	—	78	—	—	78	2	80
Dividends ($0.38 per share)	—	—	(17)	—	—	(17)	—	(17)
Common shares repurchases	(123,333)	—	(10)	—	—	(10)	—	(10)
Share-based compensation	24,917	—	8	—	—	8	—	8
Other comprehensive loss	—	—	—	(215)	—	(215)	—	(215)
As of September 30, 2026	43,956,811	$—	$5,868	$(466)	$1	$5,403	$25	$5,428

For the Three Months Ended September 30, 2025

		Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Non-redeemable Noncontrolling Interest	Shareholders’ Equity
As of June 30, 2025	48,109,439	$—	$5,859	$(227)	$1	$5,633	$96	$5,729
Net income	—	—	105	—	—	105	9	114
Dividends ($0.34 per share)	—	—	(16)	—	—	(16)	—	(16)
Deconsolidation	—	—	—	—	—	—	(26)	(26)
Common shares repurchases	(1,423,121)	—	(120)	—	—	(120)	—	(120)
Share-based compensation	22,246	—	8	—	—	8	—	8
Other comprehensive income	—	—	—	48	—	48	—	48
As of September 30, 2025	46,708,564	$—	$5,836	$(179)	$1	$5,658	$79	$5,737

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Nine Months Ended September 30, 2026

		Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Non-redeemable Noncontrolling Interest	Shareholders’ Equity
As of December 31, 2025	45,184,791	$—	$5,830	$(168)	$1	$5,663	$126	$5,789
Net income	—	—	205	—	—	205	—	205
Dividends ($1.14 per share)	—	—	(52)	—	—	(52)	—	(52)
Common shares repurchases	(1,558,878)	—	(130)	—	—	(130)	—	(130)
Share-based compensation	330,898	—	15	—	—	15	—	15
Distributions	—	—	—	—	—	—	(97)	(97)
Deconsolidation	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	(298)	—	(298)	—	(298)
As of September 30, 2026	43,956,811	$—	$5,868	$(466)	$1	$5,403	$25	$5,428

For the Nine Months Ended September 30, 2025

		Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Non-redeemable Noncontrolling Interest	Shareholders’ Equity
As of December 31, 2024	50,505,320	$1	$5,878	$(385)	$1	$5,495	$58	$5,553
Net income	—	—	384	—	—	384	21	405
Dividends ($1.02 per share)	—	—	(53)	—	—	(53)	—	(53)
Common shares repurchases	(4,295,854)	(1)	(371)	—	—	(372)	—	(372)
Share-based compensation	499,098	—	(2)	—	—	(2)	—	(2)
Other comprehensive income	—	—	—	206	—	206	—	206
As of September 30, 2025	46,708,564	$—	$5,836	$(179)	$1	$5,658	$79	$5,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (in millions)

	Nine Months Ended September 30,
	2026	2025
Net cash flows provided by (used in) operating activities	$322	$220
Cash flows from investing activities:
Fixed-maturity securities, available-for-sale:
Purchases	(1,061)	(1,226)
Sales	712	533
Maturities and paydowns	467	1,104
Short-term investments with original maturities of over three months:
Purchases	—	(3)
Sales	1	—
Maturities and paydowns	2	—
Net sales (purchases) of short-term investments with original maturities of less than three months	(41)	(103)
Sales of fixed-maturity securities, trading	42	8
Maturities and paydowns of fixed-maturity securities, trading	7	14
Paydowns of financial guaranty variable interest entities’ assets	14	16
Purchases of and contributions to other invested assets	(284)	(95)
Sales of and return of capital from other invested assets	107	39
Assured Life Reinsurance, Ltd. acquisition, net of cash acquired (see Note 2)	(145)	—
Other	(2)	(9)
Net cash flows provided by (used in) investing activities	(181)	278
Cash flows from financing activities:
Dividends paid	(53)	(53)
Repurchases of common shares	(130)	(369)
Net paydowns of financial guaranty variable interest entities’ liabilities	(12)	(13)
Payments related to tax withholding for share-based compensation	(21)	(34)
Other	2	2
Distributions to noncontrolling interest from consolidated investment vehicles	(97)	—
Net cash flows provided by (used in) financing activities	(311)	(467)
Effect of foreign exchange rate changes	(2)	5
Increase (decrease) in cash and cash equivalents and restricted cash	(172)	36
Cash and cash equivalents and restricted cash at beginning of period	419	128
Cash and cash equivalents and restricted cash at end of period	$247	$164

(continued on next page)

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited) - (Continued)

 (in millions)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of non-cash activities:
Receipt of fixed-maturity securities, available-for-sale	$—	$9

	As of
	September 30, 2026	September 30, 2025
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash	$227	$157
Cash and cash equivalents of financial guaranty variable interest entities	20	—
Cash and cash equivalents of consolidated investment vehicles	—	4
Restricted cash (included in other assets)	—	3
Cash and cash equivalents and restricted cash at the end of period	$247	$164

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
•Assured Guaranty UK Limited (AGUK), domiciled in the U.K.;
•Assured Guaranty (Europe) SA, domiciled in France;
•Assured Guaranty Re Ltd. (AG Re), domiciled in Bermuda, and its insurance subsidiary:
•Assured Guaranty Re Overseas Ltd. (AGRO), domiciled in Bermuda.

Annuity Reinsurance

On January 21, 2026 (the Acquisition Date), the Company purchased all of the outstanding share capital in Warwick Company (UK) Limited (Warwick), which was the 100% indirect owner of Assured Life Reinsurance Ltd. (Assured Life Re), formerly known as Warwick Re Limited. Assured Life Re is a Class E long-term (life) reinsurance company incorporated and registered in Bermuda. See Note 2. Assured Life Re Acquisition. Assured Life Re specializes in annuity reinsurance. As of the Acquisition Date, Assured Life Re had reinsured two blocks of business: U.K. bulk purchase annuities (pension risk transfers, PRT) denominated in pound sterling and U.S. multi-year guaranteed annuities (MYGA) denominated in U.S. dollars. PRT obligations are generally benefit‑driven cash flows that are long-dated, inflation-linked liabilities. MYGA typically provide for guaranteed crediting rates over a specified term and include contractual features such as surrender charges, market value adjustments and limited withdrawal provisions.

Asset Management

The Company participates in the asset management business primarily through its approximately 30% ownership interest in Sound Point Capital Management, LP (Sound Point, LP) and certain of its investment management affiliates (together with Sound Point, LP, Sound Point).

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

These unaudited interim condensed consolidated financial statements are as of September 30, 2026 and cover the three-month period ended September 30, 2026 (third quarter 2026), the three-month period ended September 30, 2025 (third quarter 2025), the nine-month period ended September 30, 2026 (nine months 2026) and the nine-month period ended September 30, 2025 (nine months 2025). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current period’s presentation.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
2.    Assured Life Re Acquisition

On the Acquisition Date, the Company purchased all of the outstanding share capital in Warwick, which was the 100% indirect owner of Assured Life Re, for a purchase price of $158 million, subject to certain post-closing adjustments (Assured Life Re Acquisition).

The Assured Life Re Acquisition was accounted for under the acquisition method of accounting, which requires that the assets and liabilities acquired be recorded at fair value. The most significant of these determinations related to the valuation of its insurance liabilities. See Note 7. Annuity Reinsurance.

The fair value of each block of business was measured using a discounted cash flow methodology based on assumptions that market participants would use in pricing the asset. The discount rate reflects the risk-free rate, an explicit risk margin, an adjustment for the Company’s non‑performance risk and, with respect to the PRT block of business, an illiquidity premium.

The comparison of the fair value of each of the PRT and MYGA blocks of business to their respective insurance liabilities and policyholder account balances resulted in a positive value of business acquired (VOBA) for the PRT block of business of $14 million, which is reported in “other assets” in the condensed consolidated balance sheets, and a negative VOBA for the MYGA block of business of $14 million, which is reported in “other liabilities” in the condensed consolidated balance sheets. The estimated weighted-average useful life is 10.3 years for the PRT block of business and 2.3 years for the MYGA block of business.

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

The following table shows the net effect of the Assured Life Re Acquisition on the Acquisition Date.

Net Effect of Assured Life Re Acquisition
(in millions)
Cash purchase price	$158

Assets purchased:
Investments	637
Cash	13
Funds withheld	287
Other assets	35
Total assets	972
Liabilities assumed:
Future policy benefits for annuity reinsurance contracts (including deferred profit liability)	504
Policyholder account balances for annuity reinsurance contracts	270
Other liabilities	34
Total liabilities	808
Net assets	164

Bargain purchase gain	$6

Revenue and net income (loss) related to Assured Life Re from the Acquisition Date through September 30, 2026 included in the condensed consolidated statements of operations were approximately $14 million and $(0.2) million for third quarter 2026 and $39 million and $1 million for nine months 2026, respectively. The Company incurred $7 million of transaction costs primarily consisting of legal and advisory fees related to the Assured Life Re Acquisition. Of this amount, $4

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
million was recognized as expenses in nine months 2026 and reported in “other operating expenses” in the condensed consolidated statements of operations.

Had the Assured Life Re Acquisition occurred on January 1, 2025, the Company’s unaudited pro forma revenue would be $214 million and $665 million for third quarter 2026 and nine months 2026, respectively, and $228 million and $845 million for third quarter 2025 and nine months 2025, respectively. The Company’s unaudited pro forma net income would be $81 million and $202 million for third quarter 2026 and nine months 2026, respectively, and $126 million and $394 million for third quarter 2025 and nine months 2025, respectively. The pro forma accounts include the estimated historical results of the Company and Assured Life Re and pro forma adjustments related to the differences in the accounting standards and policies between the Company and Assured Life Re, as well as the bargain purchase gain and acquisition-related expenses, together with the consequential tax effects. The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2025, nor is it indicative of the results of operations in future periods.

Statutory Information and Restrictions

Assured Life Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda’s Insurance Act 1978, amendments thereto and related regulations (collectively, the Insurance Act). Since December 31, 2016, the Bermuda Monetary Authority (the Authority) requires insurers to prepare statutory financial statements in accordance with the particular accounting principles adopted by the insurer (which, in the case of Assured Life Re, are GAAP), subject to certain adjustments. The adjustments relate to certain assets designated as “non-admitted assets” which are charged directly to statutory surplus rather than reflected as assets as they are under GAAP.

Under applicable law and regulations, Assured Life Re may declare and pay dividends during 2026, without prior approval of the Authority, in an aggregate amount equal to up to 25% of its total statutory capital and surplus as of the prior year end (or $41 million). Any such dividends would also be subject to the limitations that they may not exceed Assured Life Re’s then-current statutory surplus or its unencumbered assets. The Insurance Act also prohibits Assured Life Re from declaring or paying any dividends to any person other than a policyholder unless its approved actuary certifies that the proposed amount of the dividend would not exceed the excess of funds available to satisfy its long-term business obligations. As of September 30, 2026, Assured Life Re did not have a statutory surplus to pay dividends; its unencumbered assets were $31 million.

In addition, Assured Life Re may make capital distributions during 2026 of up to $31 million in the aggregate without prior approval of the Authority. Given Assured Life Re’s focus on capital intensive growth initiatives, it does not expect to declare or pay any dividends or to make any capital distributions during 2026.

3.    Segment Information

Prior to the three-month period ended March 31, 2026 (first quarter 2026), the Company disclosed two reportable segments: Insurance and Asset Management. As a result of the expansion of the Company’s business into annuity reinsurance, the chief operating decision maker (CODM) began assessing the results of operations of the Company’s annuity reinsurance business separately and therefore a new operating segment, Annuity Reinsurance, was added in first quarter 2026. In addition, the Insurance segment was renamed the Financial Guaranty segment starting in first quarter 2026, which includes insurance and reinsurance and also specialty insurance and reinsurance on transactions with risk profiles similar to those of the Company’s structured finance exposures written in financial guaranty form. The Company separately reports the results of its Corporate division and the effects of consolidating financial guaranty VIEs (FG VIEs) and consolidated investment vehicles (CIVs). This presentation is consistent with the manner in which the Chief Executive Officer and President, who serves as the CODM, reviews the business to assess performance and allocate resources. The CODM predominantly uses adjusted operating income to allocate resources for each segment in the annual budget and forecasting process and to assess the performance of each segment.

The Company analyzes the operating performance of each segment using adjusted operating income (loss) by segment. Results for each segment and division include specifically identifiable expenses as well as intersegment expense allocations, as applicable, based on time studies and other cost allocation methodologies based on headcount or other metrics. Segment adjusted operating income (loss) is defined as “net income (loss) attributable to AGL,” adjusted for the following items:

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Segment Information

	Third Quarter
	2026			2025
	Financial Guaranty	Annuity Reinsurance	Asset Management	Financial Guaranty	Asset Management
	(in millions)
Third-party revenues	$205	$16	$—	$204	$6
Intersegment revenues	2	—	—	2	2
Segment revenues (1)	207	16	—	206	8
Segment loss and loss adjustment expense (LAE) (benefit)	1	—	—	(31)	—
Segment benefit expense for annuity reinsurance contracts	—	10	—	—	—
Segment employee compensation and benefit expenses	43	3	—	44	—
Segment amortization of deferred acquisition costs (DAC)	3	—	—	6	—
Other segment items (2)	31	2	—	32	4
Segment expenses	78	15	—	51	4
Segment equity in earnings (losses) of investees	9	—	2	16	—
Less: Segment provision (benefit) for income taxes	23	—	—	26	1
Segment adjusted operating income (loss)	$115	$1	$2	$145	$3

Selected components of segment adjusted operating income:
Net investment income	$93	$10	$—	$94	$—
Non-cash compensation and operating expenses (3)	11	—	—	15	—

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

	Nine Months
	2026			2025
	Financial Guaranty	Annuity Reinsurance	Asset Management	Financial Guaranty (4)	Asset Management
	(in millions)
Third-party revenues	$582	$41	$94	$637	$24
Intersegment revenues	6	—	24	7	5
Segment revenues (1)	588	41	118	644	29
Segment loss and LAE (benefit)	23	—	—	(27)	—
Segment benefit expense for annuity reinsurance contracts	—	25	—	—	—
Segment employee compensation and benefit expenses	144	8	—	140	—
Segment amortization of DAC	13	—	—	16	—
Other segment items (2)	92	6	68	91	17
Segment expenses	272	39	68	220	17
Segment equity in earnings (losses) of investees	7	—	3	48	12
Less: Segment provision (benefit) for income taxes	21	(1)	11	83	5
Segment adjusted operating income (loss)	$302	$3	$42	$389	$19

Selected components of segment adjusted operating income:
Net investment income	$270	$26	$—	$269	$—
Non-cash compensation and operating expenses (3)	47	1	—	47	—
_____________________
(1)    Asset Management segment revenues consist of incentive fees, which are performance fees earned by the consolidated general partner of a fund managed by Sound Point.
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
(4)    Nine months 2025 results include the gain recognized in connection with the Lehman Brothers International (Europe) (in administration) (LBIE) litigation, which represents the full satisfaction of the judgment the Company was awarded and its claims for attorneys’ fees, expenses and interest.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The tables below present a reconciliation of significant components of segment information to the comparable consolidated amounts.

Reconciliation of Segment Information to Consolidated Information
Three Months Ended September 30, 2026

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interest
	(in millions)
Segments:
Financial Guaranty	$207	$78	$9	$23	$—	$115
Annuity Reinsurance	16	15	—	—	—	1
Asset Management	—	—	2	—	—	2
Total segments	223	93	11	23	—	118
Corporate division	2	35	1	(1)	—	(31)
Other	—	(1)	—	—	2	(1)
Subtotal	225	127	12	22	2	86
Reconciling items:
Realized gains (losses) on investments	(11)	—	—	—	—	(11)
Non-credit impairment-related fair value gains (losses) on credit derivatives	—	—	—	—	—	—
Fair value gains (losses) of freestanding derivatives in the Annuity Reinsurance segment	6	—	—	—	—	6
Realized and unrealized fair value gains (losses) of the embedded derivative in funds withheld	(3)	—	—	—	—	(3)
Fair value gains (losses) on CCS	(2)	—	—	—	—	(2)
Foreign exchange gains (losses) on remeasurement of certain assets and liabilities	(1)	—	—	—	—	(1)
Tax effect	—	—	—	(3)	—	3
Consolidated	$214	$127	$12	$19	$2	$78

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
Three Months Ended September 30, 2025

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interest
	(in millions)
Segments:
Financial Guaranty	$206	$51	$16	$26	$—	$145
Asset Management	8	4	—	1	—	3
Total segments	214	55	16	27	—	148
Corporate division	3	38	9	(2)	—	(24)
Other	13	(1)	(5)	—	9	—
Subtotal	230	92	20	25	9	124
Reconciling items:
Realized gains (losses) on investments	(10)	—	—	—	—	(10)
Non-credit impairment-related fair value gains (losses) on credit derivatives	1	—	—	—	—	1
Fair value gains (losses) on CCS	8	—	—	—	—	8
Foreign exchange gains (losses) on remeasurement of certain assets and liabilities	(22)	—	—	—	—	(22)
Tax effect	—	—	—	(4)	—	4
Consolidated	$207	$92	$20	$21	$9	$105

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
Nine Months Ended September 30, 2026

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interest
	(in millions)
Segments:
Financial Guaranty	$588	$272	$7	$21	$—	$302
Annuity Reinsurance	41	39	—	(1)	—	3
Asset Management	118	68	3	11	—	42
Total segments	747	379	10	31	—	347
Corporate division	13	116	24	(5)	—	(74)
Other	(26)	(6)	(2)	(5)	—	(17)
Subtotal	734	489	32	21	—	256
Reconciling items:
Realized gains (losses) on investments	(36)	—	—	—	—	(36)
Non-credit impairment-related fair value gains (losses) on credit derivatives	(3)	—	—	—	—	(3)
Fair value gains (losses) of freestanding derivatives in the Annuity Reinsurance segment	3	—	—	—	—	3
Realized and unrealized fair value gains (losses) of the embedded derivative in funds withheld	(5)	—	—	—	—	(5)
Fair value gains (losses) on CCS	(3)	—	—	—	—	(3)
Foreign exchange gains (losses) on remeasurement of certain assets and liabilities	(20)	—	—	—	—	(20)
Tax effect	—	—	—	(13)	—	13
Consolidated	$670	$489	$32	$8	$—	$205

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
Nine Months Ended September 30, 2025

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interest
	(in millions)
Segments:
Financial Guaranty	$644	$220	$48	$83	$—	$389
Asset Management	29	17	12	5	—	19
Total segments	673	237	60	88	—	408
Corporate division	11	117	28	(5)	—	(73)
Other	29	(5)	(12)	—	21	1
Subtotal	713	349	76	83	21	336
Reconciling items:
Realized gains (losses) on investments	(32)	—	—	—	—	(32)
Non-credit impairment-related fair value gains (losses) on credit derivatives	61	63	—	—	—	(2)
Fair value gains (losses) on CCS	9	—	—	—	—	9
Foreign exchange gains (losses) on remeasurement of certain assets and liabilities	82	—	—	—	—	82
Tax effect	—	—	—	9	—	(9)
Consolidated	$833	$412	$76	$92	$21	$384

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

The Company assigns each BIG exposure to one of the three BIG surveillance categories below, which generally represent the following:

•BIG 1: Below-investment-grade exposures for which the aggregate probability weighting of scenarios with future losses is less than 50%, regardless of whether the Company has or has not paid a liquidity claim.
•BIG 2: Below-investment-grade exposures for which the aggregate probability weighting of scenarios with future losses is 50% or more, but for which no claims (other than liquidity claims) have yet been paid.
•BIG 3: Below-investment-grade exposures for which the aggregate probability weighting of scenarios with future losses is 50% or more, and for which claims, other than liquidity claims, have been paid.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
to the reporting date. Non-U.S. dollar denominated par outstanding is translated at the spot rate at the end of the reporting period.

The Company has, from time to time, purchased securities that it has insured, and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). Amounts attributable to Loss Mitigation Securities are excluded from par and debt service outstanding and are instead reported as Loss Mitigation Securities in the investment portfolio. The Company manages such securities as investments and not insurance exposure. As of both September 30, 2026 and December 31, 2025, the Company excluded net par outstanding of $0.8 billion attributable to Loss Mitigation Securities.

Gross debt service outstanding represents the sum of all estimated future debt service payments on the insured obligations on an undiscounted basis. Net debt service outstanding equals gross debt service outstanding net of any reinsurance. Future debt service payments include the estimated impact of any CPI inflator after the reporting date, as well as, in the case of accreting (zero-coupon) obligations, accretion after the reporting date.

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

Financial Guaranty Portfolio
Debt Service and Par Outstanding

	As of September 30, 2026		As of December 31, 2025
	Gross	Net	Gross	Net
	(in billions)
Debt Service
Public finance	$435.9	$435.8	$428.5	$428.4
Structured finance	14.4	13.9	12.9	12.4
Total financial guaranty	$450.3	$449.7	$441.4	$440.8

Par Outstanding
Public finance	$268.1	$268.0	$265.6	$265.6
Structured finance	13.6	13.1	12.0	11.5
Total financial guaranty	$281.7	$281.1	$277.6	$277.1

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio by Internal Rating
As of September 30, 2026

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S.		Structured Finance Non-U.S.		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in billions)
AAA	$0.1	—%	$1.2	2.5%	$0.4	4.4%	$0.3	7.1%	$2.0	0.7%
AA	19.9	9.1	1.4	2.9	6.0	69.2	1.1	24.7	28.4	10.1
A	127.4	58.0	11.2	23.2	1.2	13.7	2.9	66.9	142.7	50.8
BBB	69.1	31.5	30.5	63.1	0.3	3.5	0.1	1.3	100.0	35.5
BIG	3.2	1.4	4.0	8.3	0.8	9.2	—	—	8.0	2.9
Total net par outstanding	$219.7	100.0%	$48.3	100.0%	$8.7	100.0%	$4.4	100.0%	$281.1	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2025

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S.		Structured Finance Non-U.S.		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in billions)
AAA	$—	—%	$1.8	3.5%	$0.5	5.8%	$0.5	12.6%	$2.8	1.0%
AA	18.2	8.5	1.5	2.9	5.2	66.4	0.1	3.5	25.0	9.0
A	122.8	57.1	13.5	26.7	0.7	8.9	3.0	83.7	140.0	50.5
BBB	70.5	32.8	29.4	58.1	0.6	8.2	—	0.2	100.5	36.3
BIG	3.5	1.6	4.4	8.8	0.9	10.7	—	—	8.8	3.2
Total net par outstanding	$215.0	100.0%	$50.6	100.0%	$7.9	100.0%	$3.6	100.0%	$277.1	100.0%

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of September 30, 2026

	BIG Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in billions)
Public finance:
U.S. public finance	$2.29	$0.46	$0.48	$3.23
Non-U.S. public finance	0.68	3.32	—	4.00
Public finance	2.97	3.78	0.48	7.23
Structured finance:
U.S. RMBS	0.17	0.03	0.53	0.73
Other structured finance	—	0.01	0.05	0.06
Structured finance	0.17	0.04	0.58	0.79
Total	$3.14	$3.82	$1.06	$8.02

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2025

	BIG Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in billions)
Public finance:
U.S. public finance	$2.48	$0.42	$0.58	$3.48
Non-U.S. public finance	1.09	3.35	—	4.44
Public finance	3.57	3.77	0.58	7.92
Structured finance:
U.S. RMBS	0.17	0.03	0.57	0.77
Other structured finance	—	0.01	0.06	0.07
Structured finance	0.17	0.04	0.63	0.84
Total	$3.74	$3.81	$1.21	$8.76

Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of September 30, 2026

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in billions)
BIG 1	$3.11	$0.03	$3.14	80	3	83
BIG 2	3.82	—	3.82	14	1	15
BIG 3	1.06	—	1.06	92	3	95
Total BIG	$7.99	$0.03	$8.02	186	7	193

 Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of December 31, 2025

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in billions)
BIG 1	$3.71	$0.03	$3.74	87	3	90
BIG 2	3.81	—	3.81	13	1	14
BIG 3	1.21	—	1.21	95	3	98
Total BIG	$8.73	$0.03	$8.76	195	7	202
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

Specialty Business

	As of September 30, 2026		As of December 31, 2025
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in billions)
Diversified real estate (1)	$1.9	$1.9	$2.0	$2.0
Insurance reserve financings and securitizations	1.6	1.3	1.5	1.2
Pooled corporate obligations	0.9	0.9	0.9	0.9
Aircraft residual value insurance (RVI)	0.2	0.1	0.2	0.1
____________________
(1)    An excess-of-loss guaranty of a minimum amount of billed rent on a diversified portfolio of real estate properties with an internal rating of AAA that matures in 2044. This guaranty is accounted for in accordance with ASC 460, Guarantees.

All of the exposures in the table above were rated investment grade except for $5 million of gross and net exposure of RVI that was rated BIG as of December 31, 2025.

Commitments

In addition to the exposures disclosed above, the Company had outstanding commitments to provide financial guaranties of $1.8 billion of public finance gross par and $2.9 billion of structured finance gross par as of September 30, 2026. These commitments are contingent on the satisfaction of specified conditions and may expire unused or be cancelled at the request of the respective counterparty. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

5.    Expected Loss to be Paid (Recovered)

In order to effectively evaluate and manage the economics and liquidity of the entire insured portfolio regardless of contractual form written (i.e., credit derivative form or traditional financial guaranty insurance) or the applicable accounting model, management assigns ratings and calculates expected loss to be paid (recovered), on a contract-by-contract basis, in the same manner for all its insured exposures regardless of form or differing accounting models. The exposure reported in Note 4. Outstanding Exposure includes policies accounted for under various accounting models depending on the characteristics of the contract and the Company’s control rights. The three primary models are: (i) financial guaranty insurance, as described in Note 6. Contracts Accounted for as Financial Guaranty Insurance; (ii) credit derivatives, as described in Note 8. Derivatives and Note 11. Fair Value Measurement; and (iii) FG VIE consolidation, as described in Note 10. Variable Interest Entities. The Company has paid claims and may pay future claims and/or recover past claims on policies which fall under each of these accounting models. This note provides information regarding expected loss to be paid (recovered) regardless of the accounting method.

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

The Company removes any expected loss to be paid (recovered) associated with Loss Mitigation Securities. For Loss Mitigation Securities, the difference between the purchase price of the insured obligation and the fair value excluding the value

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
of the Company’s insurance (on the date of acquisition) is treated as a paid loss. See Note 9. Investments and Note 11. Fair Value Measurement.

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

Changes in the Company’s loss estimates for structured finance transactions can be influenced by the performance of the assets supporting those transactions, macroeconomic factors and specific actions taken to mitigate losses. For example, changes over a reporting period in the Company’s loss estimates for its RMBS transactions may be influenced by factors such as the level, timing and severity of loan defaults experienced, changes in housing prices, discount rates, prepayments and the results of the Company’s loss mitigation activities. In recent years, expected losses to be paid (recovered) for U.S. RMBS have also been affected by changes in the amount of recoveries on first lien deferred principal balances and second lien charged-off loans.

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

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Third Quarter		Nine Months
Accounting Model	September 30, 2026	December 31, 2025	2026	2025	2026	2025
	(in millions)
Financial guaranty insurance (see Note 6)	$101	$88	$(25)	$(35)	$67	$51
FG VIEs (see Note 10)	12	13	(2)	(4)	(2)	(5)
Credit derivatives (see Note 8)	—	—	—	1	—	(63)
Total	$113	$101	$(27)	$(38)	$65	$(17)

The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts, which are accounted for under one of the following accounting models: financial guaranty insurance, credit derivative or FG VIE. The Company used risk-free rates for U.S. and non-U.S. currencies that ranged from 2.44% to 6.07% with a weighted average of 5.00% as of September 30, 2026 and 1.93% to 5.35% with a weighted average of 3.92% as of December 31, 2025.

Net Expected Loss to be Paid (Recovered)
Roll Forward

	Third Quarter		Nine Months
	2026	2025	2026	2025
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$192	$186	$101	$106
Economic loss development (benefit) due to:
Accretion of discount	2	2	6	5
Changes in discount rates	16	—	10	6
Changes in timing and assumptions	(45)	(40)	49	(28)
Total economic loss development (benefit) (1)	(27)	(38)	65	(17)
Net (paid) recovered losses (1)	(52)	(44)	(53)	15
Net expected loss to be paid (recovered), end of period	$113	$104	$113	$104
____________________
(1)    Nine months 2025 amounts include recoveries recognized in connection with the resolution of the LBIE litigation.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Third Quarter 2026
Sector	Net Expected Loss to be Paid (Recovered) as of June 30, 2026	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2026
	(in millions)
Public finance:
U.S. public finance	$42	$(20)	$(63)	$(41)
Non-U.S. public finance	132	(3)	3	132
Public finance	174	(23)	(60)	91
Structured finance:
U.S. RMBS	(40)	(4)	8	(36)
Other structured finance	58	—	—	58
Structured finance	18	(4)	8	22
Total	$192	$(27)	$(52)	$113

	Third Quarter 2025
Sector	Net Expected Loss to be Paid (Recovered) as of June 30, 2025	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2025
	(in millions)
Public finance:
U.S. public finance	$53	$(2)	$(81)	$(30)
Non-U.S. public finance	139	(6)	—	133
Public finance	192	(8)	(81)	103
Structured finance:
U.S. RMBS	(35)	(31)	7	(59)
Other structured finance	29	1	30	60
Structured finance	(6)	(30)	37	1
Total	$186	$(38)	$(44)	$104

	Nine Months 2026
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2025	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2026
	(in millions)
Public finance:
U.S. public finance	$(31)	$69	$(79)	$(41)
Non-U.S. public finance	126	3	3	132
Public finance	95	72	(76)	91
Structured finance:
U.S. RMBS	(54)	(7)	25	(36)
Other structured finance	60	—	(2)	58
Structured finance	6	(7)	23	22
Total	$101	$65	$(53)	$113

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

	Nine Months 2025
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2024	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2025
	(in millions)
Public finance:
U.S. public finance	$18	$51	$(99)	$(30)
Non-U.S. public finance	98	36	(1)	133
Public finance	116	87	(100)	103
Structured finance:
U.S. RMBS	(43)	(40)	24	(59)
Other structured finance (2)	33	(64)	91	60
Structured finance	(10)	(104)	115	1
Total	$106	$(17)	$15	$104
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

The tables above include (i) net LAE paid (recovered) of $4 million, $5 million, $8 million and $(51) million for third quarter 2026, third quarter 2025, nine months 2026 and nine months 2025, respectively, and (ii) net expected LAE to be paid of $7 million and $8 million as of September 30, 2026 and December 31, 2025, respectively.

Public Finance

The largest components of the public finance net expected losses to be paid (recovered) relate to certain insured U.S. transportation, global healthcare and U.K. regulated utility exposures, as well as to Puerto Rico Electric Power Authority (PREPA). The total net expected loss to be paid for public finance exposures is net of expected recoveries of $321 million and $311 million as of September 30, 2026 and December 31, 2025, respectively, for certain claims and LAE that have already been paid. In third quarter 2026, the economic benefit for public finance transactions was primarily attributable to Brightline Trains Florida LLC (Brightline). In nine months 2026, the economic loss development for public finance transactions was primarily attributable to Brightline and PREPA, partially offset by improvements in certain healthcare exposures.

Thames Water Utilities Finance PLC

As of September 30, 2026, the Company had £1.8 billion (or $2.4 billion) of net par outstanding of Thames Water Utilities Finance PLC (Thames), a BIG rated U.K. regulated utility. The Company, as part of the Thames senior Class A creditor group, continues to engage the Water Services Regulation Authority (the governmental body responsible for the economic regulation of the privatized water and sewage industry in England and Wales, or Ofwat), His Majesty’s Treasury and other departments of the U.K. Government in restructuring negotiations, and is taking other actions to work out this insured credit. The first scheduled principal payment that comes due under the Company’s Thames exposure is in 2037. The Company is actively working to mitigate losses and reduce risk. Although uncertainty remains, the Thames creditors and Ofwat are engaged in discussions regarding a comprehensive settlement to restructure and recapitalize Thames.

U.S. Transportation

As of September 30, 2026, the Company had insured BIG net par of $1.1 billion related to Brightline, supporting the development and operation of a private high speed passenger rail system connecting Miami, Orlando and population centers in between. The Company insures 51% of Brightline’s senior revenue bonds, which are secured by a senior lien on Brightline’s assets, and, therefore, holds the majority voting position with respect to such bonds. On March 5, 2026, S&P lowered the debt rating of Brightline to ‘CCC-/Negative’ and then subsequently withdrew the rating at Brightline’s request. Brightline’s revenues have been insufficient to pay debt service on the senior bonds, which has been funded from a debt service reserve fund that was

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
depleted following the July 1, 2026 interest payment. The Company’s exposure benefits from a continuing senior lien on the assets of Brightline.

On September 24, 2026, certain of Brightline’s affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Brightline is not a debtor in the Chapter 11 proceedings, and the filings do not alter its payment obligations on the insured senior bonds. Under a restructuring support agreement (RSA) that is subject to certain conditions, Brightline is to receive $490 million of new capital upon its affiliates' exit from Chapter 11. That amount consists of $350 million of new junior debt and $140 million of additional senior debt. The $140 million of additional senior debt, of which the Company has committed to provide $70 million, ranks pari passu with the insured senior bonds. The RSA also provides for $258 million of post-petition funding to Brightline during the pendency of the Chapter 11 proceedings, ranking pari passu with Brightline’s existing senior debt, of which the Company has agreed to provide up to $122 million, and is to be repaid upon exit of the debtors from Chapter 11. The Company understands that Brightline intends to offer holders of its senior bonds the option of a limited deferral of scheduled interest payments in exchange for a fee and certain holders have committed to provide such a deferral. For insured holders electing the deferral, the Company will guarantee payment of the deferred interest when due; for insured holders not electing the deferral, the Company will continue to guarantee timely payment of interest as originally scheduled. As of November 5, 2026, the Company had not paid any claims in respect of its Brightline exposure.

European Renewable Energy and U.K. Student Accommodation Transactions

As of September 30, 2026, the Company had insured net par of €504 million (or $571 million) related to BIG European renewable energy transactions that are experiencing operational strain, and £290 million (or $385 million) in BIG U.K. student accommodation transactions that are experiencing weak occupancy rates and financial strain.

U.K. Healthcare

The Company has guaranteed project financings involving certain National Health Service (NHS) Trusts and NHS Foundation Trusts. As of September 30, 2026, the Company had £484 million (or $643 million) of BIG net par outstanding related to NHS Trusts. Proceeds from the financings funded new and refurbished hospital buildings and facilities in the service area of the particular NHS Trust. Certain bond issuers and the Company are involved in negotiations (including in some cases triggered by contract disputes) with the relevant NHS Trusts regarding various matters including the condition of the hospital facilities and service standards. The Company takes into account the nature and severity of any disputes in its internal ratings.

U.S. Healthcare

Certain BIG healthcare exposures continue to experience rising or elevated labor costs due to competition for labor and shortages in certain markets. Additionally, ongoing inflationary pressures have increased the cost of medical supplies, medical equipment and pharmacy products, while U.S. hospitals with large Medicaid and Medicare payor mixes have not seen reimbursement levels keep pace with rising costs. The end of Affordable Care Act health insurance premium subsidies has also resulted in a higher uninsured population and related shift in hospitals’ payor mix from insured to self-pay patients. Future Medicaid reimbursements may also be further impacted by cuts to supplemental funding that took effect on October 1, 2026 and by other provisions that are scheduled to take effect in 2027. The combined revenue and expense challenges have led to cash flow and liquidity stress for certain hospitals that is likely to persist.

Puerto Rico

All of the Company’s exposure to the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and its various authorities and public corporations is rated BIG. The Company’s Puerto Rico net par and net debt service outstanding as of September 30, 2026 were $412 million and $479 million, respectively, compared with net par and net debt service outstanding as of December 31, 2025 of $553 million and $643 million, respectively.

Defaulting Puerto Rico Exposure

As of September 30, 2026, the Company’s only unresolved outstanding insured Puerto Rico exposure subject to a payment default was PREPA. As of September 30, 2026, the Company’s PREPA net par and net debt service outstanding were $358 million and $412 million, respectively. As of December 31, 2025, the Company’s PREPA net par and net debt service outstanding were $464 million and $537 million, respectively. The PREPA bonds are secured by a lien on the electric system’s stream of net revenues. The default of PREPA’s obligations has been the subject of restructuring negotiations, mediation and

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
litigation since 2014.

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

Bondholders’ Administrative Expense Claim. The Federal District Court of Puerto Rico permitted bondholders to file a motion asserting that they are entitled to compensation in the form of an administrative expense priority claim for PREPA’s consumption of net revenues during the pendency of the Title III Proceeding. The bondholders filed their administrative expense motion in April 2025. If the bondholders ultimately succeed in establishing an entitlement to an administrative expense priority claim, PREPA would be required under the U.S. Bankruptcy Code to pay such claim in full in cash prior to exiting bankruptcy. On March 16, 2026, the Federal District Court of Puerto Rico denied the bondholders’ administrative expense claim motion purely on legal grounds. The bondholders appealed the decision to the U.S. Court of Appeals for the First Circuit (First Circuit), which heard oral argument on September 15, 2026. A decision is expected in the fourth quarter of 2026.

Equitable Accounting Counterclaim. On March 30, 2026, the Company and certain other bondholders sought relief from the Federal District Court of Puerto Rico’s litigation stay with respect to their counterclaim for an equitable accounting cause of action to recover net revenues that had been wrongfully diverted from debt service since the beginning of the Title III Proceeding. On April 13, 2026, the Federal District Court of Puerto Rico issued an order indicating it was inclined to lift the litigation stay to permit the bondholders to pursue such counterclaim. At the request of the Federal District Court of Puerto Rico, the parties submitted a report and discovery plan on April 18, 2026, which included competing proposals and schedules for litigating the counterclaim, including the scope and timing of relevant discovery. At the July 2026 Omnibus Hearing, the Federal District Court of Puerto Rico flagged a number of key legal issues to be resolved during the summary judgment phase of the equitable accounting counterclaim litigation. Cross-motions for summary judgment regarding the accounting counterclaim were filed in September 2026, with briefing continuing through early November 2026 and oral argument, if needed by the Federal District Court of Puerto Rico, expected in November 2026.

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

The litigation was subsequently stayed pending the U.S. Supreme Court’s decision in Trump v. Cook, a case involving the President’s authority to remove a member of the Board of Governors of the Federal Reserve System. On June 29, 2026, the U.S. Supreme Court issued its decision in Trump v. Cook. The U.S. Supreme Court concluded that the attempted removal of a

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Federal Reserve Board member was ineffective because required pre-removal procedures were not followed. This decision may have implications for the claims asserted by the former FOMB members regarding the procedural requirements applicable to their removals. The ultimate impact of the U.S. Supreme Court’s Trump v. Cook decision on the composition of the FOMB remains uncertain as the U.S. administration may seek to remove FOMB members following procedures in accordance with the Trump v. Cook decision.

Mediation and Stayed Proceedings

On July 10, 2024, following the First Circuit’s determinations that bondholders have a claim against PREPA for the full principal amount of the bonds plus matured interest and that the claim is secured by PREPA’s net revenues, including future net revenues, the Federal District Court of Puerto Rico ordered the FOMB and bondholders to resume mediation and instituted a stay of all PREPA litigation, subsequently extending mediation and the litigation stay several times. The Federal District Court of Puerto Rico most recently extended the mediation through April 30, 2027, and the litigation stay indefinitely.

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

Non-Defaulting Puerto Rico Exposures

As of September 30, 2026 and December 31, 2025, the Company had $41 million and $76 million, respectively, of remaining non-defaulting Puerto Rico net par outstanding related primarily to the Puerto Rico Municipal Finance Agency (MFA). The Company’s MFA exposures are secured by a lien on local tax revenues and remain current on debt service payments.

U.S. RMBS Loss Projections

The Company projects losses (and recoveries) on its insured U.S. RMBS on a transaction-by-transaction basis by projecting the future cash flow of the underlying collateral pool of mortgages over time. The Company then uses individual models for each transaction to project the Company’s future claims and claim reimbursements based upon these collateral cash flow projections, the payment priorities among the transaction liabilities and assumptions about future market conditions. The resulting projected claim payments or reimbursements are then discounted using risk-free rates. The Company runs several sets of assumptions regarding mortgage collateral performance, or scenarios, which are probability weighted.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
of net proceeds from the disposal of the underlying property, and (iv) recovery assumptions to reflect observed trends in recoveries of principal balances of modified loans that had been previously written off.

In recent years, the two primary drivers of changes in expected loss have been the projected and actual recoveries on previously written-off or deferred loan balances and changes in discount rates.

Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
U.S. RMBS

	Net Expected Loss to be Paid (Recovered)						Economic Loss Development (Benefit)
	September 30,			December 31,			Third Quarter		Nine Months
	2026			2025			2026	2025	2026	2025
	(dollars in millions)
First lien U.S. RMBS	$89			$90			$(3)	$(2)	$(3)	$(4)
Second lien U.S. RMBS	(125)			(144)			(1)	(29)	(4)	(36)
Total U.S. RMBS	$(36)			$(54)			$(4)	$(31)	$(7)	$(40)

Impact of changes in discount rates							$(3)	$1	$(3)	$—

Range of discount rates	3.90%	-	5.74%	3.45%	-	4.97%
Weighted average discount rate	4.94%			3.84%

First lien U.S. RMBS weighted average future recovery for deferred principal balances	50.0%			50.0%
Second lien U.S. RMBS weighted average future recoveries on charged-off loans	60.0%			60.0%

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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
In the Company’s most stressful scenario, assuming 40% recoveries on charged-off loans would decrease the expected recovery by approximately $43 million for HELOC transactions. On the other hand, in the Company’s least stressful scenario, assuming 80% recoveries on charged-off loans would increase the expected recovery by approximately $43 million for HELOC transactions.

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

6.    Contracts Accounted for as Financial Guaranty Insurance

The portfolio of outstanding exposures discussed in Note 4. Outstanding Exposure and Note 5. Expected Loss to be Paid (Recovered) includes contracts that are accounted for as financial guaranty insurance contracts, credit derivatives and consolidated FG VIEs. Amounts presented in this note relate only to contracts accounted for as financial guaranty insurance, unless otherwise specified. See Note 8. Derivatives for amounts related to CDS and Note 10. Variable Interest Entities for amounts related to consolidated FG VIEs.

Premiums

Net Earned Premiums

	Third Quarter		Nine Months
	2026	2025	2026	2025
	(in millions)
Financial guaranty insurance:
Scheduled net earned premiums	$80	$77	$236	$228
Accelerations from refundings, terminations and modifications	18	5	23	14
Accretion of discount on net premiums receivable	12	10	32	28
Financial guaranty insurance net earned premiums	110	92	291	270
Specialty net earned premiums	2	2	5	4
Net earned premiums	$112	$94	$296	$274

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Gross Premium Receivable,
Net of Commissions Payable on Assumed Business and Allowance for Credit Losses
Roll Forward

	Nine Months
	2026	2025
	(in millions)
Beginning of year	$1,572	$1,551
Less: Specialty insurance premium receivable	2	1
Financial guaranty insurance premiums receivable	1,570	1,550
New business and supplemental premiums, net of commissions	275	214
Gross premiums received, net of commissions	(299)	(265)
Adjustments:
Changes in the expected term and debt service assumptions	(2)	(23)
Accretion of discount, net of commissions on assumed business	22	26
Foreign exchange gain (loss) on remeasurement	(23)	81
Change in allowance for credit losses	(3)	(1)
Financial guaranty insurance premium receivable	1,540	1,582
Specialty insurance premium receivable	2	1
As of September 30,	$1,542	$1,583

Approximately 65% and 68% of gross premiums receivable, net of commissions payable, as of September 30, 2026 and December 31, 2025, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Insurance
Expected Future Premium Collections and Earnings

	As of September 30, 2026
		Future Net Premiums to be Earned (2)
	Future Premiums to be Collected (1)	Earnings of Deferred Premium Revenue	Accretion of Discount	Total
	(in millions)
2026 (October 1 - December 31)	$68	$81	$11	$92
2027	164	303	40	343
2028	133	280	38	318
2029	117	257	35	292
2030	105	239	34	273
2031-2035	436	937	144	1,081
2036-2040	354	611	106	717
2041-2045	273	409	72	481
2046-2050	208	266	42	308
2051-2055	123	133	20	153
After 2055	126	103	17	120
Total	$2,107	$3,619	$559	$4,178
____________________
(1)    Net of assumed commissions payable. The future premiums to be collected are not adjusted for the allowance for credit losses.
(2)    Net of reinsurance.

Selected Information for Financial Guaranty Insurance Policies with Premiums Paid in Installments

	As of
	September 30, 2026	December 31, 2025
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,540	$1,570
Deferred premium revenue	$1,815	$1,831
Weighted-average risk-free rate used to discount premiums	3.0%	2.7%
Weighted-average period of premiums receivable (in years)	12.1	11.7

Financial Guaranty Insurance Contracts’ Losses Reported in the Condensed Consolidated Financial Statements

Loss and LAE reserve and salvage and subrogation recoverable for financial guaranty insurance obligations are discounted at risk-free rates that ranged from 2.44% to 6.07% with a weighted average of 4.99% as of September 30, 2026 and 1.93% to 5.35% with a weighted average of 3.93% as of December 31, 2025.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following table provides information on net reserve (salvage), which includes loss and LAE reserve and salvage and subrogation recoverable, both net of reinsurance.

Net Reserve (Salvage) by Sector

	As of
Sector	September 30, 2026	December 31, 2025
	(in millions)
Public finance:
U.S. public finance	$(137)	$(66)
Non-U.S. public finance	33	18
Public finance	(104)	(48)
Structured finance:
U.S. RMBS	(125)	(150)
Other structured finance	58	59
Structured finance	(67)	(91)
Total	$(171)	$(139)

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

Reconciliation of Net Expected Loss to be Paid (Recovered) to Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2026
(in millions)
Net expected loss to be paid (recovered) - Financial guaranty insurance	$101
Contra-paid, net	22
Salvage and subrogation recoverable, net	450
Loss and LAE reserve - Financial guaranty insurance contracts, net of reinsurance	(279)
Net expected loss to be expensed (present value)	$294

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2026
(in millions)
2026 (October 1 - December 31)	$3
2027	15
2028	18
2029	17
2030	17
2031-2035	83
2036-2040	50
2041-2045	38
2046-2050	34
2051-2055	16
After 2055	3
Net expected loss to be expensed (present value)	294
Future expected accretion	(8)
Total expected future loss and LAE	$286

The following table presents the loss and LAE (benefit) reported in the condensed consolidated statements of operations by sector for financial guaranty insurance contracts.

Loss and LAE (Benefit) by Sector

	Third Quarter		Nine Months
Sector	2026	2025	2026	2025
	(in millions)
Public finance:
U.S. public finance	$—	$(5)	$9	$46
Non-U.S. public finance	1	(2)	12	18
Public finance	1	(7)	21	64
Structured finance:
U.S. RMBS	—	(25)	1	(25)
Other structured finance	1	2	1	(1)
Structured finance	1	(23)	2	(26)
Loss and LAE (benefit)	$2	$(30)	$23	$38

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of September 30, 2026

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in billions)
Number of risks (1)	80	14	92	186	186
Remaining weighted-average period (in years)	14.9	23.4	5.5	19.0	19.1

Outstanding exposure:
Par	$3.12	$3.82	$1.06	$8.00	$7.99
Interest	2.34	4.81	0.28	7.43	7.43
Total (2)	$5.46	$8.63	$1.34	$15.43	$15.42

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(in millions)
Expected cash outflows (inflows)	$906	$1,146	$1,101	$3,153	$3,147
Potential recoveries (3)	(1,165)	(868)	(1,031)	(3,064)	(3,054)
Subtotal	(259)	278	70	89	93
Discount	119	(94)	(17)	8	8
Expected losses to be paid (recovered)	$(140)	$184	$53	$97	$101

Deferred premium revenue	$147	$157	$93	$397	$397
Reserves (salvage)	$(226)	$74	$(22)	$(174)	$(171)

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

7.    Annuity Reinsurance

Accounting Policies

As of September 30, 2026, the Company’s annuity reinsurance agreements consist of two contracts, a PRT contract and a MYGA contract, acquired as part of the Assured Life Re Acquisition that are both accounted for under ASC 944, Financial Services – Insurance. The PRT block of business is accounted for as a long-duration limited-payment insurance contract and the MYGA block of business is accounted for as an investment-type contract.

PRT

On the Acquisition Date, the Company recorded (i) the invested assets and derivatives supporting the PRT block of business at fair value and designated the invested assets as available-for-sale (see Note 8. Derivatives and Note 9. Investments for additional information); (ii) a liability for future policy benefits (LFPB) and a deferred profit liability (DPL) that are reported together in the condensed consolidated balance sheets in the line item “future policy benefits for annuity reinsurance contracts;” and (iii) a VOBA asset representing the difference between the fair value of the PRT obligation and the sum of the insurance liabilities described in (ii) above.

Gross premiums are recognized as revenue when due from policyholders. As PRT agreements are single-premium reinsurance contracts, the premium on the PRT contract was collected prior to the Acquisition Date, and no future premiums are due. The LFPB is calculated using the net premium ratio approach and represents the present value of estimated future benefits

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
and related expenses less the present value of estimated future net premiums for the PRT block of business. The significant assumptions used in the measurement of these insurance liabilities include longevity, investment returns, inflation, discount rate and other factors. Each reporting period, the LFPB is updated to reflect actual experience to date. Changes to the LFPB to reflect actual experience, along with actual claims paid, are reported in “benefit expense for annuity reinsurance contracts” in the condensed consolidated statement of operations.

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

The discount rate used to measure the LFPB is based on the yield of upper-medium grade (low-credit-risk) fixed-income instruments which is interpreted as a single-A corporate yield, constructed from the U.K. gilt curve plus an observed credit spread. The discount rate used to recognize interest accretion on the LFPB is locked-in at the initial measurement of the reinsurance contract (the locked-in discount rate). Each reporting period thereafter, the LFPB is remeasured using the current discount rate. The difference between the LFPB calculated using the current discount rate and the LFPB calculated using the locked-in discount rate is recorded in “other comprehensive income (loss)” (OCI).

MYGA

On the Acquisition Date, the Company recorded (i) funds withheld at fair value; (ii) a liability representing the account value of the assumed MYGA block of business (i.e., the policyholder account balances); (iii) a VOBA liability representing the excess of fair value of the MYGA obligation over the account value; and (iv) other payables representing pending settlement amounts due to the ceding company.

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

Funds withheld represents a receivable for assets contractually withheld and legally owned by the ceding company. Funds withheld contain an embedded derivative related to the Company’s right to receive the total return on the assets supporting the funds withheld coinsurance arrangement which is measured at the fair value of the underlying assets in the condensed consolidated balance sheets. The fair value of this embedded derivative is based on the fair value of the underlying assets with the change in fair value reported as a component of “fair value gains (losses) on derivatives” in the condensed consolidated statements of operations. See Note 8. Derivatives.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Future Policy Benefits for Annuity Reinsurance Contracts

As of September 30, 2026
(in millions)
LFPB (1)	$431
DPL	28
Future policy benefits for annuity reinsurance contracts	$459
____________________
(1)    See the roll forward of LFPB table below for further information.

Roll Forward of LFPB

Nine Months
2026
(dollars in millions)
Present value of expected future policy benefits
Assured Life Re Acquisition, January 21, 2026	$470
Effect of changes in cash flow assumptions	4
Effect of actual variances from expected experience	1
Adjusted balance as of January 21, 2026	475
Interest accrual	14
Benefit payments	(18)
Foreign exchange remeasurement	(5)
Ending balance at original discount rate	466
Effect of changes in discount rate assumptions	(35)
Balance, end of period	$431

Weighted-average liability duration (in years) (1)	9.5
Weighted-average original discount rate	5.8%
Weighted-average current discount rate	6.7%
Expected future benefit payments, undiscounted	$980
Expected future benefit payments, discounted	$431
____________________
(1)    The weighted average duration represents average cohort-level duration, weighted by the reserves amount, derived from the discounted expected future benefit cash flows.

The interest expense included in “benefit expense for annuity reinsurance contracts” in the condensed consolidated statements of operations was $5 million and $15 million for third quarter 2026 and nine months 2026, respectively.

Policyholder Account Balances for Annuity Reinsurance Contracts

The following table presents the balances and the rollforward for MYGA contracts reported in “policyholder account balances for annuity reinsurance contracts,” on the condensed consolidated balance sheet.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Policyholder Account Balances for Annuity Reinsurance Contracts

Nine Months
2026
(dollars in millions)
Balance, beginning of year	$—
Assured Life Re Acquisition, January 21, 2026	270
Policy charges	—
Surrenders and withdrawals	(32)
Benefit payments	—
Interest credited	10
Balance, end of period	$248

Weighted-average crediting rate	5.6%
Net amount at risk (1)	$—
Cash surrender value	$228
____________________
(1)    The net amount at risk is the sum of any contract level shortfalls of account value below surrender value.

The following table presents policyholder account balances for annuity reinsurance contracts by range of guaranteed minimum crediting rates offered at inception. The Company is currently not accepting renewals on the MYGA book of business.

As of September 30, 2026

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum
(in millions)
4.00% - 5.00%	$12
5.00% - 6.00%	236
Total	$248

8.    Derivatives

Contracts Accounted for as Credit Derivatives

The Company’s credit derivatives primarily consist of insured CDS contracts. The Company does not enter into CDS contracts with the intent to trade these contracts and may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate the contract. The Company and its counterparties have negotiated the termination of certain contracts from time to time. Transactions are generally terminated for an amount that approximates the present value of future premiums or a negotiated amount, rather than fair value.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

The components of the Company’s credit derivative net par outstanding and net fair value asset (liability) by sector are presented in the table below. The estimated remaining weighted average life of credit derivatives was 8.6 years as of both September 30, 2026 and December 31, 2025.

 Credit Derivatives (1)

	Net Par Outstanding		Net Fair Value Asset (Liability)
	As of September 30, 2026	As of December 31, 2025	As of September 30, 2026	As of December 31, 2025
	(in billions)		(in millions)
U.S. public finance	$1.0	$1.0	$(2)	$(2)
Non-U.S. public finance	1.3	1.6	(12)	(12)
U.S. structured finance	0.1	0.2	(1)	(1)
Non-U.S. structured finance	1.1	1.0	1	—
Total credit derivatives	$3.5	$3.8	$(14)	$(15)
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

CDS Spread on AG (in basis points)

	As of September 30, 2026	As of December 31, 2025	As of September 30, 2025	As of December 31, 2024
Five-year CDS spread	68	69	70	75
One-year CDS spread	23	23	24	25

Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AG Credit Spread

	As of
	September 30, 2026	December 31, 2025
	(in millions)
Fair value of credit derivatives before effect of AG credit spread	$(32)	$(40)
Plus: Effect of AG credit spread	18	25
Net fair value of credit derivatives	$(14)	$(15)

The fair value of CDS contracts as of September 30, 2026, before considering the benefit applicable to AG’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions, sometimes related to downgrades, compared with those at the time of underwriting for certain underlying credits with longer tenor.

Annuity Reinsurance Derivatives

Accounting Policy

The Company purchases swaps and forward contracts to manage foreign currency, interest rate and inflation exposure in its annuity reinsurance business. These derivative instruments are subject to a master netting arrangement, which creates a right of offset for amounts due to and due from a counterparty that is enforceable in the event of a default or bankruptcy. These

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
derivatives are measured at fair value and reported on a gross basis in “other assets” or “other liabilities” on the condensed consolidated balance sheets with changes in fair value reported in “fair value gains (losses) on derivatives” in the condensed consolidated statements of operations.

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

The Company identified an embedded derivative whereby the Company has a right to receive the total return on the assets supporting the funds withheld coinsurance arrangement related to the MYGA block of business. The fair value of this embedded derivative is included in “funds withheld” on the condensed consolidated balance sheets and the change in its fair value, which is based on the fair value of the underlying assets, is reported in “fair value gains (losses) on derivatives” in the condensed consolidated statements of operations. See Note 7. Annuity Reinsurance.

The following table presents the notional amounts and the net fair value asset (liability) of the freestanding derivatives.

Freestanding Derivatives (1)
As of September 30, 2026

	Notional	Net Fair Value Asset (Liability)
	(in billions)	(in millions)
Cross-currency swaps	$0.1	$2
Interest rate swaps	—	(3)
Inflation swaps	0.2	2
Total freestanding derivatives	$0.3	$1
____________________
(1)    Excludes the embedded derivative in funds withheld.

Effect of Changes in Fair Value of Derivatives on Condensed Consolidated Statements of Operations

Fair Value Gains (Losses) on Derivatives

	Third Quarter		Nine Months
	2026	2025	2026	2025
	(in millions)
Fair value gains (losses) on credit derivatives:
Realized gains (losses) and other settlements (1)	$1	$2	$4	$107
Net unrealized gains (losses)	1	3	1	3
Fair value gains (losses) on credit derivatives	2	5	5	110
Fair value gains (losses) on annuity reinsurance derivatives:
Cross-currency swaps	3	—	(1)	—
Interest rate swaps	(1)	—	(2)	—
Inflation swaps	4	—	6	—
Funds withheld - embedded derivative	2	—	9	—
Fair value gains (losses) on derivatives	$10	$5	$17	$110
____________________
(1)    Nine months 2025 results include $103 million gain recognized in connection with the LBIE litigation, which represents the full satisfaction of the judgment the Company was awarded and its claims for attorneys’ fees, expenses and interest.

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

Portions of the Company’s alternative investments portfolio are managed by Sound Point. Pursuant to a letter agreement effective July 1, 2023 (Letter Agreement), AG engaged Sound Point to be its sole alternative credit manager and transitioned to Sound Point the management of certain existing alternative investments and related commitments. Under the Letter Agreement, AG, including through its investment subsidiary, AGAS, agreed, subject to the terms and conditions of the Letter Agreement, to invest in funds, other vehicles and separately managed accounts managed by Sound Point. When aggregated with the alternative investments and commitments transitioned from the Company and any reinvestments (collectively, Sound Point Investments), together with investments made by other Assured Guaranty affiliates, the total amount of such investments is expected to be $1 billion. AG has invested with Sound Point across multiple strategies in order to seek to enhance investment returns and anticipates continuing to invest with Sound Point pursuant to the Letter Agreement. The Letter Agreement contemplates a long-term investment partnership between Sound Point and Assured Guaranty, whereby AG has agreed to reinvest all returns of capital from Sound Point Investments until July 1, 2038, at which point the Letter Agreement may be terminated without cause. In addition, AG agreed to reinvest all gains and dividends from Sound Point Investments until July 1, 2025, and fifty percent of such gains and dividends thereafter until July 1, 2033. Beginning July 1, 2028, AG may elect to reduce the amounts invested or required to be reinvested in certain Sound Point Investments under the Letter Agreement, subject to corresponding adjustments of Assured Guaranty’s ownership interest in Sound Point. To the extent not required to be reinvested by the Letter Agreement, all proceeds from Sound Point Investments received in accordance with their operative investment documents can be distributed to AG.

Investment Portfolio
Carrying Value

	As of
	September 30, 2026	December 31, 2025
	(in millions)
Fixed-maturity securities, available-for-sale	$6,506	$6,369
Fixed-maturity securities, trading	85	124
Short-term investments	950	903
Other invested assets:
Equity method investments:
Ownership interest in Sound Point	399	415
Funds and other investments	663	664
Other (1)	189	12
Total (2)	$8,792	$8,487
____________________
(1)    The September 30, 2026 balance consists primarily of loans issued by a U.K. regulated utility and a U.S. infrastructure project to both of which the Company has insured exposures.
(2)    In the investment portfolio, the aggregate carrying value of Sound Point managed investments was $534 million and $628 million as of September 30, 2026 and December 31, 2025, respectively, excluding the Company’s ownership interest in Sound Point and, as of December 31, 2025, certain investments in funds that were accounted for as CIVs.

As of September 30, 2026 and December 31, 2025, based on fair value, 7.9% and 8.6%, respectively, of available-for-sale fixed-maturity securities were either rated BIG or not rated, primarily consisting of collateralized loan obligation (CLO) subordinated notes, liquidity bonds issued by a U.K. regulated utility and Loss Mitigation Securities. As of September 30, 2026 and December 31, 2025, the carrying value of CLO subordinated notes was $191 million and $228 million, respectively. As of September 30, 2026 and December 31, 2025, the carrying value of liquidity bonds issued by a U.K. regulated utility to which the Company has insured exposure was $158 million and $168 million, respectively. As of September 30, 2026 and December 31, 2025, the carrying value of Loss Mitigation Securities was $143 million and $140 million, respectively.

Fixed-maturity securities classified as trading securities primarily include Puerto Rico contingent value instruments (CVIs) and are not rated. In 2022, as a result of the resolution of certain defaulting Puerto Rico exposures, the Company

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
received Puerto Rico CVIs, along with other consideration. The CVIs are intended to provide creditors with additional recoveries tied to the outperformance of the Puerto Rico 5.5% sales and use tax receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. The fair value of remaining CVIs as of September 30, 2026 and December 31, 2025 was $82 million and $114 million, respectively. The Company may sell any CVIs it continues to hold.

The investment portfolio includes $922 million in alternative investments primarily consisting of (i) $191 million of CLO subordinated notes classified as available-for-sale fixed-maturity securities, and (ii) $667 million of investments across various asset classes that are reported in other invested assets. The Company’s alternative investment commitments as of September 30, 2026 include $529 million in unfunded and targeted commitments which together with its $922 million in funded commitments total $1.5 billion. Alternative investment commitments of $1.5 billion include the $1 billion commitment to invest in Sound Point managed alternative investments, subject to certain conditions precedent. Capital allocated to alternative investments was committed to several funds pursuing various strategies, including private healthcare investing, asset-based/specialty finance, commercial real estate finance, CLOs and other strategies.

Since the Assured Life Re Acquisition Date, the investment portfolio includes available-for-sale fixed-maturity securities and short-term investments supporting the PRT block of business that are held in a consolidated VIE. See Note 10. Variable Interest Entities.

Accrued investment income, which is reported in “other assets,” was $74 million and $70 million as of September 30, 2026 and December 31, 2025, respectively.

Available-for-Sale Fixed-Maturity Securities by Security Type
As of September 30, 2026

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in millions)
Obligations of state and political subdivisions	21%	$1,486	$(14)	$19	$(141)	$1,350
U.S. government and agencies	1	49	—	—	(6)	43
Corporate securities (2)	50	3,545	(11)	14	(272)	3,276
Mortgage-backed securities (3):
RMBS	11	778	(29)	2	(62)	689
Commercial mortgage-backed securities (CMBS)	4	276	—	—	(10)	266
Asset-backed securities:
CLOs	7	514	(28)	4	(67)	423
Other (4)	3	238	—	2	(5)	235
Non-U.S. government securities	3	249	—	—	(25)	224
Total available-for-sale fixed-maturity securities	100%	$7,135	$(82)	$41	$(588)	$6,506

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
(3)U.S. government-agency obligations represented 70% and 75% of mortgage-backed securities as of September 30, 2026 and December 31, 2025, respectively, based on fair value.
(4)This category includes investments in securities issued by an affiliated entity with amortized cost of $59 million and $53 million as of September 30, 2026 and December 31, 2025, respectively, and fair value of $61 million and $54 million as of September 30, 2026 and December 31, 2025, respectively.

Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of September 30, 2026

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$781	$(42)	$447	$(99)	$1,228	$(141)
U.S. government and agencies	35	(1)	5	(5)	40	(6)
Corporate securities	2,146	(123)	517	(112)	2,663	(235)
Mortgage-backed securities:
RMBS	453	(22)	84	(10)	537	(32)
CMBS	218	(9)	44	(1)	262	(10)
Asset-backed securities:
CLOs	141	(3)	47	(5)	188	(8)
Other	138	(5)	12	—	150	(5)
Non-U.S. government securities	175	(15)	16	(10)	191	(25)
Total	$4,087	$(220)	$1,172	$(242)	$5,259	$(462)
Number of securities (1)		1,205		640		1,803

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

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security when determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of September 30, 2026 and December 31, 2025 were primarily related to higher interest rates rather than credit quality. As of September 30, 2026, the Company did not intend to and was not required to sell investments in an unrealized loss position prior to the expected recovery in value. As of September 30, 2026, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 484 securities had unrealized losses in excess of 10% of their carrying value, whereas, as of December 31, 2025, 253 securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $257 million and $147 million as of September 30, 2026 and December 31, 2025, respectively.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of September 30, 2026 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of September 30, 2026

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$137	$137
Due after one year through five years	1,422	1,373
Due after five years through 10 years	2,191	2,016
Due after 10 years	2,331	2,025
Mortgage-backed securities:
RMBS	778	689
CMBS	276	266
Total	$7,135	$6,506

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements or otherwise pledged or restricted totaled $75 million and $77 million as of September 30, 2026 and December 31, 2025, respectively. The total collateral funded into a reinsurance trust or a similar account by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements had a fair value of $746 million and $813 million as of September 30, 2026 and December 31, 2025, respectively.

In addition, fixed-maturity securities of $551 million, short-term investments of $10 million and cash of $10 million are held in a consolidated VIE supporting the PRT block of business. See Note 10. Variable Interest Entities. The use of the VIE’s assets is restricted based on the terms of the PRT reinsurance agreement. The above total includes $2 million of fixed-maturity securities that were pledged as collateral for derivatives.

Income from Investments

The components of income derived from the investment portfolio are presented in the following tables.

Income from Investments

	Third Quarter		Nine Months
	2026	2025	2026	2025
	(in millions)
Investment income:
Fixed-maturity securities, available-for-sale (1)	$93	$81	$269	$232
Short-term investments	8	14	24	39
Other invested assets	4	1	6	3
Investment income	105	96	299	274
Investment expenses	(2)	(2)	(6)	(4)
Net investment income	$103	$94	$293	$270

Fair value gains (losses) on trading securities (2)	$(2)	$8	$11	$11

Equity in earnings (losses) of investees:
Ownership interest in Sound Point	$2	$—	$3	$12
Funds and other investments	10	20	29	64
Equity in earnings (losses) of investees	$12	$20	$32	$76
____________________
(1)    Amounts include $3 million, $7 million, $9 million and $21 million of investment income on Loss Mitigation Securities for third quarter 2026, third quarter 2025, nine months 2026 and nine months 2025, respectively.
(2)    Fair value losses on trading securities pertaining to securities still held as of September 30, 2026 were $2 million for third quarter 2026 and gains of $5 million for nine months 2026. Fair value gains on trading securities pertaining to securities still held as of September 30, 2025 were $7 million for third quarter 2025 and $9 million for nine months 2025.

Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2026	2025	2026	2025
	(in millions)
Gross realized gains on sales of available-for-sale securities	$2	$1	$7	$5
Gross realized losses on sales of available-for-sale securities	(3)	(1)	(10)	(10)
Net foreign currency gains (losses)	3	1	4	—
Change in the allowance for credit losses and intent to sell (1)	(13)	(12)	(38)	(25)
Other net realized gains (losses)	—	1	1	(2)
Net realized investment gains (losses)	$(11)	$(10)	$(36)	$(32)
____________________
(1)    The change in the allowance for credit losses for third quarter 2026 was primarily related to CLO subordinated notes and corporate securities. The change in the allowance for credit losses for third quarter 2025, nine months 2026 and nine months 2025 was primarily associated with CLO subordinated notes.

The proceeds from sales of fixed-maturity securities classified as available-for-sale were $127 million in third quarter 2026, $106 million in third quarter 2025, $712 million in nine months 2026 and $533 million in nine months 2025.

The following table presents the roll forward of the allowance for the credit losses on available-for-sale fixed-maturity securities.

Roll Forward of Allowance for Credit Losses
for Available-for-Sale Fixed-Maturity Securities

	Third Quarter		Nine Months
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$72	$47	$54	$60
Additions for securities for which credit losses were not previously recognized	1	1	18	11
Additions for purchases of securities accounted for as purchased financial assets with credit deterioration	2	—	2	—
Additions (reductions) for securities for which credit losses were previously recognized	12	11	20	13
Write-offs charged against the allowance	(5)	(5)	(12)	(30)
Balance, end of period	$82	$54	$82	$54

During third quarter 2026, the Company purchased a portion of the subordinated note of a CLO for $5 million that was accounted for as a purchased credit-deteriorated security (PCD security). At acquisition, this security had outstanding principal of $8 million, an allowance for credit losses of $2 million, and a non-credit related discount of $1 million. During nine months 2026, the Company purchased two securities with credit deterioration for $7 million. At acquisition, the securities had an outstanding principal of $11 million, an allowance for credit losses of $2 million, and a non-credit related discount of $2 million. The majority of securities with credit losses relate to RMBS, CLOs, obligations of state and political subdivisions and corporates.

10.    Variable Interest Entities

FG VIEs

The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs, but does not act as the servicer or collateral manager for any guaranteed VIE obligations. The transaction structure generally provides certain financial protections to the Company that can take several forms, the most common of which are overcollateralization, first loss protection (or subordination) and excess spread. In the case of overcollateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations), the transaction

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
structure allows for defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the Company. In the case of first loss, the Company’s financial guaranty insurance policy only covers a senior layer of losses experienced by multiple obligations issued by the VIEs. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to VIEs generate interest income that is in excess of the interest payments on the debt issued by the VIE. Such excess spread is typically distributed through the transaction’s cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the VIE (thereby, creating additional overcollateralization) or distributed to equity or other investors in the transaction.

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

The Company elected the fair value option (FVO) for all assets and liabilities of its consolidated FG VIEs, except for one FG VIE that was consolidated during the fourth quarter of 2025. Upon consolidation, the assets and liabilities of this VIE were recorded pursuant to the guidance in ASC 805, Business Combinations, which specifies that the VIE’s assets and liabilities are recorded at fair value except for a contract asset which is recognized and measured pursuant to ASC 606, Revenue from Contracts with Customers. Upon initial adoption of the accounting guidance for VIEs in 2010, the Company elected to fair value its FG VIEs’ assets and liabilities as the carrying amount transition method was not practical. To allow for consistency in the accounting for the assets and liabilities of its consolidated FG VIEs, the Company has elected the FVO for FG VIEs consolidated after the initial adoption. The change in fair value of FG VIEs’ assets and liabilities where the FVO was elected is reported in “gains (losses) on financial guaranty variable interest entities” in the condensed consolidated statements of operations, except for the change in fair value attributable to change in instrument-specific credit risk (ISCR) on FG VIEs’ liabilities for which the FVO was elected, which is reported in “other comprehensive income (loss).” Interest income and interest expense are derived from trustee reports and also included in “gains (losses) on financial guaranty variable interest entities.”

As of September 30, 2026 and December 31, 2025, the Company consolidated 23 and 24 FG VIEs, respectively.

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

The table below shows the carrying value of FG VIEs’ assets and liabilities, segregated by type of collateral.

Consolidated FG VIEs by Type of Collateral

	As of
	September 30, 2026	December 31, 2025
	(in millions)
FG VIEs’ assets:
U.S. RMBS (1)	$128	$142
Other (includes $30 and $30 at fair value) (2)	64	70
Total FG VIEs’ assets	$192	$212
FG VIEs’ liabilities with recourse:
U.S. RMBS (1)	$132	$147
Other (includes $– and $35 at fair value)	32	35
Total FG VIEs’ liabilities with recourse	$164	$182
FG VIEs’ liabilities without recourse:
U.S. RMBS (1)	$8	$9
Other (includes $– and $6 at fair value)	7	7
Total FG VIEs’ liabilities without recourse	$15	$16
____________________
(1)    U.S. RMBS assets and liabilities are measured at fair value under the FVO.
(2)    Includes a contract asset related to a services agreement of approximately $34 million and $40 million as of September 30, 2026 and December 31, 2025, respectively, accounted for in accordance with ASC 606, Revenue from Contracts with Customers, as well as debt investments, equity investments, cash and cash equivalents.

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

Selected Information for FG VIEs’ Assets and Liabilities
Measured under the FVO

	As of
	September 30, 2026	December 31, 2025
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$251	$252
FG VIEs’ liabilities with recourse	36	31
FG VIEs’ liabilities without recourse	15	15
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	19	20
Unpaid principal for FG VIEs’ liabilities with recourse (1)	168	178
____________________
(1)    FG VIEs’ liabilities with recourse will mature at various dates ranging from 2026 through 2038.

The change in the ISCR of the FG VIEs’ assets for which the Company elected the FVO held as of September 30, 2026 that was reported in the condensed consolidated statements of operations for third quarter 2026 and nine months 2026 was a gain of $1 million and $3 million, respectively. The change in the ISCR of the FG VIEs’ assets at FVO held as of September 30, 2025 that was reported in the condensed consolidated statements of operations for third quarter 2025 and nine months 2025 was a gain of $3 million and $6 million, respectively. The ISCR amount is determined by using expected cash flows at the

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
original date of consolidation, discounted at the effective yield, less current expected cash flows discounted at that same original effective yield.

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

During nine months 2026, the Company deconsolidated a CIV related to its investments with Sound Point affiliated entities and recognized a gain on deconsolidation of $2 million, which was reported in “fair value gains (losses) on consolidated investment vehicles.” As of September 30, 2026, the Company did not consolidate any CIVs. As of December 31, 2025, the Company consolidated one CIV with assets of $175 million.

Noncontrolling Interest in FG VIEs and CIVs

Noncontrolling interest (NCI) represents the portion of the consolidated FG VIEs and CIVs not owned by the Company and includes ownership interests of third parties and former employees. The NCI is non-redeemable and presented on the statement of shareholders’ equity.

Annuity Reinsurance VIE

The assets related to the PRT block of business are held in a sub-fund of an Irish collective asset-management vehicle which meets the definition of a VIE (the PRT VIE). The Company has determined that it is the PRT VIE’s primary beneficiary and, therefore, consolidates the entity in its condensed consolidated financial statements. In instances where the Company consolidates a VIE that was established as part of an assumed annuity reinsurance contract, the Company classifies the assets and liabilities of that VIE in the financial statement line items that most accurately reflect their nature as opposed to a one-line-item presentation for the VIEs. As of September 30, 2026, the assets of the PRT VIE consisted primarily of investments and cash of $571 million. See Note 9. Investments.

Non-Consolidated VIEs

As described in Note 4. Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 16 thousand policies monitored as of September 30, 2026, approximately 15 thousand policies are not within the scope of ASC 810, Consolidation, because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of September 30, 2026 and December 31, 2025, the Company identified 50 and 53 policies, respectively, that contain provisions and experienced events that may trigger consolidation.

The Company holds variable interests in investment vehicles which are not consolidated, as the Company is not the primary beneficiary. As of September 30, 2026, the Company’s maximum exposure to losses relating to these VIEs was $833 million, which is limited to the carrying value of the investment vehicles.

11.    Fair Value Measurement

The Company carries certain of its assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., exit or transfer price). The price represents the price available in the principal market for the asset or liability. If there is no principal market, then the price is based on a hypothetical market that maximizes the value received for an asset or minimizes the amount paid for a liability (i.e., the most advantageous market).

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing transparency for certain products changes, the Company may refine its methodologies and assumptions. During nine months 2026, no changes were made to the Company’s valuation models that had (or are expected to have) a material impact on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss).

The Company’s valuation methods produce fair values that may not be indicative of net realizable value or future fair values. The use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a materially different estimate of fair value at the reporting date.

The categorization within the fair value hierarchy is determined based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company estimates of market assumptions. The fair value hierarchy prioritizes model inputs into three broad levels, with Level 1 being the highest and Level 3 the lowest. The categorization of an asset or liability within the hierarchy is based on the lowest level of significant input to its valuation.

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

There were transfers of an available-for-sale fixed-maturity security to Level 3 during third quarter 2026 and nine months 2026 and fixed-maturity trading securities to Level 3 during nine months 2026 as observable inputs were no longer available to the Company for these investments. There were no other transfers from or into Level 3 during the periods presented.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
on the asset class and the market conditions. The valuation of fixed-maturity securities is more subjective when markets are less liquid due to the lack of market-based inputs.

As of September 30, 2026, the Company used models to price 142 securities. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined based on an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts; and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which could have significantly affected the fair value of the securities.

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

The fair value of the Company’s credit derivative contracts generally represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable creditworthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the credit derivatives’ contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. A credit derivative liability on protection sold is the result of contractual cash inflows on in-force transactions that are lower than what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the reporting date. Consistent with previous years, market conditions as of September 30, 2026 were such that market prices of the Company’s CDS contracts were not available.

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

In the Company’s valuation model, the current premium is not permitted to go below the minimum rate that the Company would charge to assume similar risks in the reporting period. This assumption can have the effect of limiting the amount of unrealized gains that are recognized on certain CDS contracts. The minimum premium had no effect on the fair value of CDS contracts as of both September 30, 2026 and December 31, 2025.

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

Funds withheld are carried at fair value as they include an embedded derivative representing a total return swap. Funds withheld are measured at fair value based on the fair value of investments held by the cedant. Funds withheld is classified as Level 3. The investments underlying funds withheld include certain Level 3 assets requiring significant unobservable inputs in order to determine fair value.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Assets and Liabilities of CIVs

Investments held by CIVs that are quoted on a national securities exchange are valued at their last reported sale price on the date of determination. Investments held by CIVs that are traded over-the-counter reflect third-party data and generally reflect the average of dealer offer and bid prices. The valuation methodology may include, but is not limited to: (i) performing price comparisons with similar investments; (ii) obtaining valuation-related information from issuers; (iii) calculating the present value of future cash flows; (iv) assessing other data related to the investment that may be an indication of value; (v) obtaining information provided by third parties; and/or (vi) evaluating information provided by the investment manager. Inputs may include dealer price quotations, yield curves, credit curves, forward/CDS/index spreads, prepayments rates, strike and expiry dates, volatility statistics and other factors.

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

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of September 30, 2026

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Fixed-maturity securities, available-for-sale:
Obligations of state and political subdivisions	$—	$1,341	$9	$1,350
U.S. government and agencies	—	43	—	43
Corporate securities	—	3,118	158	3,276
Mortgage-backed securities:
RMBS	—	542	147	689
CMBS	—	249	17	266
Asset-backed securities	—	174	484	658
Non-U.S. government securities	—	224	—	224
Total fixed-maturity securities, available-for-sale	—	5,691	815	6,506
Fixed-maturity securities, trading	—	82	3	85
Short-term investments	945	5	—	950
Other invested assets (1)	—	—	3	3
Funds withheld	—	—	267	267
FG VIEs’ assets	12	8	138	158
Other assets	81	75	24	180
Total assets carried at fair value	$1,038	$5,861	$1,250	$8,149
Liabilities:
FG VIEs’ liabilities (2)	$—	$—	$140	$140
Other liabilities	—	4	20	24
Total liabilities carried at fair value	$—	$4	$160	$164

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during third quarter 2026, third quarter 2025, nine months 2026 and nine months 2025.

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Third Quarter 2026

	Fixed-Maturity Securities, Available-for-Sale
	Obligations of State and Political Subdivisions	Corporate		RMBS		CMBS	Asset- Backed Securities		Fixed-Maturity Securities, Trading	Funds Withheld		FG VIEs’ Assets		Other (7)
	(in millions)
Fair value as of June 30, 2026	$10	$160		$155		$—	$463		$4	$296		$143		$22
Assured Life Re Acquisition-measurement period adjustment	—	—		—		—	—		—	(6)		—		—
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	1	(1)	2	(1)	—	3	(1)	—	2	(6)	(1)	(2)	(1)	(3)
Other comprehensive income (loss)	—	(3)		(4)		—	(3)		—	—		—		(1)
Purchases	—	—		—		—	52		—	—		—		—
Sales	—	—		—		—	(2)		—	—		—		—
Settlements	(1)	—		(6)		—	(29)		(1)	(25)		(4)		—
Transfers into Level 3	—	—		—		17	—		—	—		—		—
Fair value as of September 30, 2026	$9	$158		$147		$17	$484		$3	$267		$138		$20
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2026 included in:
Earnings									$—	$2	(6)	$(2)	(2)	$(1)	(3)
OCI	$—	$(3)		$(4)		$—	$(3)							$(1)

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Third Quarter 2026

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)
	(in millions)
Fair value as of June 30, 2026	$(14)		$(147)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	2	(6)	3	(2)
Other comprehensive income (loss)	—		—
Settlements	(2)		4
Fair value as of September 30, 2026	$(14)		$(140)
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2026 included in:
Earnings	$1	(6)	$3	(2)
OCI			$1

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Third Quarter 2025

	Fixed-Maturity Securities, Available-for-Sale
	Obligations of State and Political Subdivisions	Corporate		RMBS		Asset- Backed Securities		Fixed-Maturity Securities, Trading		FG VIEs’ Assets		Assets of CIVs		Other (7)
	(in millions)
Fair value as of June 30, 2025	$10	$84		$142		$977		$4		$153		$121		$5
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	1	(1)	3	(1)	3	(1)	1	(9)	7	(2)	11	(4)	9	(3)
Other comprehensive income (loss)	—	10		6		(3)		—		—		—		1
Purchases	—	73		—		40		—		—		—		—
Sales	—	—		—		—		—		—		—		—
Settlements	—	—		(6)		(496)		(1)		(6)		—		—
Deconsolidations	—	—		—		—		—		(9)		—		—
Fair value as of September 30, 2025	$10	$168		$145		$521		$4		$145		$132		$15
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2025 included in:
Earnings								$—		$6	(2)	$11	(4)	$9	(3)
OCI	$—	$10		$6		$(2)								$1

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Third Quarter 2025

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)
	(in millions)
Fair value as of June 30, 2025	$(29)		$(161)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	5	(6)	(4)	(2)
Other comprehensive income (loss)	—		1
Settlements	(2)		5
Fair value as of September 30, 2025	$(26)		$(159)
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2025 included in:
Earnings	$3	(6)	$(4)	(2)
OCI			$1

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Nine Months 2026

	Fixed-Maturity Securities, Available-for-Sale
	Obligations of State and Political Subdivisions	Corporate		RMBS		CMBS	Asset- Backed Securities		Fixed-Maturity Securities, Trading		Funds Withheld		FG VIEs’ Assets		Assets of CIVs		Other (7)
	(in millions)
Fair value as of December 31, 2025	$10	$168		$144		$—	$511		$4		$—		$150		$167		$24
Assured Life Re Acquisition	—	—		—		—	—		—		287		—		—		—
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	3	(1)	6	(1)	—	1	(1)	—		9	(6)	2	(2)	4	(4)	(3)	(3)
Other comprehensive income (loss)	—	(13)		12		—	(29)		—		—		—		—		(1)
Purchases	—	—		2		—	114		—		—		—		—		—
Sales	—	—		—		—	(2)		—		(29)		—		—		—
Settlements	(1)	—		(17)		—	(111)		(6)		—		(14)		(165)		—
Deconsolidations	—	—		—		—	—		—		—		—		(6)		—
Transfers into Level 3	—	—		—		17	—		5		—		—		—		—
Fair value as of September 30, 2026	$9	$158		$147		$17	$484		$3		$267		$138		$—		$20
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2026 included in:
Earnings									$(1)	(9)	$9	(6)	$—		$—		$(3)	(3)
OCI	$—	$(13)		$12		$—	$(29)										$(1)

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Nine Months 2026

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)
	(in millions)
Fair value as of December 31, 2025	$(15)		$(156)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	5	(6)	2	(2)
Other comprehensive income (loss)	—		2
Settlements	(4)		12
Fair value as of September 30, 2026	$(14)		$(140)
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2026 included in:
Earnings	$1		$3
OCI			$3

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Nine Months 2025

	Fixed-Maturity Securities, Available-for-Sale
	Obligations of State and Political Subdivisions		Corporate		RMBS		Asset- Backed Securities		Fixed-Maturity Securities, Trading		FG VIEs’ Assets		Assets of CIVs		Other (7)
	(in millions)
Fair value as of December 31, 2024	$10		$—		$145		$1,031		$5		$147		$99		$5
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	2	(1)	1	(1)	7	(1)	21	(1)	1	(9)	14	(2)	33	(4)	10	(3)
Other comprehensive income (loss)	—		20		12		8		—		—		—		—
Purchases	—		147		—		40		—		—		—		—
Sales	—		—		—		(12)		—		—		—		—
Settlements	(2)		—		(19)		(567)		(2)		(16)		—		—
Consolidations	—		—		—		—		—		9		—		—
Deconsolidations	—		—		—		—		—		(9)		—		—
Fair value as of September 30, 2025	$10		$168		$145		$521		$4		$145		$132		$15
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2025 included in:
Earnings									$—		$11	(2)	$33	(4)	$10	(3)
OCI	$—		$20		$12		$(20)								$—

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
As of September 30, 2026

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (3)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$9	Yield	5.3%	-	15.5%	8.3%
Corporate	158	Yield	6.5%	-	9.5%	6.7%
RMBS	147	Conditional prepayment rate (CPR)	0.0%	-	18.5%	4.5%
		CDR	1.2%	-	18.5%	5.6%
		Loss severity	40.0%	-	125.0%	66.1%
		Yield	8.1%	-	10.9%	8.8%
CMBS	17	Yield	9.7%
Asset-backed securities:
CLOs	423	Discount margin	0.4%	-	2.9%	1.4%
		Yield	12.2%	-	34.9%	21.0%
Others	61	Yield	9.0%
Fixed-maturity securities, trading (1)	3	Yield	16.0%	-	17.0%	16.4%
Funds withheld (4)	267	Discount margin	0.6%	-	69.0%	4.2%
FG VIEs’ assets (1)	138	CPR	0.4%	-	27.6%	6.3%
		CDR	1.2%	-	41.0%	10.6%
		Loss severity	45.0%	-	100.0%	83.9%
		Yield	6.8%	-	10.2%	7.9%
Other assets (1)	18	Implied Yield	6.6%	-	7.1%	6.9%
		Term (years)	10 years
Credit derivative liabilities, net (1)	(14)	Hedge cost (in basis points) (bps)	11.0	-	27.0	15.1
		Bank profit (in bps)	63.3	-	244.9	122.2
		Internal credit rating	AAA	-	CCC	A+
		Discount rates of future expected premium cash flows	4.4%	-	5.1%	5.0%
FG VIEs’ liabilities (1)	(140)	CPR	0.4%	-	27.6%	6.3%
		CDR	1.2%	-	41.0%	10.6%
		Loss severity	45.0%	-	100.0%	83.9%
		Yield	5.8%	-	9.7%	7.6%
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
(4)    $53 million of funds withheld is backed by Level 3 assets for which the discounted cash flows are used as the primary valuation technique.

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

The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of September 30, 2026		As of December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Other assets (including other invested assets) (1)	$268	$274	$90	$91
Financial guaranty insurance contracts (2)	(1,906)	(2,796)	(1,906)	(1,485)
Policyholder account balances for annuity reinsurance contracts	(248)	(255)	—	—
Long-term debt	(1,707)	(1,526)	(1,704)	(1,610)
FG VIEs’ liabilities	(39)	(38)	—	—
Other liabilities (1)	(27)	(27)	(18)	(18)
____________________
(1)    The Company’s other assets and other liabilities primarily consist of accrued interest and receivables for securities sold and payables for securities purchased, for which the carrying value approximates fair value. Other assets as of September 30, 2026 also include loans issued by a U.S. infrastructure project and a U.K. regulated utility to which the Company has insured exposure. Valuations for these loans were based on either observed market pricing of comparable securities or a discounted cash flow analysis using market-derived spread assumptions. The Company classified the fair value of loans as Level 3 in the fair value hierarchy.
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

AGL’s subsidiaries are subject to income taxes imposed by the local tax authorities in the jurisdictions in which they operate and file applicable tax returns. In addition, AGRO, a Bermuda-domiciled company, has elected under Internal Revenue Code Section 953(d) to be taxed as a U.S. domestic corporation. Assured Life Re, a Bermuda-domiciled company, intends to make an election under Internal Revenue Code Section 953(d) to be taxed as a U.S. domestic corporation effective for its 2026 tax year, which it expects to file in January 2027. The Company has reflected the expected effects of this election, including a net deferred tax benefit of $7 million recorded in first quarter 2026.

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

On July 4, 2025, the U.S. President signed into law budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (OBBBA). The OBBBA includes significant provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. OBBBA has not had, and the Company does not expect it to have, a material impact on its financial condition or results of operations.

The U.K. Finance Act 2026, enacted on March 18, 2026, provides that certain pre-regime deferred taxes are not considered covered taxes for purposes of the Pillar Two global minimum tax framework, with the amendments effective for accounting periods ending on or after July 21, 2025. As a result of this enactment, the Company revised its 2025 global minimum tax liability with respect to AG Re and AGRO to exclude certain Bermuda pre-regime deferred tax assets and liabilities arising from the introduction of Bermuda’s corporate income tax on January 1, 2025, and recorded a discrete tax benefit of $33 million in nine months 2026.

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

The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions. The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries with

•U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21%,
•Bermuda Subsidiaries taxed at the Bermuda marginal corporate tax rate of 15%, unless subject to U.S. tax by election, and
•U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 25%,
•the French subsidiary taxed at the French marginal corporate tax rate of 25%.

The Company’s effective tax rate was 19.0%, 15.4%, 3.4% and 18.5% for third quarter 2026, third quarter 2025, nine months 2026 and nine months 2025, respectively. The effective tax rate for nine months 2026 is different from the expected tax

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
provision (benefit) primarily due to tax law changes to the Pillar Two global minimum tax for 2025 recorded in first quarter 2026 of $33 million, a tax benefit recognized upon Assured Life Re’s change in tax status effective for the 2026 tax year, as well as a tax benefit for U.S. tax-exempt interest in each period.

Audits

During 2025, the Internal Revenue Service (IRS) closed the audit of AGUS’ 2018 and 2019 tax years with no impact to previously accrued taxes and opened an audit of AGUS’ 2021 tax year. In 2026, the IRS expanded the examination, in a limited capacity, to the 2022 and 2024 tax years. As of September 30, 2026, AGUS had open tax years with the IRS for 2021 forward. As of September 30, 2026, Assured Guaranty Overseas US Holdings Inc. had open tax years with the IRS for 2022 forward and is not currently under audit. In December 2023, His Majesty’s Revenue & Customs (HMRC) issued an inquiry into the Company’s 2021 U.K. tax returns. In October 2025, HMRC issued an inquiry into AGL’s 2022 and 2023 U.K. tax returns along with issuing inquiries into AGUK, Assured Guaranty (UK) Services Limited and Assured Guaranty Finance Overseas Ltd.’s 2023 U.K. tax returns. In March 2026, HMRC closed the audit of AGL’s 2021, 2022 and 2023 inquiries with no impact to previously accrued taxes. As of September 30, 2026, AGL had open tax years with HMRC for 2024 forward; AGUK, Assured Guaranty (UK) Services Limited and Assured Guaranty Finance Overseas Ltd. had open tax years with HMRC for 2023 forward; and the Company’s other U.K. subsidiaries had open tax years with HMRC for 2024 forward. The Company’s French subsidiary is not currently under examination and has open tax years of 2023 forward.

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

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Third Quarter 2026

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Change in Discount Rates on the LFPB	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, June 30, 2026	$(124)	$(88)	$(16)	$9	$(36)	$4	$(251)
Other comprehensive income (loss) before reclassifications	(225)	(17)	—	19	(1)	—	(224)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(3)	(8)	—	—	—	—	(11)
Gains (losses) on FG VIEs	—	—	(1)	—	—	—	(1)
Total before tax	(3)	(8)	(1)	—	—	—	(12)
Tax (provision) benefit	1	2	—		—	—	3
Total amount reclassified from AOCI, net of tax	(2)	(6)	(1)	—	—	—	(9)
Other comprehensive income (loss)	(223)	(11)	1	19	(1)	—	(215)
Balance, September 30, 2026	$(347)	$(99)	$(15)	$28	$(37)	$4	$(466)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Third Quarter 2025

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, June 30, 2025	$(98)	$(79)	$(18)	$(36)	$4	$(227)
Other comprehensive income (loss) before reclassifications	38	—	—	1	—	39
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	1	(11)	—	—	—	(10)
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	1	(11)	(1)	—	—	(11)
Tax (provision) benefit	—	2	—	—	—	2
Total amount reclassified from AOCI, net of tax	1	(9)	(1)	—	—	(9)
Other comprehensive income (loss)	37	9	1	1	—	48
Balance, September 30, 2025	$(61)	$(70)	$(17)	$(35)	$4	$(179)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Accumulated Other Comprehensive Income (Loss) by Component
Nine Months 2026

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Change in Discount Rates on the LFPB	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2025	$(48)	$(72)	$(17)	$—	$(35)	$4	$(168)
Other comprehensive income (loss) before reclassifications	(306)	(47)	—	28	(2)	—	(327)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(10)	(26)	—	—	—	—	(36)
Gains (losses) on FG VIEs	—	—	(2)	—	—	—	(2)
Total before tax	(10)	(26)	(2)	—	—	—	(38)
Tax (provision) benefit	3	6	—	—	—	—	9
Total amount reclassified from AOCI, net of tax	(7)	(20)	(2)	—	—	—	(29)
Other comprehensive income (loss)	(299)	(27)	2	28	(2)	—	(298)
Balance, September 30, 2026	$(347)	$(99)	$(15)	$28	$(37)	$4	$(466)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Nine Months 2025

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2024	$(235)	$(99)	$(18)	$(37)	$4	$(385)
Other comprehensive income (loss) before reclassifications	169	10	(1)	2	—	180
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(5)	(24)	—	—	—	(29)
Fair value gains (losses) on FG VIEs	—	—	(2)	—	—	(2)
Total before tax	(5)	(24)	(2)	—	—	(31)
Tax (provision) benefit	—	5	—	—	—	5
Total amount reclassified from AOCI, net of tax	(5)	(19)	(2)	—	—	(26)
Other comprehensive income (loss)	174	29	1	2	—	206
Balance, September 30, 2025	$(61)	$(70)	$(17)	$(35)	$4	$(179)

Share Repurchases

The following table presents information regarding AGL’s repurchases of its common shares during the period from January 1, 2025 through November 4, 2026.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Share Repurchases

Period	Number of Shares Repurchased	Total Payments (1) (in millions)	Average Price Paid Per Share (1)
2025 (January 1 - March 31)	1,335,228	$120	$89.72
2025 (April 1 - June 30)	1,537,505	131	85.03
2025 (July 1 - September 30)	1,423,121	118	83.06
2025 (October 1 - December 31)	1,523,773	131	86.16
Total 2025	5,819,627	$500	$85.92
2026 (January 1 - March 31)	881,981	75	85.58
2026 (April 1 - June 30)	553,564	45	80.68
2026 (July 1 - September 30)	123,333	10	83.78
2026 (October 1 - November 4)	—	—	—
Total 2026	1,558,878	$130	$83.70
____________________
(1)    Excludes commissions.

As of November 4, 2026, AGL was authorized to repurchase an additional $121 million of its common shares. The Board of Directors may modify, suspend or terminate the repurchase program at any time, and the program does not have a stated expiration date.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
15.    Earnings Per Share

Computation of Earnings Per Share

	Third Quarter		Nine Months
	2026	2025	2026	2025
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$78	$105	$205	$384
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	1	1	2
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$78	$104	$204	$382
Basic shares	44.0	47.4	44.4	48.8
Basic EPS	$1.76	$2.20	$4.59	$7.82

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$78	$104	$204	$382
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$78	$104	$204	$382
Basic shares	44.0	47.4	44.4	48.8
Dilutive securities:
Restricted stock awards	0.3	0.6	0.4	0.6
Diluted shares	44.3	48.0	44.8	49.4
Diluted EPS	$1.75	$2.18	$4.55	$7.73
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.1	—	0.1	0.1

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q contains information that includes or is based upon forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements give the expectations or forecasts of future events of Assured Guaranty Ltd. (AGL and, together with its subsidiaries, Assured Guaranty or the Company). These statements can be identified by the fact that they do not relate strictly to historical or current facts and relate to future operating or financial performance.

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially from those expressed in, or implied or projected by, the forward-looking information and statements. Among factors that could cause actual results to differ materially are:

(i) significant changes in inflation, interest rates, the world’s credit markets or segments thereof, credit spreads, foreign exchange rates, tariff regimes or general economic conditions, including the possibility of a recession or stagflation; (ii) geopolitical risk, terrorism and political violence risk, including regional and global military conflicts, and strategic competition and trade confrontation; (iii) cybersecurity risk and the impacts of artificial intelligence, machine learning and other technological advances, including the possibility of malicious cyber attacks, dissemination of misinformation, and disruption of markets in which Assured Guaranty participates; (iv) the impact of a United States (U.S.) government shutdown and/or the possibility of payment defaults on the debt of the U.S. government or instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, and downgrades to their credit ratings; (v) developments in the world’s financial and capital markets, including stresses in banking institutions, and the possibility that increasing participation of unregulated financial institutions in these markets results in losses or lower valuations of assets, reduced liquidity and credit and/or contraction of these markets, that adversely affect repayment rates of insured obligors, Assured Guaranty’s insurance loss or recovery experience, or investments of Assured Guaranty; (vi) reduction in the amount or market rates of return of available insurance or reinsurance opportunities and/or the demand for Assured Guaranty’s insurance and reinsurance; (vii) the failure or ineffectiveness of Assured Guaranty’s risk mitigation strategies or activities, including distressed credit workouts, restructuring arrangements, management of exposure limits, hedging activities, and the procurement of third-party reinsurance for insured exposures; (viii) any rating agency action in relation to Assured Guaranty, and/or of any securities Assured Guaranty has issued, and/or of transactions that Assured Guaranty has insured, including requirements to maintain rating agency capital redundancy and to hold additional capital against certain insured exposures; (ix) the possibility that investments made by Assured Guaranty for its investment portfolio do not result in the benefits anticipated or subject Assured Guaranty to negative consequences; (x) the possibility that Assured Guaranty’s strategies or strategic transactions do not result in the benefits anticipated and/or subject Assured Guaranty to negative consequences; (xi) the impact of the announcement of Assured Guaranty’s strategies on Assured Guaranty and the perception of Assured Guaranty by its investors, regulators, rating agencies, and employees; (xii) loss of key personnel; (xiii) risks related to the expansion into annuity reinsurance and the launching of Assured Life Reinsurance Ltd.; (xiv) the failure of Assured Guaranty to successfully integrate acquired businesses, including Assured Guaranty’s acquisition of Warwick Company (UK) Limited; (xv) the possibility that longevity, mortality, lapse, withdrawal or surrender experience in Assured Guaranty’s annuity reinsurance business is less favorable than the rates Assured Guaranty used in pricing its reinsurance agreements; (xvi) the inability to control the business, management or policies of entities in which Assured Guaranty holds a noncontrolling interest; (xvii) the impact of market volatility on the fair value of Assured Guaranty’s assets and liabilities subject to mark-to-market, including certain of its investments, contracts accounted for as derivatives, its committed capital securities, and its consolidated variable interest entities; (xviii) the possibility that budget or pension shortfalls, difficulties in obtaining additional financing, changes in applicable laws or regulations or other factors will result in credit losses or liquidity claims on obligations that Assured Guaranty insures or reinsures; (xix) insured losses, including losses with respect to related legal proceedings, in excess of those expected by Assured Guaranty or the failure of Assured Guaranty to realize loss recoveries that are assumed in its expected loss estimates for insurance exposures; (xx) the possibility that underwriting insurance in new jurisdictions and/or covering new sectors, lines or classes of business does not result in the benefits anticipated or subjects Assured Guaranty to negative consequences; (xxi) increased competition, including from new market entrants and alternative forms of credit protection; (xxii) the inability of Assured Guaranty to access capital on acceptable terms or have sufficient liquidity to cover unexpected stress; (xxiii) noncompliance with, and/or changes in, applicable laws or regulations, including insurance, bankruptcy and tax laws, tariffs, or other governmental actions; (xxiv) the possibility that legal or regulatory decisions or determinations subject Assured Guaranty or obligations that it insures or reinsures to negative consequences; (xxv) difficulties or delays with the execution of Assured Guaranty’s business strategy; (xxvi) changes in applicable accounting policies or practices; (xxvii) public health crises, including pandemics and endemics, and the governmental and private actions taken in response to such events; (xxviii) natural or man-made catastrophes; (xxix) the impact of climate change on Assured Guaranty’s business and regulatory actions taken related to such risk; (xxx) other risk factors identified in AGL’s filings with the U.S. Securities and Exchange Commission; (xxxi) other risks and uncertainties that have not been identified at this time; and (xxxii) management’s response to these factors.

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

In the Financial Guaranty segment (which, prior to March 31, 2026, was called the Insurance segment), the Company provides credit protection products to the U.S. and non-U.S. public finance (including infrastructure) and structured finance markets. The Annuity Reinsurance segment comprises the results of Assured Life Reinsurance Ltd. (Assured Life Re) and other subsidiaries acquired in the acquisition of Assured Life Re. The Company participates in the asset management business primarily through its ownership interest in Sound Point Capital Management, LP (Sound Point, LP) and certain of its investment management affiliates (together with Sound Point, LP, Sound Point). See Item 1. Financial Statements, Note 1. Business and Basis of Presentation and Note 9. Investments.

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

	S&P	KBRA	Moody’s	A.M. Best Company, Inc.
Assured Guaranty Inc. (AG)	AA (stable) (7/17/26)	AA+ (stable) (8/3/26)	A1 (stable) (7/27/26)	—
Assured Guaranty Re Ltd. (AG Re)	AA (stable) (7/17/26)	—	—	—
Assured Guaranty Re Overseas Ltd. (AGRO)	AA (stable) (7/17/26)	—	—	A+ (stable) (8/19/26)
Assured Guaranty UK Limited (AGUK)	AA (stable) (7/17/26)	AA+ (stable) (8/3/26)	A1 (stable) (7/27/26)	—
Assured Guaranty (Europe) SA (AGE)	AA (stable) (7/17/26)	AA+ (stable) (8/3/26)	—	—

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

Economic Environment

Strength of the Economy Generally. Global tariffs have increased since the U.S. administration announced a “reciprocal tariff” strategy on April 2, 2025, with the announced objective of rectifying trade practices that contribute to large and persistent annual U.S. goods trade deficits. Since that time, there have been numerous changes to announced tariffs as well as legal actions relating to tariff policies, resulting in uncertainty as to the future levels of U.S. tariffs. For example, the U.S. Supreme Court held on February 20, 2026, that the International Emergency Economic Powers Act does not authorize the President of the U.S. to impose tariffs. However, following this decision, the U.S. administration implemented alternative tariffs effective July 24, 2026, and tariff levels and related trade policies continue to evolve. Some U.S. trading partners have announced or imposed tariffs or other trading restrictions in response to U.S. actions.

According to the advance estimate released by the U.S. Bureau of Economic Analysis, real gross domestic product (GDP) increased at an annual rate of 3.4% in the three-month period ended September 30, 2026 (third quarter 2026), compared to a real GDP increase of 2.2% (as revised) in the second quarter of 2026. At the end of September 2026, the U.S. unemployment rate, seasonally adjusted, stood at 4.2%, lower than where it started the year at 4.4%.

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

Inflation. According to the U.S. Bureau of Labor Statistics, the inflation rate in the U.S. before seasonal adjustment for the 12-month period ending September 2026, as measured by the Consumer Price Index for All Urban Consumers, was 3.7%, as compared to 3.0% for the 12-month period ending September 2025. According to the United Kingdom (U.K.) Office for National Statistics, the Consumer Prices Index including owner occupiers’ housing costs rose 3.6% for the 12 months through September 2026, lower than the 4.1% for the 12 months through September 2025. Increases in oil and other energy prices associated with the continuing conflict in the Middle East have contributed to elevated inflation and to market concerns regarding future inflation, particularly in economies that are more exposed to imported energy costs, including the U.K.

Generally, inflation reduces the real value of money over time. For obligors whose payments the Company insures, inflation can mean that the real value of their fixed debt payments decreases, potentially making it relatively easier for obligors to service these fixed-rate debts and less likely for them to default. However, if inflation increases operating expenses and revenues or incomes do not keep pace, obligors may find it more difficult to make their payment obligations, even if nominal debt payments remain unchanged. Higher inflation can also lead to tighter monetary policies, which are actions taken by sovereign central banks to reduce the amount of money circulating in the economy, including raising interest rates, which can make refinancing or servicing debt more difficult. In addition, consumer price inflation in the U.K. affects the Company’s reported net par outstanding for certain U.K. exposures with $24.0 billion of net par outstanding as of September 30, 2026, and also affects projected future installment premiums on the portion of such exposure that pays at least a portion of the premium on an installment basis over the term of the exposure.

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

Interest Rates. The federal funds rate is the rate at which U.S. banks lend to and borrow from each other, is the benchmark for most U.S. interest rates, and tends to influence U.S. mortgage rates. As the federal funds rate increases or decreases, interest rates, including mortgage rates, tend to move in the same direction. From September 2024 through December 2025, the Federal Open Market Committee (FOMC) lowered the federal funds rate from a target range of 5.25% to 5.50% to a range of 3.50% to 3.75%, and it held the federal funds rate at that range through its July 2026 meeting. At its September 2026 meeting, citing elevated inflation, the FOMC raised the federal funds rate by 0.25 percentage point to a target range of 3.75% to 4.00%, its first increase since 2023, stating that the action will support a timelier return to its 2% inflation objective. Most recently, at its October 2026 meeting, the FOMC held the federal funds rate at a target range of 3.75% to 4.00%. Longer-term U.S. Treasury yields also increased during third quarter 2026, reflecting, among other factors, market concerns regarding inflation, energy prices and government debt levels.

From 2024 through early 2026, the Bank of England’s Monetary Policy Committee (MPC) took actions similar to those of the FOMC to spur economic growth. As inflationary pressures eased and the U.K. economy showed signs of stagnation or mild recession, the MPC kept the Bank of England base rate (Bank Rate) unchanged for most of 2024, before beginning to decrease the Bank Rate in August 2024. In 2025 and early 2026, with inflation being closer to the MPC’s target level and economic growth slowing, the MPC further lowered the Bank Rate several times. At its November 2026 meeting, however, the MPC voted to increase the Bank Rate to 4.00%. Recent increases in oil and other energy prices may contribute to higher inflation expectations, which could influence future Bank of England policy decisions, including potential further increases in the Bank Rate, and place further upward pressure on U.K. gilt yields as longer-term rates reflect, among other factors, market expectations regarding future short-term rates and the term premium investors require to hold longer-dated securities.

The level and direction of change of interest rates and credit spreads impact the Company in numerous ways. On the one hand, higher interest rates may decrease the fair value of fixed-maturity securities currently held in the Company’s investment portfolio, dampen municipal and infrastructure bond issuance and adversely impact the finances of some of the obligors whose payments the Company insures, particularly those that need to refinance maturing debt. On the other hand, higher interest rates may increase the base on which the Company charges up-front premium on most new municipal and infrastructure bond transactions and may also increase amounts the Company can earn on securities newly acquired for its investment portfolio. Higher interest rates also may be accompanied by wider credit spreads, which may also increase the level of premiums the Company can charge for its financial guaranty transactions. Lower interest rates generally have the opposite effects.

Credit Spreads. The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company’s largest financial guaranty insurance market, U.S. public finance. The MMD rate averaged 4.58% for third quarter 2026, higher than the 4.33% average rate for the second quarter of 2026 and slightly higher than the 4.52% average rate for the quarter ended

September 2025. Meanwhile, the difference, or credit spread, between the 30-year BBB rated general obligation relative to the 30-year AAA MMD averaged 76.6 basis points (bps) for third quarter 2026, which is narrower compared to the 83.7 bps average for the second quarter of 2026 and narrower compared to the 90.0 bps average for the quarter ended September 2025. The Company believes that wider spreads could permit it to increase its premium rates on new business.

U.S. Residential Mortgage Rates. According to Freddie Mac, the 30-year fixed-rate mortgage rate averaged 7.03% for the week ending September 24, 2026, higher than the 30-year mortgage rate average of 6.30% from one year ago. The National Association of Realtors reported that there was a 2.2% decrease in year-over-year existing-home sales from September 2025 to September 2026, and that the median existing-home sales price increased 1.3% from September 2025 ($412,300) to September 2026 ($417,500). Higher housing prices may benefit the distressed residential mortgage-backed securities (RMBS) that the Company insures.

Foreign Exchange Rates. For third quarter 2026, the exchange rates between the pound sterling and the U.S. dollar and between the euro and the U.S. dollar traded within relatively narrow ranges and finished the quarter at levels generally consistent with where they began.

The Company is subject to foreign exchange risk in several areas of its business. First, with respect to the financial guaranty business, the Company guarantees non-U.S. obligations denominated primarily in pound sterling and euro, and also invests in pound sterling and euro denominated investments. Second, PRT reinsurance liabilities are denominated in pound sterling, along with the assets (after hedging) supporting this business. The impact of fluctuations in exchange rates on premiums receivable, financial guaranty loss reserves and PRT liabilities, along with any cross-currency derivatives, is reflected in the Company’s condensed consolidated statements of operations, while the impact of fluctuations in exchange rates on the Company’s investments classified as available-for-sale is reported in other comprehensive income.

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

The low interest rate environment and tight U.S. municipal credit spreads from when the financial crisis began in 2008 through early 2020 dampened demand for bond insurance compared with the levels before the financial crisis. After the onset of the COVID-19 pandemic in early 2020, credit spreads initially widened as a result of market concerns about the impact of the COVID-19 pandemic on some municipal credits, thereby improving demand for financial guaranty insurance even in a low interest rate environment, before narrowing again in 2022. The Company believes that wider credit spreads may improve demand for bond insurance.

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

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Nine Months 2026 (2)	Nine Months 2025 (2)	Year Ended December 31, 2025
	(dollars in billions, except number of issues and percentages)
Par:
New municipal bonds issued	$459.8	$430.0	$570.3
Total insured	$26.9	$34.2	$42.9
Insured by Assured Guaranty	$13.1	$21.5	$25.1
Number of issues:
New municipal bonds issued	7,060	6,967	9,372
Total insured	1,230	1,340	1,809
Insured by Assured Guaranty	615	703	908
Bond insurance market penetration based on:
Par	5.9%	7.9%	7.5%
Number of issues	17.4%	19.2%	19.3%
Single A par sold	18.0%	27.9%	25.2%
Single A transactions sold	60.5%	65.4%	64.7%
$25 million and under par sold	23.3%	24.5%	24.2%
$25 million and under transactions sold	23.6%	24.7%	24.9%
____________________
(1)    Source: The amounts in the table are those reported by London Stock Exchange Group (LSEG). The table excludes private placements and Corporate-CUSIP transactions insured by Assured Guaranty, certain of which the Company also considers to be public finance business.
(2)    Nine-month period ended September 30, 2026 (nine months 2026) and nine-month period ended September 30, 2025 (nine months 2025).

The Company seeks to expand its financial guaranty business geographically by entering new markets; in 2024, the Company opened new offices in Australia and Singapore. The Company continues to evaluate business opportunities with an emphasis on sound credit fundamentals and pricing that delivers appropriate risk-adjusted returns. The Company has recently undertaken, and continues to undertake, several initiatives to broaden its insurance lines and classes of business, and improve the efficiency of its secondary market execution. For example, the Company has enhanced its structured finance new business production by developing fund finance into a flow business line. In addition, the Company is pursuing nonpayment insurance business strategies through internal and/or external growth opportunities.

Annuity Reinsurance

On January 21, 2026, the Company purchased all of the outstanding share capital in Warwick Company (UK) Limited (Warwick), which was the 100% indirect owner of Assured Life Re, formerly known as Warwick Re Limited, for a purchase price of $158 million, subject to certain post-closing adjustments (Assured Life Re Acquisition). Assured Life Re is a Class E long-term (life) reinsurance company incorporated and registered in Bermuda. Assured Life Re focuses on annuity reinsurance including U.K. PRT and U.S. multi-year guaranteed annuity (MYGA) transactions. The Company believes that the acquisition of the Assured Life Re platform will provide it with annuity business opportunities that complement its financial guaranty and asset management businesses, are consistent with its risk profile and benefit from its core competencies, including credit analysis and underwriting. The Assured Life Re Acquisition represents the Company’s first platform dedicated solely to the annuity reinsurance business.

The Company is actively pursuing additional opportunities in the annuity reinsurance business and in other businesses in line with its risk profile and that would benefit from its core competencies.

Asset Management

The Company participates in the asset management business primarily through its ownership interest in Sound Point. The Company’s ownership interest in Sound Point furthers its growth strategy of participating in a diversifying fee-based earnings stream independent of the risk-based premiums generated by its financial guaranty business.

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

The Company also, from time to time and where appropriate, participates in litigation to enforce or defend its rights in its financial guaranty business. For example, the Company initiated a number of legal actions to enforce its rights with respect to obligations of Puerto Rico and various obligations of its related authorities and public corporations. In addition, the Company successfully defended claims brought by Lehman Brothers International (Europe) (in administration) (LBIE) and prevailed in its counterclaim against LBIE; following the exhaustion of LBIE’s appeals, the Company recognized a realized gain on credit derivatives in the three-month period ended March 31, 2025 of $103 million, which represents the full satisfaction of the judgment it was awarded and its claims for attorneys’ fees, expenses and interest in connection with this litigation.

The Company may also purchase attractively priced obligations, including BIG obligations, that it has insured and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The fair value of Loss Mitigation Securities as of September 30, 2026 (excluding the value of the Company’s insurance) was $143 million.

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

Enhancement of Investment Returns Through Alternative Investments

The Company seeks to maintain an investment portfolio that supports the requirements of its insurance subsidiaries, strategic initiatives and liquidity needs, while maximizing the income it earns from such investments. In support of that goal, the Company aims to diversify the types of investments in its portfolio. Simultaneously with the Company’s acquisition of an ownership interest in Sound Point, AG engaged Sound Point as its sole alternative credit manager and transferred to Sound Point the management of certain existing alternative investments and related commitments. The Company expects to continue broadening its alternative investment opportunities and the return on its investments by investing $1 billion with Sound Point across multiple strategies, and establishing a long-term investment partnership with Sound Point pursuant to which AG agreed to reinvest all returns of capital from Sound Point investments until July 1, 2038 and to reinvest all gains and dividends from

Sound Point investments until July 1, 2025, and fifty percent of such gains and dividends thereafter until July 1, 2033. See Item 1. Financial Statements, Note 9. Investments, for a description of the alternative investments agreement with Sound Point.

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

Summary of Share Repurchases

	Amount (1)	Number of Shares	Average price per share (1)
	(in millions, except per share data)
2013 - 2025	$5,863	156.091	$37.56
2026 (January 1 - March 31)	75	0.882	85.58
2026 (April 1 - June 30)	45	0.554	80.68
2026 (July 1 - September 30)	10	0.123	83.78
2026 (October 1 - November 4)	—	—	—
Cumulative repurchases since the beginning of 2013	$5,993	157.650	38.01
____________________
(1)    Excludes commissions.

As of November 4, 2026, the Company was authorized to repurchase an additional $121 million of its common shares.

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

As of September 30, 2026, the estimated accretive effect of the cumulative repurchases of common shares since the beginning of 2013 was approximately: $67.42 per share in shareholders’ equity attributable to AGL, $74.48 per share in adjusted operating shareholders’ equity and $121.86 per share in adjusted book value (ABV).

The Company also seeks to manage its capital efficiently through reinsurance and other risk transfer arrangements. The amount of excess capital the Company has under the capital adequacy models of the rating agencies depends in part on the credit performance of its insured portfolio, and any deterioration in insured obligations, including obligations supported by revenue streams, requires the Company to hold additional capital under those models, which reduces the Company’s excess capital. Therefore, from time to time, the Company pursues initiatives to cede portions of its insured portfolio to third-party reinsurers or to transfer risk through other arrangements. The Company expects these initiatives to reduce the capital required for the ceded exposures under the rating agency models, and thereby increase its excess capital under those models. Additional excess capital would support the Company’s ability to write new business, return capital to shareholders and pursue other strategic initiatives. The availability, terms and capital benefit of such arrangements are subject to market conditions and to their treatment under those models. See Part I, Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of factors affecting the Company’s capital requirements.

The Company considers the appropriate mix of debt and equity in its capital structure. The Company may in the future choose to issue new debt or redeem or purchase its existing debt. See “— Liquidity and Capital Resources — AGL and its Holding Companies.”

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

Financial Performance of Assured Guaranty

Financial results include the results of Assured Life Re, which is included in Annuity Reinsurance segment, after the date of acquisition on January 21, 2026.

Financial Results

	Third Quarter		Nine Months
	2026	2025	2026	2025
	(in millions, except per share amounts)
GAAP
Net income (loss) attributable to AGL	$78	$105	$205	$384
Net income (loss) attributable to AGL per diluted share	$1.75	$2.18	$4.55	$7.73
Weighted average diluted shares	44.3	48.0	44.8	49.4

Non-GAAP (1)
Adjusted operating income (loss)	$86	$124	$256	$336
Adjusted operating income per diluted share	$1.94	$2.57	$5.68	$6.77
Weighted average diluted shares	44.3	48.0	44.8	49.4

Components of total adjusted operating income (loss)
Financial Guaranty segment	$115	$145	$302	$389
Annuity Reinsurance segment	1	—	3	—
Asset Management segment	2	3	42	19
Corporate division	(31)	(24)	(74)	(73)
Other (2)	(1)	—	(17)	1
Adjusted operating income (loss)	$86	$124	$256	$336

Financial Guaranty Segment
Gross written premiums (GWP)	$127	$75	$278	$195
Present value of new business production (PVP) (1)	128	91	280	194
Gross par written	7,541	9,141	23,403	24,539

	As of September 30, 2026		As of December 31, 2025
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$5,403	$122.91	$5,663	$125.32
Adjusted operating shareholders’ equity (1)	5,802	131.99	5,729	126.78
ABV (1)	8,466	192.60	8,424	186.43
Common shares outstanding (3)	44.0		45.2
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
(3)    See “— Overview — Key Business Strategies — Capital Management” above for information on common share repurchases.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Revenues:
Net earned premiums	$112	$94	$296	$274
Net investment income	103	94	293	270
Net realized investment gains (losses)	(11)	(10)	(36)	(32)
Fair value gains (losses) on derivatives	10	5	17	110
Fair value gains (losses) on CCS	(2)	8	(3)	9
Gains (losses) on FG VIEs	3	3	—	6
Fair value gains (losses) on CIVs	—	17	9	40
Foreign exchange gains (losses) on remeasurement	(1)	(23)	(22)	93
Fair value gains (losses) on trading securities	(2)	8	11	11
Asset management revenues	—	6	94	24
Other income (loss)	2	5	11	28
Total revenues	214	207	670	833
Expenses:
Loss and LAE (benefit)	2	(30)	23	38
Benefit expense for annuity reinsurance contracts	10	—	25	—
Interest expense	22	22	66	67
Amortization of deferred acquisition costs (DAC)	3	6	13	16
Employee compensation and benefit expenses	51	50	171	160
Asset management expenses	—	4	68	17
Other operating expenses	39	40	123	114
Total expenses	127	92	489	412
Income (loss) before income taxes and equity in earnings (losses) of investees	87	115	181	421
Equity in earnings (losses) of investees	12	20	32	76
Income (loss) before income taxes	99	135	213	497
Less: Provision (benefit) for income taxes	19	21	8	92
Net income (loss)	80	114	205	405
Less: Noncontrolling interest (NCI)	2	9	—	21
Net income (loss) attributable to Assured Guaranty Ltd.	$78	$105	$205	$384

Effective tax rate	19.0%	15.4%	3.4%	18.5%

Third Quarter 2026 Compared with Third Quarter 2025

Net income attributable to AGL for third quarter 2026 was lower compared with the three-month period ended September 30, 2025 (third quarter 2025) primarily due to the following:

•loss and LAE in third quarter 2026 of $2 million compared with a loss and LAE benefit of $30 million in third quarter 2025 primarily due to updates of recoveries for charged-off second lien U.S. RMBS loans in third quarter 2025.

This decrease was partially offset by:

•lower foreign exchange losses on remeasurement of $1 million in third quarter 2026, compared with losses of $23 million in third quarter 2025, and
•higher net earned premiums of $112 million in third quarter 2026, compared with $94 million in third quarter 2025 due to higher refundings and higher scheduled net earned premiums.

Nine Months 2026 Compared with Nine Months 2025

Net income attributable to AGL for nine months 2026 was lower compared with nine months 2025 primarily due to the following:

•foreign exchange losses on remeasurement of $22 million in nine months 2026, compared with gains of $93 million in nine months 2025,
•a fair value gain on credit derivatives related to the resolution of the LBIE litigation of $103 million in nine months 2025, and
•a decrease of $44 million in equity in earnings of investees in nine months 2026, primarily due to losses generated by the Company’s investment in a collateralized loan obligation (CLO) equity fund.

These decreases were partially offset by:

•a discrete tax benefit of $33 million in the three-month period ended March 31, 2026 (first quarter 2026) resulting from the enactment of the U.K. Finance Act 2026, which clarified that certain Bermuda pre-regime deferred taxes are excluded from covered taxes under the Pillar Two global minimum tax framework, and
•an increase of $19 million in performance fees (net of related expenses) due to the impact of the payout of carried interest from the sale of the underlying asset in a single-asset fund in first quarter 2026.

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

The following tables present pre-tax income by jurisdiction.

Pre-tax Income (Loss) by Tax Jurisdiction

	Third Quarter		Nine Months
	2026	2025	2026	2025
	(in millions)
U.K.	$4	$—	$(9)	$1
Foreign:
U.S.	$74	$117	$181	$407
Bermuda	19	21	46	95
France	2	(3)	(5)	(6)
Total	$99	$135	$213	$497

Adjusted Operating Income

Adjusted operating income in third quarter 2026 was $86 million, compared with $124 million in third quarter 2025. The decrease was primarily due to unfavorable loss expense variance of $32 million, mainly related to updates of recoveries for charged-off second lien U.S. RMBS loans in third quarter 2025, and fair value gains on trading securities in third quarter 2025, partially offset by the increase of $16 million in net earned premiums and credit derivative revenues due to higher refunding. See “— Results of Operations — Reconciliation to GAAP” for the reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

Adjusted operating income in nine months 2026 was $256 million, compared with $336 million in nine months 2025. The decrease was primarily due to a $103 million gain related to the resolution of the LBIE litigation in nine months 2025 and a decrease of $44 million in equity in earnings of investees in nine months 2026 primarily due to losses generated by the Company’s investment in a CLO equity fund. These decreases were offset in part by a $33 million discrete tax benefit resulting from the enactment of the U.K. Finance Act 2026; a $23 million increase in net investment income; a $21 million increase in net earned premiums and credit derivative revenues, excluding the effect of LBIE litigation, due to higher refundings and higher scheduled premiums; and a $19 million increase in performance fees, net of related expenses, due to the impact of the payout of carried interest from the sale of the underlying asset in a single-asset fund in nine months 2026. See “— Results of Operations — Reconciliation to GAAP” for the reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

Book Value and ABV

Shareholders’ equity attributable to AGL as of September 30, 2026 decreased compared with December 31, 2025, primarily due to unrealized losses on the investment portfolio, share repurchases and dividends, partially offset by net income. Adjusted operating shareholders’ equity increased primarily due to adjusted operating income, partially offset by share repurchases and dividends. ABV increased primarily due to adjusted operating income, GWP and the accretive effect of the Assured Life Re Acquisition, partially offset by share repurchases, dividends and loss development. See “— Non-GAAP Financial Measures” below for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and ABV.

On a per share basis, shareholders’ equity attributable to AGL decreased primarily due to unrealized losses on the investment portfolio. Adjusted operating shareholders’ equity per share and ABV per share increased as of September 30, 2026 compared with December 31, 2025, due, in part, to the accretive effect of the share repurchase program and the Assured Life Re Acquisition. See “— Non-GAAP Financial Measures” for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders’ equity and ABV.

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

The most recent events around the Strait of Hormuz have caused oil prices to rise, which the Company believes has contributed to market concerns regarding future inflation, particularly in economies that are more exposed to imported energy costs, including the U.K. For information on the impact on the Company of any future increases in interest rates and inflation, see “ — Overview — Economic Environment — Inflation” and “ — Interest Rates.”

Russia’s Ongoing War With Ukraine

Russia’s ongoing war with Ukraine has led to the imposition of economic sanctions by many western countries against Russia and certain Russian individuals, dislocation in global energy markets, massive refugee movements and payment default by certain Russian credits. The economic sanctions imposed by western governments, along with decisions by private companies regarding their presence in Russia, continue to reduce western economic ties to Russia and to reshape global economic and political ties more generally, and the Company cannot predict all of the potential effects of the conflict on the world or the Company.

The Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no material direct exposure to Ukraine or Russia. In fact, the Company’s direct insurance exposure to Eastern Europe generally is limited to $198 million in net par outstanding as of September 30, 2026, consisting of the sovereign debt of Poland. The Company rates this exposure investment grade.

2026 U.S. Operation in Venezuela

On January 3, 2026, the U.S. executed an operation within Venezuela apprehending Nicolas Maduro and his wife Cilia Flores who were taken to New York City and indicted in the U.S. District Court for the Southern District of New York on several charges related to narcoterrorism. In light of this development, the Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no direct exposure to Venezuela. The Company’s direct insurance exposure to South America is generally limited to $146 million in net par outstanding as of September 30, 2026, consisting of infrastructure finance located primarily in Colombia. The Company rates these exposures investment grade.

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

See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, of the Company’s 2025 Annual Report on Form 10-K for the Company’s significant accounting policies which includes a reference to the applicable note where further details regarding the significant estimates and assumptions are provided, as well as Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2025 Annual Report on Form 10-K for further details regarding the sensitivity analyses. In addition, see Item 1. Financial Statements, Note 2. Assured Life Re Acquisition and Note 7. Annuity Reinsurance for further details regarding the significant estimates and assumptions, as well as Item 3, Quantitative and Qualitative Disclosures About Market Risk, for further details regarding the sensitivity analyses related to Assured Life Re.

Results of Operations by Segment

The Company analyzes the operating performance of each segment using each segment’s adjusted operating income as described in Item 1. Financial Statements, Note 3. Segment Information.

Financial Guaranty Segment Results

Financial Guaranty Segment Results

	Third Quarter		Nine Months
	2026	2025	2026	2025
	(in millions)
Segment revenues
Net earned premiums and credit derivative revenues	$115	$99	$307	$325
Net investment income	93	94	270	269
Foreign exchange gains (losses) on remeasurement	—	(1)	(3)	11
Fair value gains (losses) on trading securities	(2)	8	11	11
Other income (loss)	1	6	3	28
Total segment revenues	207	206	588	644
Segment expenses
Loss expense (benefit)	1	(31)	23	(27)
Amortization of DAC	3	6	13	16
Employee compensation and benefit expenses	43	44	144	140
Other operating expenses	31	32	92	91
Total segment expenses	78	51	272	220
Equity in earnings (losses) of investees	9	16	7	48
Segment adjusted operating income (loss) before income taxes	138	171	323	472
Less: Provision (benefit) for income taxes	23	26	21	83
Segment adjusted operating income (loss)	$115	$145	$302	$389

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

Terminations are generally negotiated agreements with beneficiaries resulting in the extinguishment of the Company’s financial guaranty insurance obligation. Terminations have historically been more common in the structured finance sector but may also occur in the public finance sector. While each termination may have different terms, they all result in the expiration of the Company’s insurance risk, the acceleration of the recognition of the associated deferred premium revenue and the reduction of any remaining premiums receivable. The Company accounts for the significant modification of a financial guaranty insurance policy by derecognizing the existing insurance balances of the original contract and recording a replacement policy based on the modified terms.

Financial Guaranty Segment
Net Earned Premiums and Credit Derivative Revenues

	Third Quarter		Nine Months
	2026	2025	2026	2025
	(in millions)
Net earned premiums:
Financial guaranty insurance:
Public finance
Scheduled net earned premiums (1)	$73	$70	$213	$208
Refundings, terminations and modifications	18	4	22	13
Total public finance	91	74	235	221
Structured finance
Scheduled net earned premiums (1)	20	18	58	50
Accelerations	—	1	1	1
Total structured finance	20	19	59	51
Specialty insurance and reinsurance	2	2	5	4
Total net earned premiums	113	95	299	276

Credit derivative revenues	2	4	8	49
Total net earned premiums and credit derivative revenues	$115	$99	$307	$325
____________________
(1)    Includes accretion of discount.

Net earned premiums and credit derivative revenues increased in third quarter 2026 compared with third quarter 2025 primarily due to higher refundings and higher scheduled net earned premiums. Net earned premiums and credit derivative revenues decreased in nine months 2026 compared with nine months 2025 primarily due to credit derivative revenues related to the resolution of the LBIE litigation in nine months 2025, offset in part by higher refundings and higher scheduled structured finance net earned premiums, which are primarily attributable to continued growth in shorter duration strategies like fund finance. As of September 30, 2026, $3.6 billion of net deferred premium revenue remained to be earned over the life of the financial guaranty insurance contracts.

New Business Production

Gross Written Premiums and New Business Production

	Third Quarter		Nine Months
	2026	2025	2026	2025
	(in millions)
GWP
Public finance—U.S.	$87	$77	$189	$175
Public finance—non-U.S.	21	(13)	37	(6)
Structured finance—U.S. (2)	13	2	30	8
Structured finance—non-U.S.	6	9	22	18
Total GWP	$127	$75	$278	$195
PVP (1):
Public finance—U.S.	$93	$78	$199	$152
Public finance—non-U.S.	20	5	31	19
Structured finance—U.S. (2)	9	—	25	3
Structured finance—non-U.S.	6	8	25	20
Total PVP	$128	$91	$280	$194
Gross Par Written (1):
Public finance—U.S.	$5,566	$7,851	$15,627	$20,981
Public finance—non-U.S.	284	243	738	715
Structured finance—U.S. (2)	646	42	2,579	168
Structured finance—non-U.S.	1,045	1,005	4,459	2,675
Total gross par written	$7,541	$9,141	$23,403	$24,539
____________________
(1)    PVP and Gross Par Written in the table above are based on “close date,” when the transaction settles. See “— Non-GAAP Financial Measures — PVP or Present Value of New Business Production.” PVP was discounted at 4.5% in both third quarter 2026 and nine months 2026. PVP was discounted at 5.0% in both third quarter 2025 and nine months 2025.
(2)    Nine months 2026 include $12 million of GWP, $9 million of PVP and $395 million of gross par written for a transaction in which the Company’s exposure is primarily to U.S. government treasury securities.

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

Third Quarter 2026

U.S. public finance GWP and PVP include transactions closed in both the primary and secondary markets. U.S. public finance GWP and PVP in third quarter 2026 increased compared with third quarter 2025 by $10 million and $15 million, respectively. Significant contributors to U.S. public finance results this quarter included infrastructure finance, transportation revenue and municipal utility revenue transactions.

The Company’s primary par written represented 41% of the total U.S. municipal market insured par sold in third quarter 2026, as reported by LSEG; however, the LSEG number excludes $1.5 billion in par insured on a military housing transaction. Including that transaction increases the Company’s par written to 50% of insured par sold. The 41% reported by LSEG compares with 61% in third quarter 2025. The Company’s penetration of all municipal issuance was 2.2% in third quarter 2026 compared with 4.9% in third quarter 2025.

Non-U.S. public finance GWP and PVP in third quarter 2026 increased compared with third quarter 2025, by $34 million and $15 million, respectively, and were primarily attributable to an infrastructure finance transaction in France and a regulated energy transaction in Spain. GWP for non-U.S. public finance in third quarter 2025 was negative due to the early repayment of several U.K. sub-sovereign credits, which had no impact on third quarter 2025 PVP.

U.S. and non-U.S. structured finance GWP and PVP in third quarter 2026 increased compared with third quarter 2025, and results were primarily attributable to fund finance transactions, a commercial real estate balloon note guaranty transaction and a non-U.S. consumer receivables auto lending facility transaction.

Nine Months 2026

U.S. public finance GWP and PVP include transactions closed in both the primary and secondary markets. U.S. public finance GWP and PVP increased in nine months 2026 compared with nine months 2025 by $14 million and $47 million, respectively. Significant contributors to U.S. public finance results year-to-date included infrastructure finance and healthcare transactions.

The Company’s primary par written represented 49% of the total U.S. municipal market insured par sold in nine months 2026, as reported by LSEG; however, the LSEG number excludes $2.0 billion in par insured on military housing transactions and a university healthcare transaction. Including those transactions increases the Company’s par written to 52% of insured par sold. The 49% reported by LSEG compares with 63% in nine months 2025. The Company’s penetration of all municipal issuance was 2.9% in nine months 2026 compared with 5.0% in nine months 2025. While the Company’s U.S. primary par written will vary from period to period, the Company's U.S. public finance portfolio has been growing in recent years. After reaching a year-end low of $171.6 billion as of December 31, 2020, U.S. public finance insured net par outstanding has increased 28% to $219.7 billion as of September 30, 2026.

Non-U.S. public finance GWP and PVP in nine months 2026 increased compared with nine months 2025 and included a primary market European toll road, a primary social housing transaction in France, annual extensions of liquidity facilities and two Spanish regulated energy transactions. Non-U.S. public finance GWP in nine months 2025 was negative due to the early repayment of several U.K. sub-sovereign credits, which had no impact on nine months 2025 PVP.

U.S. and non-U.S. structured finance GWP and PVP in nine months 2026 increased compared with nine months 2025, and results were primarily attributable to fund finance, financial guaranties for life insurance capital management purposes and a commercial real estate balloon note guaranty transaction.

Business activity in the non-U.S. public finance market often has long lead times and therefore may vary from period to period.

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

Contingent value instruments (CVIs) issued by Puerto Rico and received as part of the resolution of defaulting Puerto Rico exposures in 2022 are classified as trading with changes in fair value reported in “fair value gains (losses) on trading securities” in the condensed consolidated statements of operations. The fair value of remaining CVIs as of September 30, 2026 and December 31, 2025 was $82 million and $114 million, respectively.

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

Financial Guaranty Segment
Income from Investments

	Third Quarter		Nine Months
	2026	2025	2026	2025
	(in millions)
Net investment income
Fixed-maturity securities, available-for-sale	$83	$82	$242	$234
Short-term investments	6	11	20	29
Intercompany loans	2	2	6	7
Other invested assets	4	1	6	3
Investment income	95	96	274	273
Investment expenses	(2)	(2)	(4)	(4)
Net investment income	$93	$94	$270	$269

Fair value gains (losses) on trading securities	$(2)	$8	$11	$11

Equity in earnings (losses) of investees
CLOs	$4	$3	$(26)	$6
Private healthcare investing	1	5	15	18
Asset-based/specialty finance	3	7	14	21
Commercial real estate finance	2	—	5	—
Other	(1)	1	(1)	3
Equity in earnings (losses) of investees	$9	$16	$7	$48

Net investment income for available-for-sale fixed-maturity securities for nine months 2026 increased compared with nine months 2025, primarily due to a shift in the portfolio to higher yielding corporate securities, offset in part by $21 million of lower income from Loss Mitigation Securities and CLO notes. Short-term investment income declined as a result of lower short-term interest rates and lower short-term average investment balances. The Company’s overall pre-tax book yield of available-for-sale fixed-maturity securities and short-term investments was 5.00% and 4.80% as of September 30, 2026 and September 30, 2025, respectively.

Equity in earnings (losses) of investees for nine months 2026 decreased compared with nine months 2025 primarily due to losses in a CLO equity fund.

Foreign Exchange Gains (Losses) on Remeasurement

The variances in foreign exchange gains (losses) on remeasurement for third quarter 2026 and nine months 2026 compared with third quarter 2025 and nine months 2025 are primarily due to remeasurement of cash. Foreign exchange gains and losses are primarily due to changes in the exchange rate of the pound sterling relative to the U.S. dollar.

Other Income (Loss)

The decrease in “other income (loss)” in nine months 2026 was primarily attributable to $15 million of consent and usage fees associated with the workout and purchase of bonds issued by a U.K. regulated utility to which the Company had insured exposure in nine months 2025.

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

Current risk-free rates are used to discount expected losses at the end of each reporting period. Therefore, changes in such rates from period to period affect economic loss development and loss and LAE. However, the effect of changes in discount rates is not indicative of actual credit impairment or improvement. The weighted average discount rates used to discount expected losses (recoveries) were 5.00% and 3.92% as of September 30, 2026 and December 31, 2025, respectively.

The composition of economic loss development (benefit) by accounting model and by sector is presented in the tables that follow, and the drivers of economic loss development (benefit) are discussed below.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Third Quarter		Nine Months
Accounting Model	September 30, 2026	December 31, 2025	2026	2025	2026	2025
	(in millions)
Financial guaranty insurance	$101	$88	$(25)	$(35)	$67	$51
FG VIEs	12	13	(2)	(4)	(2)	(5)
Credit derivatives	—	—	—	1	—	(63)	(1)
Total	$113	$101	$(27)	$(38)	$65	$(17)

	(in billions)
Net exposure rated BIG	$8.02	$8.77
___________________________________________
(1)    Includes $63 million of recoveries related to the resolution of the LBIE litigation.

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Third Quarter 2026
Sector	Net Expected Loss to be Paid (Recovered) as of June 30, 2026	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2026
	(in millions)
Public finance:
U.S. public finance	$42	$(20)	$(63)	$(41)
Non-U.S. public finance	132	(3)	3	132
Public finance	174	(23)	(60)	91
Structured finance:
U.S. RMBS	(40)	(4)	8	(36)
Other structured finance	58	—	—	58
Structured finance	18	(4)	8	22
Total	$192	$(27)	$(52)	$113

	Third Quarter 2025
Sector	Net Expected Loss to be Paid (Recovered) as of June 30, 2025	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2025
	(in millions)
Public finance:
U.S. public finance	$53	$(2)	$(81)	$(30)
Non-U.S. public finance	139	(6)	—	133
Public finance	192	(8)	(81)	103
Structured finance:
U.S. RMBS	(35)	(31)	7	(59)
Other structured finance	29	1	30	60
Structured finance	(6)	(30)	37	1
Total	$186	$(38)	$(44)	$104

	Nine Months 2026
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2025	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2026
	(in millions)
Public finance:
U.S. public finance	$(31)	$69	$(79)	$(41)
Non-U.S. public finance	126	3	3	132
Public finance	95	72	(76)	91
Structured finance:
U.S. RMBS	(54)	(7)	25	(36)
Other structured finance	60	—	(2)	58
Structured finance	6	(7)	23	22
Total	$101	$65	$(53)	$113

	Nine Months 2025
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2024	Net Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2025
	(in millions)
Public finance:
U.S. public finance	$18	$51	$(99)	$(30)
Non-U.S. public finance	98	36	(1)	133
Public finance	116	87	(100)	103
Structured finance:
U.S. RMBS	(43)	(40)	24	(59)
Other structured finance	33	(64)	91	60
Structured finance	(10)	(104)	115	1
Total	$106	$(17)	$15	$104
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets.”

The effect of changes in the risk-free rates included in economic loss development (benefit) were losses of $16 million in third quarter 2026, $10 million in nine months 2026 and $6 million in nine months 2025.

Third Quarter 2026 Net Economic Loss Development

Public Finance: The economic benefit of $20 million for U.S. public finance exposures was primarily attributable to additional liquidity available to Brightline Trains Florida LLC (Brightline) as a result of its recent proposed restructuring.

Third Quarter 2025 Net Economic Loss Development

Public Finance: The economic benefit of $8 million for public finance exposures was primarily attributable to lower estimated costs related to certain healthcare exposures.

U.S. RMBS: The economic benefit of $31 million for U.S. RMBS primarily consisted of a $26 million benefit due to higher assumed recoveries for charged-off second lien loans.

Nine Months 2026 Net Economic Loss Development

Public Finance: The economic loss development of $69 million for U.S. public finance exposures was primarily attributable to Brightline and Puerto Rico Electric Power Authority (PREPA), partially offset by an economic benefit for certain healthcare exposures.

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

While expected loss to be paid (recovered) is an important measure that provides the present value of amounts that the Company expects to pay or recover in future periods regardless of accounting model, expected loss to be expensed is important because it represents the Company’s projection of net expected losses that will be recognized in the condensed consolidated statements of operations in future periods as deferred premium revenue amortizes into income. For additional information on the expected timing of net expected losses to be expensed, see Item 1. Financial Statements, Note 6. Contracts Accounted for as Financial Guaranty Insurance.

The amount of Financial Guaranty segment loss expense, which includes losses on policies regardless of form, is a function of the amount of economic loss development discussed above and the deferred premium revenue amortization in a given period, on a contract-by-contract basis. The following table presents the Financial Guaranty segment loss expense (benefit).

Financial Guaranty Segment
Loss Expense (Benefit)

	Third Quarter		Nine Months
	2026	2025	2026	2025
	(in millions)
U.S. public finance	$—	$(5)	$9	$46
Non-U.S. public finance	1	(2)	12	18
Structured finance:
U.S. RMBS	(1)	(26)	1	(27)
Other structured finance (1)	1	2	1	(64)
Structured finance	—	(24)	2	(91)
Total Financial Guaranty segment loss expense (benefit)	$1	$(31)	$23	$(27)
____________________
(1)    Nine Months 2025 includes $63 million of recoveries in connection with the resolution of the LBIE litigation.

Annuity Reinsurance Segment Results

Annuity Reinsurance Segment Results

	Third Quarter	Nine Months
	2026	2026
	(in millions)
Segment revenues:
Net investment income (1)	$10	$26
Fair value gains (losses) on derivatives (2)	5	14
Other income (loss)	1	1
Total segment revenues	16	41
Segment expenses:
Benefit expense for annuity reinsurance contracts (3)	10	25
Employee compensation and benefit expenses	3	8
Other operating expenses	2	6
Total segment expenses	15	39
Segment adjusted operating income (loss) before income taxes	1	2
Less: Provision (benefit) for income taxes	—	(1)
Segment adjusted operating income (loss)	$1	$3
____________________
(1)    Represents primarily net investment income on assets supporting the PRT contract.
(2)    Represents the change in the fair value of the embedded derivative in funds withheld, excluding realized and unrealized gains (losses) on the underlying investments of the funds withheld account supporting Assured Life Re’s MYGA contract.
(3)    Benefit expense for annuity reinsurance contracts for third quarter 2026 and nine months 2026 includes $6 million and $15 million related to PRT benefit expense, respectively, and $4 million and $10 million related to MYGA interest expense, respectively.

On January 21, 2026, the Company entered the annuity reinsurance market through the acquisition of Warwick. See “— Overview — Key Business Strategies — Annuity Reinsurance.”

Assured Life Re reinsures a block of PRT business, with reserves of $459 million, supported by a $569 million asset portfolio that consists primarily of U.S. and U.K. corporate and government bonds, including a portfolio of inflation-linked bonds. The asset portfolio also includes derivatives that economically hedge currency, inflation and interest rate mismatches between the PRT liabilities, which are long-dated inflation-linked pound sterling-denominated obligations, and the investment portfolio, which includes certain U.S. dollar denominated and non-inflation linked securities. See “— Reconciliation to GAAP.”

Assured Life Re also reinsures a block of MYGA business with a policyholder account value of $248 million, assumed under a funds withheld coinsurance arrangement, for which the Company reports a funds withheld receivable of $267 million. Assets within the funds withheld account primarily consist of mortgage and other asset-backed securities.

The Company also maintains $21 million of fixed-maturity securities for Assured Life Re’s own account. See Item 1. Financial Statements, Note 7. Annuity Reinsurance.

Asset Management Segment Results

Asset Management Segment Results

	Third Quarter		Nine Months
	2026	2025	2026	2025
	(in millions)
Segment revenues	$—	$8	$118	$29
Less: Segment expenses	—	4	68	17
Equity in earnings (losses) of investees	2	—	3	12
Segment adjusted operating income (loss) before income taxes	2	4	53	24
Less: Provision (benefit) for income taxes	—	1	11	5
Segment adjusted operating income (loss)	$2	$3	$42	$19

Results in the table above primarily represent (i) equity in earnings (losses) of Sound Point, net of the amortization of finite-lived intangible assets associated with the basis difference in Sound Point, and (ii) other asset management related income, including the impact of the payout of carried interest from the sale of the underlying asset in a single-asset fund.

Corporate Division Results

Corporate Division Results

	Third Quarter		Nine Months
	2026	2025	2026	2025
	(in millions)
Revenues
Bargain purchase gain	$—	$—	$6	$—
Other	2	3	7	11
Total revenues	2	3	13	11
Expenses
Interest expense	24	24	72	74
Employee compensation and benefit expenses	5	6	19	20
Other operating expenses	6	8	25	23
Total expenses	35	38	116	117
Equity in earnings (losses) of investees	1	9	24	28
Adjusted operating income (loss) before income taxes	(32)	(26)	(79)	(78)
Less: Provision (benefit) for income taxes	(1)	(2)	(5)	(5)
Adjusted operating income (loss)	$(31)	$(24)	$(74)	$(73)

In connection with the Assured Life Re Acquisition, the Company recognized a provisional bargain purchase gain of $6 million in nine months 2026. See Item 1. Financial Statements, Note 2. Assured Life Re Acquisition, for additional information.

Corporate division interest expense primarily relates to debt issued by the U.S. Holding Companies, and also includes intersegment interest expense. See “— Liquidity and Capital Resources — AGL and its Holding Companies — Long-Term Debt Obligations” for additional information.

Corporate division employee compensation and benefits expenses and other operating expenses are an allocation of expenses based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance including the Board’s expenses, legal fees and other direct or allocated expense. Other operating expenses were higher in nine months 2026 compared with nine months 2025 primarily due to higher professional fees related to the Assured Life Re Acquisition.

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

	Third Quarter		Nine Months
	2026	2025	2026	2025
Effect on Financial Statement Line Item	(in millions)
Gains (losses) on FG VIEs (1)	$3	$3	$—	$6
Fair value gains (losses) on CIVs	—	17	9	40
Equity in earnings (losses) of investees (2)	—	(5)	(2)	(12)
Other (3)	(2)	(6)	(29)	(12)
Effect on income before tax	1	9	(22)	22
Less: Tax provision (benefit)	—	—	(5)	—
Effect on net income (loss)	1	9	(17)	22
Less: Effect on NCI (4)	2	9	—	21
Effect on net income (loss) attributable to AGL	$(1)	$—	$(17)	$1

By Type of VIE
FG VIEs	$(1)	$(1)	$(1)	$(1)
CIVs	—	1	(16)	2
Effect on net income (loss) attributable to AGL	$(1)	$—	$(17)	$1
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

	Third Quarter 2026		Third Quarter 2025
	Total	Per Diluted Share	Total	Per Diluted Share
	(in millions, except per share amounts)
Net income (loss) attributable to AGL	$78	$1.75	$105	$2.18
Less pre-tax adjustments:
Realized gains (losses) on investments	(11)	(0.26)	(10)	(0.22)
Non-credit impairment-related fair value gains (losses) on credit derivatives	—	(0.01)	1	0.02
Fair value gains (losses) of freestanding derivatives in the Annuity Reinsurance segment	6	0.15	—	—
Realized and unrealized fair value gains (losses) of the embedded derivative in funds withheld	(3)	(0.08)	—	—
Fair value gains (losses) on CCS	(2)	(0.04)	8	0.17
Foreign exchange gains (losses) on remeasurement of certain assets and liabilities	(1)	(0.02)	(22)	(0.44)
Total pre-tax adjustments	(11)	(0.26)	(23)	(0.47)
Less tax effect on pre-tax adjustments	3	0.07	4	0.08
Adjusted operating income (loss)	$86	$1.94	$124	$2.57

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $0 and $0) included in adjusted operating income	$(1)	$(0.01)	$—	$—

	Nine Months 2026		Nine Months 2025
	Total	Per Diluted Share	Total	Per Diluted Share
	(in millions, except per share amounts)
Net income (loss) attributable to AGL	$205	$4.55	$384	$7.73
Less pre-tax adjustments:
Realized gains (losses) on investments	(36)	(0.80)	(32)	(0.65)
Non-credit impairment-related fair value gains (losses) on credit derivatives	(3)	(0.07)	(2)	(0.05)
Fair value gains (losses) of freestanding derivatives in the Annuity Reinsurance segment	3	0.07	—	—
Realized and unrealized fair value gains (losses) of the embedded derivative in funds withheld	(5)	(0.12)	—	—
Fair value gains (losses) on CCS	(3)	(0.07)	9	0.19
Foreign exchange gains (losses) on remeasurement of certain assets and liabilities	(20)	(0.43)	82	1.66
Total pre-tax adjustments	(64)	(1.42)	57	1.15
Less tax effect on pre-tax adjustments	13	0.29	(9)	(0.19)
Adjusted operating income (loss)	$256	$5.68	$336	$6.77

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $(5) and $0) included in adjusted operating income	$(17)	$(0.38)	$1	$0.03

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2026	2025	2026	2025
	(in millions)
Gross realized gains on sales of available-for-sale securities	$2	$1	$7	$5
Gross realized losses on sales of available-for-sale securities	(3)	(1)	(10)	(10)
Net foreign currency gains (losses)	3	1	4	—
Change in the allowance for credit losses and intent to sell	(13)	(12)	(38)	(25)
Other net realized gains (losses)	—	1	1	(2)
Net realized investment gains (losses)	$(11)	$(10)	$(36)	$(32)

The change in the allowance for credit losses for third quarter 2026 was primarily related to CLO subordinated notes and corporate securities. The change in the allowance for credit losses for third quarter 2025, nine months 2026 and nine months 2025 was primarily associated with CLO subordinated notes.

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

Realized and Unrealized Fair Value Gains (Losses) of the Embedded Derivative in Funds Withheld

The funds withheld arrangement includes the Company’s right to receive the total return on the assets supporting the funds withheld coinsurance agreement, which represents an embedded derivative. The fair value of this embedded derivative is included in funds withheld on the condensed consolidated balance sheets and the change in its fair value is based on the fair value of the underlying assets. The changes in fair value of the embedded derivative in funds withheld related to realized and unrealized gains and losses of the underlying investment portfolio are not included in adjusted operating income. See Item 1. Financial Statements, Note 11. Fair Value Measurement, and “— Liquidity and Capital Resources — Investment Portfolio — Funds Withheld” for additional information.

Fair Value Gains (Losses) on CCS

Fair value gains (losses) on CCS are heavily affected by, and in part fluctuate with, changes in market credit spreads and interest rates and other market factors and are not expected to result in an economic gain or loss. See Item 1. Financial Statements, Note 11. Fair Value Measurement.

Foreign Exchange Gains (Losses) on Remeasurement

Foreign exchange gains (losses) of $(1) million in third quarter 2026, $(22) million in third quarter 2025, $(20) million in nine months 2026 and $82 million in nine months 2025 were primarily related to certain assets and liabilities such as premiums receivables and insurance liabilities that are long-term in nature. Foreign exchange gains and losses are primarily due to changes in the exchange rate of the pound sterling and, to a lesser extent, the euro relative to the U.S. dollar. Approximately 65% and 68% of gross premiums receivable, net of commissions payable, as of September 30, 2026 and December 31, 2025, respectively, are denominated in currencies other than the U.S. dollar. Premiums on European infrastructure and structured finance transactions typically are paid, in whole or in part, on an installment basis, whereas premiums on U.S. public finance transactions are often paid upfront. Future policy benefits for annuity reinsurance contracts are all denominated in pound sterling.

The following table presents the foreign exchange rates as of the balance sheet dates.

Foreign Exchange Rates
U.S. Dollar Per Foreign Currency

	As of September 30, 2026	As of December 31, 2025	As of September 30, 2025	As of December 31, 2024
Pound sterling	$1.327	$1.348	$1.345	$1.252
Euro	$1.133	$1.175	$1.173	$1.035

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

3)    Elimination of changes in fair value of freestanding derivatives in the Annuity Reinsurance segment that economically hedge market movements in financial instruments and insurance liabilities (but are not in designated hedging relationships in accordance with GAAP). Certain mark-to-market movements of the hedged market risks are not reported in net income (loss) attributable to AGL, such as changes in the unrealized gains and losses on the available-for-sale investment portfolio due to fluctuations in exchange rates and interest rates, and certain components of changes in insurance liabilities as a result of changes in interest rates.

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

Adjusted Operating Shareholders’ Equity and ABV

The Company’s management believes that adjusted operating shareholders’ equity is a useful measure because it excludes the fair value adjustments that are not expected to result in an economic gain or loss. The Company’s management uses ABV, further adjusted to remove the effect of FG VIE and CIV consolidation, to measure the intrinsic value of the Company, excluding franchise value. The Company’s management believes that ABV is a useful measure because it enables an evaluation of the Company’s in-force premiums and revenues net of expected losses.

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

	As of September 30, 2026		As of December 31, 2025
	Total	Per Share	Total	Per Share
	(dollars in millions, except share amounts)
Shareholders’ equity attributable to AGL	$5,403	$122.91	$5,663	$125.32
Less pre-tax adjustments:
Non-credit impairment-related fair value gains (losses) on credit derivatives	52	1.18	55	1.21
Fair value gains (losses) on CCS	18	0.42	22	0.48
Unrealized gains (losses) on investment portfolio	(548)	(12.47)	(149)	(3.28)
Fair value gains (losses) of freestanding derivatives in the Annuity Reinsurance segment	1	0.03	—	—
Fair value gains (losses) of the embedded derivative in funds withheld	(5)	(0.11)	—	—
Less taxes	83	1.87	6	0.13
Adjusted operating shareholders’ equity	5,802	131.99	5,729	126.78
Pre-tax adjustments:
Less: DAC	209	4.75	192	4.25
Plus: Net present value of estimated net future revenue	184	4.19	194	4.30
Plus: Net deferred revenues on insurance contracts	3,354	76.30	3,367	74.51
Plus taxes	(665)	(15.13)	(674)	(14.91)
ABV	$8,466	$192.60	$8,424	$186.43

Gain (loss) related to FG VIE and CIV consolidation included in:
Adjusted operating shareholders’ equity (net of tax provision (benefit) of $(2) and $2)	$(7)	$(0.16)	$8	$0.18
ABV (net of tax provision (benefit) of $(3) and $1)	(11)	(0.25)	3	0.07

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

Reconciliation of GWP to PVP

	Third Quarter 2026					Third Quarter 2025
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$87	$21	$13	$6	$127	$77	$(13)	$2	$9	$75
Less: Installment GWP and other GAAP adjustments (1)	37	21	7	6	71	32	(13)	1	9	29
Upfront GWP	50	—	6	—	56	45	—	1	—	46
Plus: Installment premiums and other (2)	43	20	3	6	72	33	5	(1)	8	45
PVP	$93	$20	$9	$6	$128	$78	$5	$—	$8	$91

	Nine Months 2026					Nine Months 2025
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$189	$37	$30	$22	$278	$175	$(6)	$8	$18	$195
Less: Installment GWP and other GAAP adjustments (1)	57	37	24	22	140	64	(6)	7	18	83
Upfront GWP	132	—	6	—	138	111	—	1	—	112
Plus: Installment premiums and other (2)	67	31	19	25	142	41	19	2	20	82
PVP	$199	$31	$25	$25	$280	$152	$19	$3	$20	$194
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

Financial Guaranty Portfolio
Net Par Outstanding by Sector

	As of September 30, 2026	As of December 31, 2025
Sector	(in billions)
Public finance:
U.S. public finance:
General obligation	$84.3	$82.3
Tax backed	36.0	36.1
Municipal utilities	31.4	31.4
Transportation	28.3	23.5
Healthcare	17.9	16.8
Infrastructure finance	12.7	15.1
Higher education	7.9	8.4
Renewable energy	0.1	0.2
Other public finance	1.1	1.2
Total U.S. public finance	219.7	215.0
Non-U.S. public finance:
Regulated utilities	23.2	23.5
Infrastructure finance	15.5	16.0
Sovereign and sub-sovereign	7.4	8.3
Pooled infrastructure	1.1	1.1
Renewable energy	1.1	1.7
Total non-U.S. public finance	48.3	50.6
Total public finance	268.0	265.6
Structured finance:
U.S. structured finance:
Insurance reserve financings and securitizations	4.7	4.4
RMBS	1.3	1.4
Fund finance facilities	0.6	0.1
Pooled corporate obligations	0.5	0.6
Financial products	0.4	0.4
Other structured finance	1.2	1.0
Total U.S. structured finance	8.7	7.9
Non-U.S. structured finance:
Fund finance facilities	2.6	1.6
Pooled corporate obligations	0.3	0.5
RMBS	0.2	0.2
Other structured finance	1.3	1.3
Total non-U.S. structured finance	4.4	3.6
Total structured finance	13.1	11.5
Total net par outstanding	$281.1	$277.1

Exposure to Puerto Rico

All of the Company’s insured exposure to various authorities and public corporations of Puerto Rico is rated BIG. The Company’s Puerto Rico net par and net debt service outstanding as of September 30, 2026 were $412 million and $479 million, respectively, compared with net par and net debt service outstanding as of December 31, 2025 of $553 million and $643 million, respectively.

As of September 30, 2026, the Company’s only remaining outstanding unresolved insured Puerto Rico exposure subject to a payment default was PREPA, to which the Company had net par and net debt service outstanding of $358 million and $412 million, respectively. As of December 31, 2025, the Company’s PREPA net par and net debt service outstanding were $464 million and $537 million, respectively. See “—Liquidity and Capital Resources—Insurance Subsidiaries, Financial Guaranty Policies” below and Item 1. Financial Statements, Note 5. Expected Loss to be Paid (Recovered), for more information.

The following table shows the scheduled amortization for PREPA. When PREPA defaults on its obligations, the Company is only required to pay the shortfall between the debt service due in any given period and the amount paid by PREPA; although in certain circumstances the Company may elect to pay such amounts on an accelerated basis.

Amortization Schedule of PREPA
Net Par Outstanding and Net Debt Service Outstanding
As of September 30, 2026

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2026 (October 1 - December 31)	$—	$1

2027 (January 1 - March 31)	—	7
2027 (April 1 - June 30)	—	1
2027 (July 1 - September 30)	106	113
2027 (October 1 - December 31)	—	1
Subtotal 2027	106	122
2028	68	80
2029	39	47
2030	44	52
2031-2037	101	110
Total	$358	$412

Liquidity and Capital Resources

AGL and its Holding Companies

AGL directly or indirectly owns several holding companies. Effective October 1, 2026, AGL directly owns Assured Guaranty Global Holdings Inc. (AG Global), a Delaware holding company that directly owns Assured Life Re, an insurance company domiciled in Bermuda, and Assured Guaranty US Holdings Inc. (AGUS). AGL also directly owns AG Re, an insurance company domiciled in Bermuda. Prior to October 1, 2026, AGUS was directly owned by AGL. AGUS directly owns AGMH, which, in turn, directly owns AG, an insurance company domiciled in Maryland. AGUS and AGMH (collectively, the U.S. Holding Companies) have public debt outstanding.

Sources and Uses of Funds

The liquidity of AGL, AG Global and its U.S. Holding Companies is largely dependent on dividends, stock redemptions and other distributions from their operating subsidiaries (see “— Insurance Subsidiaries — Ordinary Dividends From Insurance Subsidiaries to Holding Companies” below) and access to external financing. The operating liquidity requirements of AGL, AG Global and the U.S. Holding Companies include:

•principal and interest on debt issued by AGUS and AGMH;
•dividends on AGL’s common shares; and
•the payment of operating expenses.

AGL, AG Global and its U.S. Holding Companies may also require liquidity to:

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

Long-Term Debt Obligations

The Company has outstanding long-term debt issued by AGUS and AGMH. See Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Long-Term Debt and Credit Facilities, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and “— Guarantor and U.S. Holding Companies’ Summarized Financial Information” below.

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of September 30, 2026	As of December 31, 2025
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
6.125% Senior Notes	6.125%	2028	$350	$350
3.15% Senior Notes	3.15%	2031	500	500
7% Senior Notes	6.40%	2034	200	200
3.6% Senior Notes	3.60%	2051	400	400
Series A Enhanced Junior Subordinated Debentures	3 month CME Term SOFR +2.64%	2066	150	150
AGUS long-term debt			1,600	1,600
AGUS - intercompany loans from:
AG (1)	3.50%	2029	200	200
AGRO	5.00%	2035	20	20
AGUS intercompany loans			220	220
Total AGUS long-term debt and intercompany loans			1,820	1,820
AGMH
Junior Subordinated Debentures (2)	6.40%	2066	300	300
Total AGMH long-term debt			300	300
AGMH’s long-term debt purchased by AGUS (3)			(154)	(154)
U.S. Holding Company long-term debt			$1,966	$1,966
____________________
(1)    Effective October 1, 2026, AGUS and AG amended this loan to extend the final maturity date to October 1, 2034, increase the annual interest rate to 4.8%, and provide for annual principal repayments of $25 million commencing October 1, 2027.
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

Credit Facility

On October 14, 2026, AG Global, as borrower, and AGL, as guarantor, entered into a five-year $160 million unsecured revolving credit facility with KeyBank National Association, as administrative agent and lender. The facility may be used for loans and letters of credit for working capital, general corporate purposes and growth initiatives, and matures in October 2031. Subject to certain conditions, AG Global may increase the commitments by up to $90 million. As of November 5, 2026, no amounts were outstanding under the facility.

Guarantor and U.S. Holding Companies’ Summarized Financial Information

AGL fully and unconditionally guarantees the payment of the principal of, and interest on, the $1,450 million aggregate principal amount of notes issued by AGUS, the $450 million aggregate principal amount of junior subordinated debentures issued by AGUS and AGMH, and the AGUS intercompany loans. The following tables include summarized financial information for AGL and the U.S. Holding Companies, excluding their investments in subsidiaries.

	As of September 30, 2026
	AGL	U.S. Holding Companies
	(in millions)
Assets, excluding investments in subsidiaries
Fixed-maturity securities (1)	$11	$13
Ownership interest in Sound Point	—	399
Other invested assets	—	193
Short-term investments and cash	57	188
Receivables from affiliates (2)	74	—
Other assets	2	33
Liabilities
Long-term debt	—	1,707
Loans payable to affiliates	—	220
Payable to affiliates (2)	16	12
Other liabilities	6	73
____________________
(1)    As of September 30, 2026, the weighted average durations of AGL’s and the U.S. Holding Companies’ fixed-maturity securities were 10.3 years and 0.9 years, respectively.
(2)    Primarily represents receivables and payables with non-guarantor subsidiaries.

	Nine Months 2026
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$1	$4
Expenses
Interest expense	—	72
Other expenses	33	9
Income (loss) before provision for income taxes and equity in earnings (losses) of investees	(32)	(77)
Equity in earnings (losses) of investees	—	26
Net income (loss) excluding investments in subsidiaries	(32)	(52)

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Selected Cash Flow Items

	Nine Months 2026
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from U.S. Holding Companies	$60	$—
Dividends received from other subsidiaries	145	223
Distributions from equity method investees (1)	—	41
Interest paid on intercompany loans	—	(1)
Interest paid on long-term debt	—	(63)
Return of capital from other subsidiaries	12	—
Dividends paid to AGL	—	(60)
Dividends paid to AGL shareholders	(53)	—
Repurchases of common shares (2)	(130)	—
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

Insurance Subsidiaries

The Company has several financial guaranty insurance subsidiaries. AG is an insurance subsidiary domiciled in Maryland. Effective August 1, 2024, AG owns: (i) AGUK, an insurance subsidiary domiciled in the U.K.; and (ii) AGE, an insurance company domiciled in France. AGUK and AGE are collectively referred to as the European Insurance Subsidiaries. AG Re is an insurance company domiciled in Bermuda that owns AGRO, an insurance company that is also domiciled in Bermuda.

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

Financial Guaranty

Management believes that the financial guaranty insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios. The Company generally targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. As of September 30, 2026, the Company intended to hold and had the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

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

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. For example, the Company made substantial claim payments in 2022 and 2024 in connection with the resolution of certain defaulting Puerto Rico credits. The Company is continuing its efforts to resolve the one remaining unresolved Puerto Rico insured exposure that is in payment default, PREPA. The Company had $358 million in insured net par outstanding of PREPA obligations as of September 30, 2026. For more information, see Item 1. Financial Statements, Note 5. Expected Loss to be Paid (Recovered).

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

Annuity Reinsurance

The Company expects liquidity needs related to the annuity reinsurance business to be funded by cash flows generated by interest income, maturities and sales of invested assets and the underlying investments in funds withheld arrangements. Cash flow needs include operating expenses and benefit payments for PRT, which do not have stated maturity dates and generally terminate upon the death of the annuitant or annuitant’s spouse, as well as MYGA assumed liabilities, which have stated maturities of one to ten years. The Company has made assumptions to determine the estimated undiscounted cash flows of the PRT policy benefits including longevity, inflation, expenses, investment returns and other assumptions. Actual cash flows may differ materially from these estimates if there is significant variation in these assumptions. Management believes that Assured Life Re has sufficient liquidity to meet the payments required under these obligations and engages in active asset liability monitoring and hedging activities to mitigate the risk associated with mismatches in asset and liability cash flows. The portfolio of investments supporting the Assured Life Re obligations primarily consists of investment grade fixed-maturity securities including liquid government, corporate and structured credit securities.

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

Dividend restrictions by insurance subsidiary are as follows:

•Under Maryland’s insurance law, AG may, with prior notice to the Commissioner of its domiciliary regulator, the Maryland Insurance Administration, pay an ordinary dividend in an amount that, together with all dividends and distributions paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders’ surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. “Adjusted net investment income” means the sum of (x) AG’s net investment income during the 12-month period ending December 31 of the preceding year (excluding realized capital gains and pro rata distributions of its own securities), and (y) AG’s net investment income (excluding realized capital gains) from the three calendar years prior to the preceding calendar year that has not already been paid out as dividends. The maximum amount available during 2026 for AG to distribute as ordinary dividends is approximately $245 million of which approximately $72 million is available for distribution in the fourth quarter of 2026.

•The Company expects the amount of dividends available for distribution by AG Re in the fourth quarter of 2026 to be approximately $73 million. Based on applicable law and regulations, in 2026 AG Re has the capacity to declare and pay dividends in an aggregate amount up to 25% of the prior year total statutory capital and surplus (i.e., up to $292 million); provided that such payment cannot exceed AG Re’s unencumbered assets ($73 million as of September 30, 2026) or its statutory surplus ($209 million as of September 30, 2026). Additionally, in 2026 AG Re can make capital distributions in an aggregate amount up to $129 million without the prior approval of the Bermuda Monetary Authority (the Authority).

•Under applicable law and regulations, Assured Life Re may declare and pay dividends during 2026, without prior approval of the Authority, in an aggregate amount equal to up to 25% of its total statutory capital and surplus as of the prior year end (or $41 million). Any such dividends would also be subject to the limitations that they may not exceed Assured Life Re’s then-current statutory surplus or its unencumbered assets. Assured Life Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda’s Insurance Act 1978, amendments thereto and related regulations, which also prohibits Assured Life Re from declaring or paying any dividends to any person other than a policyholder unless its approved actuary certifies that the proposed amount of the dividend would not exceed the excess of funds available to satisfy its long-term business obligations. As of September 30, 2026, Assured Life Re did not have a statutory surplus to pay dividends; its unencumbered assets were $31 million. In addition, Assured Life Re may make capital distributions during 2026 of up to $31 million in the aggregate without prior approval of the Authority. Given Assured Life Re’s focus on capital intensive growth initiatives, it does not expect to declare or pay any dividends or to make any capital distributions during 2026.

Ordinary Dividends
From Insurance Company Subsidiaries
to Holding Companies

	Third Quarter		Nine Months
	2026	2025	2026	2025
	(in millions)
Dividends declared by AG Re to AGL	$25	$50	$145	$50
Dividends declared by AG to AGMH	72	71	173	215

Committed Capital Securities

AG is party to an arrangement that enables it to access, at its discretion, up to $400 million of capital, at any time, and has the right to use such capital for any purpose, including to pay claims. See Item 1. Financial Statements, Note 11. Fair Value Measurement.

Federal Home Loan Bank Membership

In the fourth quarter of 2025, AG became a member of the Federal Home Loan Bank of New York (FHLBNY), thereby gaining access to collateralized FHLBNY borrowings as an additional source of liquidity. The Board has authorized a maximum borrowing capacity of $600 million. As of September 30, 2026, AG had not borrowed any funds or pledged any collateral under the FHLBNY program.

Investment Portfolio

As of September 30, 2026, the Company had $6,506 million of available-for-sale fixed-maturity securities, of which $5,808 million were managed by four investment managers: three for the financial guaranty subsidiaries and one for the annuity reinsurance subsidiary. The Company’s principal objectives in managing its investment portfolio for the financial guaranty subsidiaries are to support the highest possible ratings for each operating company, manage investment risk within the context of the underlying portfolio of insurance risk, maintain sufficient liquidity to cover unexpected stress in the insurance portfolio and maximize after-tax net investment income. The Company’s principal objectives in managing its investment portfolio for the annuity reinsurance subsidiary are to invest in assets with a close cash flow profile to the expected profile of payments of the subsidiary and to be appropriately duration matched against the subsidiary’s liability cash flows. In accordance with their respective investment guidelines, the Company’s investment managers for the financial guaranty subsidiaries are also required to maintain their portion of the Company’s investment portfolio with an overall credit quality rated at a minimum of A+/A1/A+ by S&P/Moody’s/Fitch Ratings Inc. The Company’s annuity reinsurance subsidiary seeks to maintain an investment grade overall credit quality for its investment portfolios.

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

Investment Portfolio
Carrying Value

	As of
	September 30, 2026	December 31, 2025
	(in millions)
Fixed-maturity securities, available-for-sale	$6,506	$6,369
Fixed-maturity securities, trading (1)	85	124
Short-term investments	950	903
Other invested assets (2)	1,251	1,091
Total (3)	$8,792	$8,487
____________________
(1)    Includes primarily CVIs received as part of resolutions of Puerto Rico exposures in 2022, which are not rated.
(2)    Excludes investments in Sound Point funds that were consolidated and reported in “assets of consolidated investment vehicles” as of December 31, 2025. See Item 1. Financial Statements, Note 10. Variable Interest Entities. The September 30, 2026 balance includes loans issued by a U.K. regulated utility and a U.S. infrastructure project to both of which the Company has insured exposure.
(3)    September 30, 2026 includes $596 million related to annuity reinsurance consisting of $577 million of available-for-sale fixed-maturity securities and $19 million of short-term investments.

The Company’s available-for-sale fixed-maturity securities had a duration of 5.6 years and 4.9 years as of September 30, 2026 and December 31, 2025, respectively.

Available-for-Sale Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s available-for-sale fixed-maturity securities as of September 30, 2026 and December 31, 2025, based on fair value. Ratings generally reflect the lower of Moody’s and S&P classifications, except for (i) Loss Mitigation Securities rated BIG, and (ii) CLO subordinated notes, which are not rated. See Item 1. Financial Statements, Note 9. Investments, for additional information.

 Distribution of Available-for-Sale Fixed-Maturity Securities by Rating

	As of
Rating	September 30, 2026	December 31, 2025
AAA	13.8%	13.3%
AA	32.0	34.6
A	28.5	26.1
BBB	17.8	17.4
BIG	4.6	4.7
Not rated	3.3	3.9
Total	100.0%	100.0%

Other Investments

Other invested assets, which are generally less liquid than fixed-maturity securities, primarily consist of the ownership interest in Sound Point and alternative investments across a variety of strategies. See “— Commitments” below.

Sound Point and Alternative Investments

	As of September 30, 2026 (1)			As of December 31, 2025
	Investments	CIVs (2)	Consolidated	Investments	CIVs	Consolidated
	(in millions)
Fixed-maturity securities, available-for-sale	$252	$—	$252	$282	$—	$282
Fixed-maturity securities, trading	3	—	3	10	—	10
Other invested assets:
Ownership interest in Sound Point	399	—	399	415	—	415
CLOs	49	—	49	85	—	85
Private healthcare investing	228	—	228	187	—	187
Asset-based/specialty finance	87	—	87	184	(57)	127
Private minority stakes in alternative asset manager	100	—	100	95	—	95
Commercial real estate finance	102	—	102	81	—	81
Other	101	—	101	101	—	101
Subtotal	$1,321	$—	$1,321	$1,440	$(57)	$1,383

Assets of CIVs, net of non-redeemable noncontrolling interest	$—	$—	$—	$—	$77	$77
____________________
(1)    The alternative investments, which do not include the Company’s ownership interest in Sound Point, had an inception-to-date annualized internal rate of return of 11.5%.
(2)    During nine months 2026, the Company deconsolidated a CIV related to its investments in a fund managed by Sound Point. As of September 30, 2026, the Company did not consolidate any CIVs.

Effect of Ownership Interest in Sound Point and Alternative Investments
on Condensed Consolidated Statements of Operations

	Third Quarter 2026			Third Quarter 2025
	Investments	CIVs	Consolidated	Investments	CIVs	Consolidated
	(in millions)
Net investment income	$11	$—	$11	$12	$—	$12
Net realized investment gains (losses)	(7)	—	(7)	(11)	—	(11)
Fair value gains (losses) on trading securities	—	—	—	—	—	—
Equity in earnings (losses) of investees:
Ownership interest in Sound Point	2	—	2	—	—	—
Alternative investments:
CLOs	4	—	4	3	—	3
Private healthcare investing	1	—	1	5	—	5
Asset-based/specialty finance	3	—	3	7	(5)	2
Private minority stakes in alternative asset manager	—	—	—	5	—	5
Commercial real estate finance	2	—	2	—	—	—
Other	—	—	—	5	—	5
Equity in earnings (losses) of investees	12	—	12	25	(5)	20
Subtotal	$16	$—	$16	$26	$(5)	$21

Fair value gains (losses) on CIVs, net of non-redeemable NCI	$—	$—	$—	$—	$8	$8

	Nine Months 2026			Nine Months 2025
	Investments	CIVs	Consolidated	Investments	CIVs	Consolidated
	(in millions)
Net investment income	$30	$—	$30	$35	$—	$35
Net realized investment gains (losses)	(28)	—	(28)	(18)	—	(18)
Fair value gains (losses) on trading securities	—	—	—	1	—	1
Equity in earnings (losses) of investees:
Ownership interest in Sound Point	3	—	3	12	—	12
Alternative investments:
CLOs	(26)	—	(26)	6	—	6
Private healthcare investing	19	—	19	18	—	18
Asset-based/specialty finance	14	(2)	12	21	(12)	9
Private minority stakes in alternative asset manager	16	—	16	20	—	20
Commercial real estate finance	5	—	5	—	—	—
Other	3	—	3	11	—	11
Equity in earnings (losses) of investees	34	(2)	32	88	(12)	76
Subtotal	$36	$(2)	$34	$106	$(12)	$94

Fair value gains (losses) on CIVs, net of non-redeemable NCI	$—	$6	$6	$—	$19	$19

Commitments

The Company has agreed to invest an aggregate amount of $1.5 billion in alternative investments, which includes $1 billion in Sound Point managed investments, subject to certain conditions precedent. Unfunded and targeted commitments for alternative investments as of September 30, 2026 were $529 million. See Item 1. Financial Statements, Note 9. Investments, for a description of the alternative investments agreement with Sound Point.

Restricted Assets

Based on fair value, fixed-maturity securities, short-term investments and cash that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements or otherwise pledged or restricted totaled $75 million and $77 million as of September 30, 2026 and December 31, 2025, respectively. The total collateral funded into a reinsurance trust or a similar account by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements had a fair value of $746 million and $813 million as of September 30, 2026 and December 31, 2025, respectively.

In addition, fixed-maturity securities of $551 million, short-term investments of $10 million and cash of $10 million are held in a consolidated VIE supporting the PRT block of business. See Item 1. Financial Statements, Note 10. Variable Interest Entities. The use of the VIE’s assets is restricted based on the terms of the PRT reinsurance agreement. The above total includes $2 million of fixed-maturity securities that were pledged as collateral for derivatives.

Funds Withheld

The following table summarizes the underlying investments within the Company’s funds withheld. See Item 1. Financial Statements, Note 7. Annuity Reinsurance, for additional information.

Components of Underlying Assets in
Funds Withheld

As of September 30, 2026
(in millions)
RMBS	$54
Commercial mortgage-backed securities	98
Asset-backed securities	79
Commercial loans	16
Total investments	247
Cash, cash equivalents and short-term investments	22
Other	(2)
Total funds withheld, net of allowance for credit losses	$267

The following table summarizes the components of the change in funds withheld, which is reported in “fair value gains (losses) on derivatives” in the condensed consolidated statements of operations.

Change in Fair Value of Embedded Derivatives
in Funds Withheld

	Third Quarter	Nine Months
	2026	2026
	(in millions)
Net investment income on funds withheld	$5	$14
Net realized investment gains (losses) on funds withheld	—	(1)
Net unrealized investment gains (losses) on funds withheld	(3)	(4)
Total change in funds withheld	$2	$9

Lease Obligations

The Company has entered into several lease agreements for office space in Bermuda, New York, London, Paris and other locations with various lease terms. See Part II, Item 8, Financial Statements and Supplementary Data, Note 16. Leases, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a table of minimum lease obligations and other lease commitments.

During nine months 2026, the Company entered into a renewed lease agreement for its existing Bermuda office space. This lease, with an additional $2 million of future rental payments, commenced in the second quarter of 2026 and expires in April 2031.

FG VIEs and CIVs

The Company manages its liquidity needs by evaluating cash flows without the effect of consolidating FG VIEs and CIVs; however, the Company’s condensed consolidated financial statements include the effect of consolidating FG VIEs and CIVs. After the Company deconsolidated its remaining CIV in first quarter 2026, there are no CIVs outstanding. The primary sources and uses of cash at Assured Guaranty’s FG VIEs and CIVs are as follows:

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

See Item 1. Financial Statements, Note 10. Variable Interest Entities, for additional information.

Condensed Consolidated Cash Flow Summary

The summarized condensed consolidated statements of cash flows in the table below present the aggregate cash flows effect for the aggregate of the Financial Guaranty, Annuity Reinsurance and Asset Management segments and Corporate division, separately from the aggregate effect of consolidating FG VIEs and CIVs.

Summarized Condensed Consolidated Cash Flows

	Nine Months
	2026	2025
	(in millions)
Net cash flows provided by (used in) operating activities, excluding FG VIEs and CIVs operating cash flows	$179	$218
FG VIEs and CIVs operating cash flows	143	2
Net cash flows provided by (used in) operating activities	322	220

Net cash flows provided by (used in) investing activities, excluding FG VIEs and CIVs investing cash flows	(137)	264
FG VIEs and CIVs investing cash flows	(44)	14
Net cash flows provided by (used in) investing activities	(181)	278

Net cash flows provided by (used in) financing activities, excluding FG VIEs and CIVs financing cash flows
Dividends paid	(53)	(53)
Repurchases of common shares	(130)	(369)
Other	(19)	(32)
FG VIEs and CIVs financing cash flows	(109)	(13)
Net cash flows provided by (used in) financing activities (1)	(311)	(467)

Effect of exchange rate changes	(2)	5
Increase (decrease) in cash and cash equivalents and restricted cash	(172)	36
Cash and cash equivalents and restricted cash at beginning of period	419	128
Cash and cash equivalents and restricted cash at the end of the period	$247	$164
____________________
(1)    Claims paid on FG VIEs are presented in the condensed consolidated statements of cash flows as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

Cash flows from operating activities were inflows of $322 million in nine months 2026 and inflows of $220 million in nine months 2025. The nine months 2026 cash flow from operations attributable to FG VIEs and CIVs includes proceeds from sales of investments of a CIV, which were used to fund distributions and was subsequently deconsolidated. The nine months 2025 cash flow from operations includes the receipt of $97 million in satisfaction of the judgment the Company was awarded and its recoveries in connection with the resolution of the LBIE litigation.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity securities and short-term investments and paydowns on, and sales of, FG VIEs’ assets. In addition, during nine months 2026, the Company paid $145 million (net of cash acquired), to acquire Assured Life Re (see Item 1. Financial Statements, Note 2. Assured Life Re Acquisition, for additional information) and purchased $185 million of loans issued by a U.K. regulated utility and a U.S. infrastructure project to both of which the Company has insured exposure.

Financing activities primarily consist of (i) AGL share repurchases and dividends, and (ii) paydowns of FG VIEs’ liabilities. In addition, nine months 2026 cash flows include distributions to noncontrolling interests from a CIV.

As of November 4, 2026, the Company was authorized to purchase $121 million of its common shares. For more information about the Company’s share repurchases and authorizations, see Item 1. Financial Statements, Note 14. Shareholders’ Equity.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On January 21, 2026, the Company purchased all of the outstanding share capital in Warwick, which was the 100% indirect owner of Assured Life Re, formerly known as Warwick Re Limited, an annuity reinsurer, which as of September 30, 2026 reinsures one U.K. PRT transaction and one MYGA transaction.

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

Annuity Reinsurance
As of September 30, 2026

		Interest rates		Pound Sterling/U.S. Dollar Exchange Rate		Inflation Index
	Carrying Value	100 bps Decrease	100 bps Increase	1% Depreciation of U.S. Dollar	1% Appreciation of U.S. Dollar	25 bps Decrease	25 bps Increase
	(in millions)
Investments
Available-for-sale investments supporting U.K. PRT:
U.S. dollar denominated	$70	$9	$(7)	$—	$—	$—	$—
Pound sterling denominated	481	60	(50)	5	(5)	(5)	5
Derivatives hedging U.K. PRT market risk	1	3	(3)	1	(1)	(3)	3

Funds withheld	267	6	(6)	—	—	—	—

Annuity reinsurance liabilities
U.K. PRT (LFPB and DPL)	459	42	(35)	5	(5)	1	(1)

See Item 1. Financial Statements, Note 7. Annuity Reinsurance, Note 8. Derivatives and Note 9. Investments for additional information.

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

On January 21, 2026, the Company purchased all of the outstanding share capital in Warwick, which was the 100% indirect owner of Assured Life Re. The Company is currently in the process of assessing the internal control over financial reporting associated with this acquired business. As of September 30, 2026, the Warwick acquisition accounted for approximately 7% of consolidated assets and approximately 6% of consolidated revenues. As discussed in SEC staff guidance, a company may conclude it will exclude an acquired business from the assessment of internal control over financial reporting during the first year after completion of an acquisition. As a result of the timing of this acquisition and in consideration of this SEC staff guidance, the Company will exclude this business from its annual assessment of internal control over financial reporting for the year ended December 31, 2026. Other than integrating Warwick and its subsidiaries, there were no changes in the Company’s internal control over financial reporting during third quarter 2026 which were identified in connection with the evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of the Company, with the participation of its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026. Based on their evaluation as of September 30, 2026 of the period covered by this Form 10-Q, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during third quarter 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (3)
July 1 - July 31	121,261	$83.74	118,559	$121,576,878
August 1 - August 31	4,919	$83.20	4,774	$121,178,412
September 1 - September 30	372	$71.08	—	$121,178,412
Total	126,552	$83.68	123,333
____________________
(1)    The total number of shares purchased also includes shares purchased as a result of employees surrendering shares as payment for withholding taxes upon the vesting of share awards.
(2)    After giving effect to repurchases since the Board first authorized the repurchase program on January 18, 2013, through November 4, 2026, the Company has repurchased a total of 158 million common shares for $6.0 billion, excluding commissions, at an average price of $38.01 per share. As of November 4, 2026, the Company was authorized to repurchase an additional $121 million of its common shares, on a settlement basis. As part of its overall capital management strategy, the Company evaluates on a quarterly basis planned uses of available capital, which may include growth opportunities in its financial guaranty insurance and annuity reinsurance businesses, maintaining a capital cushion to support its existing business and share repurchases. The timing, form and amount of any future share repurchases will be determined at the Company’s discretion.
(3)    Excludes commissions.

ITEM 5.    OTHER INFORMATION

10b5-1 Trading Plans

During third quarter 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Compensatory Arrangement of the Former Chief Credit Officer of the Company

In connection with the previously announced retirement of Stephen Donnarumma from his role as the Chief Credit Officer of the Company, which was effective September 30, 2026, the Company entered into a separation agreement with Mr. Donnarumma on November 3, 2026 (the Separation Agreement). Pursuant to the Separation Agreement, Mr. Donnarumma will serve as senior advisor to the Chief Executive Officer during the period from October 1, 2026 through October 1, 2027 (the Transition Period and such end date, the Retirement Date), which Transition Period has been extended from his previously announced advisory period ending April 2, 2027.

The Separation Agreement provides that Mr. Donnarumma’s base salary during the Transition Period will be the same as his current base salary. In addition, Mr. Donnarumma will be eligible for certain cash and equity incentive opportunities. For the 2026 fiscal year, the Compensation Committee of AGL’s Board of Directors will determine the exact amount of Mr. Donnarumma’s incentive awards after the 2026 financial results are available. Mr. Donnarumma’s cash incentive will be determined based on his actual performance through September 30, 2026 as well as the 2026 financial performance of the Company, prorated for the nine months in which he served as Chief Credit Officer and an executive officer and will be subject to Mr. Donnarumma’s continued employment through the payment date. If the Compensation Committee grants Mr. Donnarumma equity awards relating to his 2026 performance through September 30, 2026, such awards will be subject to Mr. Donnarumma’s continued employment through the date of grant and will be granted as restricted share units pursuant to a grant agreement substantially in the form attached as an exhibit to the Separation Agreement, with one-third of such units generally settling on the one-year anniversary of the date of grant, one-third of such units settling on the two-year anniversary of the date of grant, and the remaining units settling on the three-year anniversary of the date of grant. In addition, for Mr. Donnarumma’s work through the Transition Period but subject to his continued employment through the Retirement Date, the Compensation Committee will grant him a cash incentive award for the 2027 fiscal year with a target amount of $345,865 (representing one-fourth of his 2025 cash incentive payment), payable within sixty days of the Retirement Date.

Mr. Donnarumma’s outstanding restricted share unit and performance share unit awards granted under the Assured Guaranty Ltd. 2024 Long-Term Incentive Plan or its predecessor plan (as applicable, the LTIP) will continue to vest in accordance with their terms through the Retirement Date. Upon his retirement, subject to the conditions described in the Separation Agreement, Mr. Donnarumma’s termination will be treated as a Retirement under the LTIP, entitling him to continued vesting and distribution of shares and dividend equivalents in accordance with the applicable grant agreements.

The Separation Agreement contains restrictive covenants including a two-year non-competition restriction prohibiting Mr. Donnarumma from engaging in activities competitive with the Company’s financial guaranty insurance, annuity reinsurance or asset management businesses, a two-year non-solicitation restriction with respect to the Company’s clients, customers, and employees, confidentiality obligations, and a non-disparagement provision.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6.EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Document

10.1	Separation Agreement, dated as of November 3, 2026, between the Company and Stephen Donnarumma*
22.0	Subsidiary Companies and Issuers of Guaranteed Securities
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1	The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).
*Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated November 6, 2026	By:	/s/ BENJAMIN G. ROSENBLUM

Benjamin G. Rosenblum Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)